Form 10-K
period 1993-12-31
MAYTAG CORP
filed 1994-03-31
CIK 63541

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark one)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1993
                                      or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 (No Fee Required)

For the transition period from _____________________ to _____________________

Commission file Number 1-655

                              MAYTAG CORPORATION

               403 West Fourth Street North, Newton, Iowa 50208

A Delaware Corporation          I.R.S. Employer Identification No. 42-0401785

      Registrant's telephone number, including area code:  515-792-8000

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
  Title of Each Class                          Which Registered

Common Stock, $1.25 per share par value    New York Stock Exchange
Preferred Stock Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1994:

                Common Stock, $1.25 Par Value - $1,858,556,733

The number of shares outstanding of the registrant's Common Stock, as of March 1, 1994:

                 Common Stock, $1.25 Par Value - 106,967,294

1993 FORM 10-K CONTENTS

Item                                                             Page

_____________________________________________________________________________

Part I:

 1. Business                                                              3

    Business - Home Appliances  . . . . . . . . . . . . . . . . . .       3

    Business - Vending Equipment  . . . . . . . . . . . . . . . . .       4

 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . .       5

 3. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . .       6

 4. Submission of Matters to a Vote of Security Holders   . . . . .       6

    Executive Officers of the Registrant  . . . . . . . . . . . . .       6

Part II:

 5. Market for the Registrant's Common Equity and Related Stockholder
    Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

 6. Selected Financial Data   . . . . . . . . . . . . . . . . . . .       8

 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations   . . . . . . . . . . . . . . . . . . . .       9

 8. Financial Statements and Supplementary Data   . . . . . . . .        12

 9. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure  . . . . . . . . . . . . . . . . . . . .        30

Part III:

10. Directors and Executive Officers of the Registrant  . . . . .        30

11. Executive Compensation  . . . . . . . . . . . . . . . . . . .        30

12. Security Ownership of Certain Beneficial Owners and Management       30

13. Certain Relationships and Related Transactions  . . . . . . .        31

Part IV:

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     31

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .        32

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement dated March 22, 1994 (the "Proxy Statement"), which has been filed with the Securities and Exchange Commission pursuant to regulation A, are incorporated by reference into Part III.

Part I

Item 1. Business.

Maytag Corporation (the "Company") was organized as a Delaware corporation in 1925. In 1989, the Company completed the acquisition of Chicago Pacific Corporation ("CPC"), a furniture and international home appliance company, through a cash tender offer followed by a stock merger. CPC operated in two segments, home appliances and furniture; however, the Company later sold the furniture companies segment.

The Company is engaged in two industry segments: home appliances and vending equipment. Financial and other information relating to industry segment and geographic data is included in Part II, Item 7 and Item 8.

HOME APPLIANCES

The home appliances segment comprises approximately 95% of 1993 consolidated net sales.

The Company, through its various business units, manufactures and distributes a broad line of home appliances including laundry equipment, gas and electric ranges, refrigerators, freezers, dishwashers, and floor care products. In 1992, the Company sold its microwave oven and dehumidifier manufacturing operations. The Company continues to distribute microwave ovens and dehumidifiers, as well as compactors. Maytag Customer Service (formerly Maycor Appliance Parts & Service Co.) provides product service and parts distribution in the United States and Canada for all of the Company's appliance brands, except Hoover. Maytag International Inc., the Company's international marketing subsidiary, handles the sales of appliances and licensing of certain home appliance brands in markets outside the United States and Canada. Maytag Financial Services Corporation provides financing programs primarily to certain customers of the Company in North America.

The Company markets its home appliances to all major United States and many major international markets, including the replacement market, the commercial laundry market, the new home and apartment builder market, the manufactured housing (mobile home) market, the recreational vehicle market, the private label market and the household/commercial floor care market. Products are primarily sold directly to dealers but are also sold through independent distributors, mass merchandisers and large national department stores. Sales of appliances to manufacturers of mobile homes and recreational vehicles are made directly by specialized marketing personnel. Most home appliance sales are made within North America.

A portion of the Company's operations and sales are outside the United States. The risks involved in foreign operations vary from country to country and include tariffs, trade restrictions, changes in currency values, economic conditions and international relations. Geographic information is included in Part II, Item 8, Page 29.

The Company uses basic raw materials such as steel, copper, aluminum, rubber and plastic in its manufacturing process in addition to purchased motors, compressors, timers, valves and other components. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meets its future requirements.

The Company holds a number of patents which are important in the manufacture of its products. The licenses it holds on other patents are not considered to be critical to its business. The Company holds a number of trademark registrations of which the most important are ADMIRAL, HOOVER, JENN-AIR, MAGIC CHEF, MAYTAG, NORGE and the associated corporate symbols.

The Company's home appliance business is not seasonal.

The Company is not dependent upon a single home appliance customer or a few customers. Therefore, the loss of any one customer would not have a material adverse effect on its business.

The dollar amount of backlog orders of the Company is not considered significant for home appliances in relation to the total annual dollar volume of sales. Because it is the Company's practice to maintain a level of inventory sufficient to cover anticipated shipments and since orders are generally shipped upon receipt, a large backlog would be unusual.

The home appliance market is highly competitive with the principal competitors being larger than the Company. Because of continued competitiveness within the industry, price increases continue to be difficult to implement. There were no significant increases in the costs of the Company's raw materials or components in 1993. Information regarding the Company's improvement in gross margin over 1992 is included in Part II, Item
7. The Company uses product quality, customer service, advertising and sales promotion, warranty and pricing as its principal methods of competition.

Although the Company has many manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a material effect on capital expenditures, earnings or the Company's competitive position. The scheduled phase-out of chlorofluorocarbons ("CFCs", an aerosol propellant and refrigerant) by the mid-1990s, mandated by government standards, continues to cause concern throughout the refrigeration industry. In addition, alternative washing machine designs to meet anticipated future government regulations dealing with energy and water usage are being evaluated by the Company and the industry. Because compliance with these current and anticipated laws and regulations is essentially prospective, it has not had a significant impact on current operations. It is anticipated that the industry and the Company will meet all final standards.

The number of employees of the Company within the home appliances segment as of December 31, 1993 was 19,661.

VENDING EQUIPMENT

The vending equipment segment comprises approximately 5% of 1993 consolidated net sales.

The Company manufactures, through its Dixie-Narco subsidiary, a variety of soft drink vending machines and money changers. The products are sold primarily to companies bottling soft drinks such as Coca-Cola, Dr. Pepper, Pepsi Cola, Royal Crown Cola and Seven-Up.

The Company uses steel as a basic raw material in its manufacturing processes in addition to purchased motors, compressors and other components made of copper, aluminum, rubber and plastic. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The Company holds a number of patents which are important in the manufacture of its products. The Company holds a DIXIE-NARCO trademark registration and its associated corporate symbol.

Vending equipment sales, though stronger in the first six months of the year, are considered by the Company to be essentially nonseasonal.

The Company's vending equipment segment is dependent upon a few major soft drink suppliers. Therefore, the loss of one or more of these customers could have a material adverse effect on this segment. The Company manufactures and sells its vending machines in competition with a small number of other manufacturers and is the major manufacturer of such equipment. The principal methods of competition utilized by the vending equipment segment are product quality, customer service, delivery, warranty and price. Positive factors pertaining to the Company's competitive position include product design, manufacturing efficiency and superior service, while new product innovations by competitors and severe price competition negatively impact its position.

The dollar amount of backlog orders of the Company is not considered significant for vending equipment in relation to the total annual dollar volume of sales. Because it is the Company's practice to maintain a level of inventory sufficient to cover shipments and since orders are generally shipped upon receipt, a large backlog would be unusual.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a material effect on capital expenditures, earnings or the Company's competitive position. The scheduled phase-out of chlorofluorocarbons ("CFCs', an aerosol propellant and refrigerant) by the mid-1990s, mandated by government standards, will also not affect the production technology in the vending equipment industry. This has not had a significant impact on current operations, and it is anticipated that the industry and the Company will meet all final standards.

The number of employees of the Company within the vending equipment segment as of December 31, 1993 was 1,136.

Item 2. Properties.

The Company's corporate headquarters is located in Newton, Iowa. Major offices and manufacturing facilities in the United States related to the home appliances segment are located at: Galesburg, Illinois; Jackson, Tennessee; Indianapolis, Indiana; Cleveland, Tennessee; Herrin, Illinois; Newton, Iowa; North Canton, Ohio; and El Paso, Texas. Maytag Customer Service, which is located in Cleveland, Tennessee, operates an automated national parts distribution center in Milan, Tennessee which services all of the Company's appliance brands, except Hoover. In addition to manufacturing facilities in the United States, the Company has three other North American manufacturing facilities located in Canada and Mexico. The Company also has five manufacturing facilities outside North America in Australia, Portugal and the United Kingdom. A sixth manufacturing facility in Dijon, France was closed in 1993. Major facilities related to the vending equipment segment are:
Dixie-Narco, Inc., with offices and manufacturing facilities located in

Williston, South Carolina and Eastlake, Ohio.

The manufacturing facilities are well maintained, suitably equipped and in good operating condition. The facilities used in the production of home appliances and vending equipment had sufficient capacity to meet production needs in 1993, and the Company expects that such capacity will be adequate for planned production in 1994. The Company's 1993 capital expenditures and the planned 1994 capital expenditures include an ongoing program of product improvements and enhanced manufacturing efficiencies.

The Company also owns or leases sales offices in many large metropolitan areas throughout the United States, Australia, Canada, the United Kingdom and Western Europe. Lease commitments were not material at December 31, 1993.

Item 3. Legal Proceedings.

The Company is involved in contractual disputes, environmental, administrative and legal proceedings and investigations of various types. Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 1993 through a solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following sets forth the names of all executive officers of the Company, the offices held by them, the year they first became an officer of the Company and their ages:

                                                  First Became
        Name         Office Held                   an Officer   Age
- -----------------    -----------------------      ------------  ---
Leonard A. Hadley    Chairman and
                     Chief Executive Officer          1979      59

John P. Cunningham   Executive Vice President
                     and Chief Financial Officer      1994      56

Joseph F. Fogliano   Executive Vice President and
                     President North American
                     Appliance Group                  1993      54

Jon O. Nicholas      Senior Vice President,
                     Human Resources                  1993      54


Carleton F. Zacheis  Senior Vice President,
                     Planning                         1988      60
                     and Business Development

Terry A. Carlson     Vice President, Purchasing       1991      51

Janis C. Cooper      Vice President, Public           1989      46
                     Affairs

Randall J. Espeseth  Vice President, Taxes            1992      47

Mark A. Garth        Vice President - Controller
                     and Chief Accounting Officer     1994      34

Edward H. Graham     Vice President, General
                     Counsel                          1990      58
                     and Assistant Secretary

Douglass C. Horstman Vice President, Government
                     Affairs                          1993      54

John H. Jansen       Vice President, Technology       1992      54

Thomas C.            Vice President and Treasurer     1989      55
Ringgenberg

Steven H. Wood       Vice President, Information
                     Services                         1992      36

E. James Bennett     Secretary and Assistant
                     General Counsel                  1985      52

The executive officers were elected to serve in the indicated office until the organizational meeting of the Board of Directors following the annual meeting of shareholders on April 26, 1994 or until their successors are elected.

Each of the executive officers has served the Company or an acquired company in various executive or administrative positions for at least five years except for:

          Name                   Company/Position            Period
- --------------------   ----------------------------         --------
Terry A. Carlson        Estee Lauder, Inc
                        - Vice President, Corporate
                          Purchasing                        1987-1991

John P. Cunningham      IBM Corporation
                        - Vice President and Assistant
                          General Manager, Main Frame
                          Division                          1992-1993
                        - Vice President, Member Europe
                          Executive Committee, Paris,       1990-1992
                          France
                        - Vice President, Corporate         1988-1990
                          Controller

Joseph F. Fogliano      Thomson Consumer Electronics,
                        Inc.                                1988-1993
                        - President and CEO

Douglass C. Horstman    D. C. Horstman & Associates
                        (government affairs consulting
                        firm)                               1973-1993
                        - Owner/Operator

John H. Jansen          Ridge Tool Company (a division of
                        Emerson Electric Company)
                        - Vice President, Engineering       1985-1992

Steven H. Wood          Ernst & Young, Chicago, Illinois
                        - Senior Manager                    1985-1989

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters.

MARKET AND DIVIDEND INFORMATION
- -------------------------------------------------------------------------------
                   Sales Price of Common Shares                    Dividends
                        In Whole Dollars                           Per Share
             ------------------------------------------       ----------------
                    1993                      1992            1993        1992
             -----------------         -----------------      ----        ----
Quarter      High         Low          High         Low
- -------      ----         ---          ----         ---
First        $16          $13          $20          $15       $.125       $.125
Second        16           13           21           16        .125        .125
Third         18           15           18           13        .125        .125
Fourth        19           15           16           13        .125        .125

The principal U.S. market in which the Company's common stock is traded is the New York Stock Exchange. As of March 1, 1994 the Company had 32,334 shareowners of record.

Item 6. Selected Financial Data.

Thousands of Dollars Except Per Share Data

                      (1)        (2)                                 (3)
                      1993      1992         1991        1990        1989
                  ----------  ----------  ----------  ----------  ----------
Net sales         $2,987,054  $3,041,223  $2,970,626  $3,056,833  $3,088,753
Cost of sales      2,262,942   2,339,406   2,254,221   2,309,138   2,312,645
Income taxes          38,600      15,900      44,400      60,500      75,500
Income (loss) from
  continuing
  operations          51,270      (8,354)     79,017      98,905     131,472
Percent of income
  (loss) from
  continuing
  operations to net
  sales                 1.7%        (.3%)       2.7%        3.2%        4.3%
Income (loss) from
  continuing
  operations per
  share           $      .48  $     (.08)  $    .75   $      .94  $     1.27
Dividends paid per
  share                  .50         .50        .50          .95         .95
Average shares
  outstanding (in
  thousands)         106,252     106,077     105,761     105,617     103,694
Working capital   $  406,181  $  452,626  $  509,025  $  612,802  $  650,905
Depreciation of
  property, plant
  and equipment      102,459      94,032     83,352       76,836      68,077
Additions to
  property, plant and
  equipment           99,300     129,891    143,372      141,410     127,838
Total assets       2,469,498   2,501,490  2,535,068    2,586,541   2,436,319
Long-term debt       724,695     789,232    809,480      857,941     876,836
Total debt to
  capitalization       60.6%       58.7%      45.9%        47.7%       50.6%
Shareowners' equity
  per share of Common
  stock           $     5.50  $     5.62  $    9.50  $     9.60   $     8.89

(1) Includes $60.4 million in pretax charges ($50 million in a special charge and $10.4 million in selling, general and administrative expenses) for additional costs associated with two Hoover Europe "free flights" promotion programs.
(2) Includes a $95 million pretax charge relating to the reorganization of the North American and European business units and before cumulative effect of accounting changes.
(3)  These amounts reflect the acquisition of Hoover on January 26, 1989.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
_____________________________________________________________________________
COMPARISON OF 1993 WITH 1992
The Company operates in two business segments, home appliances and vending equipment. The operations of the home appliance segment represented 95.0 percent of net sales in 1993 and 1992.
  Consolidated net sales decreased 1.8 percent in 1993 compared to 1992. Although sales volumes in the United States increased due to improved consumer confidence, the overall decline in sales resulted from a decrease in European sales, less favorable currency conversions of sales outside the United States, and the absence of sales from the microwave oven operation that was sold in June 1992. North American home appliance sales increased 3.1 percent in spite of the absence of sales from the microwave oven operation. European sales decreased 22.1 percent from 1992 due to less favorable currency conversions and lower sales volumes due to some market share declines. Lower sales volumes in Europe are expected in 1994 compared to 1993. Sales in the Company's vending equipment segment declined 5.3 percent from 1992 due to slow economic activity in Europe, cutbacks by domestic bottlers and increased competition.
  Gross profit as a percent of sales increased to 24.2 percent from 23.1 percent in 1992. The increase in margins resulted principally from improvements in the North American Appliance Group. The improvement in the North American Appliance Group was primarily due to production efficiencies, reductions of certain employee-related costs and some selective price increases. In addition, 1992 results for the North American Appliance Group included plant start-up costs. Gross margins in Hoover Europe declined primarily due to operating inefficiencies associated with previously announced plans to close a factory in Dijon, France and higher pension costs. Vending equipment margins improved in 1993 due to reductions in material, distribution and warranty costs from 1992. In 1994, although consolidated pension and postretirement medical costs are expected to increase due to a reduction in the discount rate assumption and lower pension assets, this is expected to be offset by other cost reductions.
  Selling, general and administrative (S,G&A) expenses decreased to 17.2 percent in 1993 from 17.4 percent in 1992. The decline was principally due to cost efficiencies resulting from the reorganization of the North American Appliance Group. Special charges consisted of a $50 million pretax charge in the first quarter of 1993 to cover anticipated additional costs associated with two "free flights" promotional programs in Europe and a $95 million pretax charge in the third quarter of 1992 for a reorganization of U.S. and European operations. Total pretax charges relating to the "free flights" promotion programs in 1993 were $60.4 million ($50 million in a special charge and $10.4 million in S,G&A) and in 1992 were $12.2 million. See the notes to the financial statements for a discussion of this matter. Offsetting a portion of the 1993 European "free flights" expenses in S,G&A was a $5 million reversal of excess reorganization reserves in Europe.
  Operating income for 1993 totaled $158.9 million compared to $78.6 million in 1992. Before special charges, operating income would have been $208.9 million or 7.0 percent of sales in 1993 compared to $173.6 million or 5.7 percent of sales in 1992.
  The decrease in the effective tax rate for 1993 was primarily due to the 1992 tax rate reflecting the impact of non-recoverable losses outside the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
_____________________________________________________________________________
United States. The notes to the financial statements include a reconciliation between the statutory tax and the actual tax provided.
  Excluding special charges in 1993 and 1992 and the cumulative effect of accounting changes in 1992, net income would have been $81.3 million or $.76 per share in 1993 compared to net income of $65.4 million or $.62 per share in 1992.
  In November 1992, the Financial Accounting Standards Board issued Statement No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." The new rules require recognition of specified postemployment benefits provided to former or inactive employees, such as severance pay, workers' compensation, supplemental unemployment benefits, disability benefits and continuation of healthcare and life insurance coverages. The Company has estimated that the cumulative effect of adopting FAS 112, which will be recorded in the first quarter of 1994, will be between $.02-$.04 per share. The ongoing expenses associated with the adoption of the new rules are not expected to be material.
_____________________________________________________________________________
COMPARISON OF 1992 WITH 1991
The Company operates in two business segments, home appliances and vending equipment. The operations of the home appliance segment represented 95.0 percent of net sales in 1992 and 1991.
  Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106 (FAS106) "Employers' Accounting for Postretirement Benefits Other than Pensions." FAS 106 requires companies to recognize the cost of postretirement benefits over an employee's service period. The Company's previous practice had been to recognize these costs as claims were received. The one-time transitional cost for adopting FAS106 resulted in an aftertax charge of $222 million or $2.09 per share in the first quarter of 1992. FAS106 also resulted in an additional pretax charge of approximately $24 million in 1992. Implementation of FAS106 had no impact on cash flows and the Company continues to pay the cost of postretirement benefits as claims are received. Also effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS109) "Accounting for Income Taxes." The adoption of FAS109 required a one-time aftertax charge of $85 million or $.80 per share. However, there was no cash flow impact of adopting the pronouncement since deferred taxes changed by a like amount. The one-time cumulative impact of adopting both FAS106 and FAS109 totaled $307 million or $2.89 per share.
  Consolidated net sales increased 2.4 percent in 1992 compared to 1991. The overall sales increase, although partially offset by lower prices, was due to market share gains in most product categories and increased volume as a result of improved consumer confidence in the United States. Sales of the Company's home appliances within North America increased 2.7 percent from 1991. While European sales were 1.3 percent higher in 1992 compared to 1991, the majority of the increase is due to favorable currency translation with volume remaining flat. The Company's vending sales increased 10.4 percent in 1992, primarily due to increased volume within the United States.
  Gross profit as a percent of sales decreased to 23.1 percent from 24.1 percent in 1991. The deterioration in margins was principally caused by additional expenses arising from the use of FAS106 as well as expenses related to a plant start-up, new product introductions and price reductions. Excluding FAS106 charges, gross profit as a percent of sales would have been
23.8 percent for 1992.
  Selling, general and administrative expenses as a percent of sales and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
_____________________________________________________________________________
before reorganization remained relatively level at 17.4 percent in 1992 and
17.7 percent in 1991. The slight decrease was caused primarily by increased sales in 1992.
  During the third quarter of 1992, the Company provided for the costs of reorganizing its North American and European operations. In North America, several manufacturing facilities are being realigned, effectively combining expertise in research, engineering and product development. In addition, sales forces were reorganized and streamlined. The Company was also implementing a centralized distribution and order system for its North American operations designed to enhance customer service and operational efficiency. The effort in Europe was aimed at downsizing production capacity and streamlining sales, marketing, administration and distribution activities. This special charge reduced income before income taxes by $95 million or $.70 per share after tax.
  Operating income for 1992 amounted to $78.6 million compared to $191.5 million in 1991. Before the special reorganization charge, 1992 operating income would have been $173.6 million or 5.7 percent of sales, down $17.9 million or 9.4 percent from 1991. The net operating loss of the Company's European operations in 1992 increased $66.2 million from 1991 primarily due to a provision of $55 million for reorganization expenses relating to plant closings and other organizational changes and the continuing recession in the United Kingdom.
  The increase in the effective tax rate was primarily due to the effect of non-recoverable losses outside of the United States. The notes to the financial statements contain a reconciliation between the statutory tax and the actual tax provided.
  Excluding the cumulative effect of accounting changes and reorganization expenses, for comparative purposes, net income would have been $65.4 million or $.62 per share compared to net income of $79 million or $.75 per share in 1991.
_____________________________________________________________________________
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations in 1993 totaled $71.3 million compared to $183.1 million in 1992. The overall decrease resulted from the funding of expenditures relating to the reorganization of the North American and European operations, the Hoover Europe "free flights" promotions and working capital needs in the North American Appliance Group. Offsetting this decrease was a $42 million withdrawal from an over-funded pension plan in Europe and lower funding of an employee benefit trust. Current assets were
1.6 times current liabilities at December 31, 1993 and 1.8 times at December 31, 1992.
  Gross capital expenditures in 1993 were $99.3 million compared to $129.9 million in 1992. The expenditures in 1993 were mainly related to improvements in product design and manufacturing processes and increases in manufacturing capacity. Capital spending in 1992 was higher as it included major plant start-up projects. Planned capital expenditures for 1994 approximate $110 million and relate to ongoing production improvements and product enhancements. Depreciation expense increased to $102.5 million in 1993 from $94.0 million in 1992 resulting from major capital projects completed near the end of 1992.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
_____________________________________________________________________________
  Significant investing and financing transactions related to capital expenditures, debt retirement and dividend payments were funded through operations and the issuance of $5.5 million in medium term notes and a $139.0 million increase in notes payable and commercial paper borrowings. The Company also reduced long term debt by $94.4 million during 1993.
  The Company has two credit facilities which support the Company's commercial paper program. Subject to certain exceptions, the credit agreements require the Company to maintain certain quarterly levels of consolidated tangible net worth, leverage ratios and interest coverage ratios. The Company was in compliance with all covenants at December 31, 1993 and expects to be in compliance with all covenants. The covenants become more stringent commencing in the first quarter of 1994. Additional funds available at December 31, 1993 under all credit agreements, applying the terms of the most restrictive covenant above, totaled $243 million.
  Dividend payments in both 1993 and 1992 amounted to $53 million or $.50 per share. Dividends amounted to nine percent of average shareowners' equity in 1993 and seven percent in 1992.
  Any funding requirements for future capital expenditures and other cash requirements in excess of cash generated from operations will be supplemented with issuance of debt securities and bank borrowings.

_____________________________________________________________________________
IMPACT OF INFLATION
The Company uses the LIFO method of accounting for approximately 79 percent of its inventories. Under this method, the cost of sales reported in the financial statements approximates current costs. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based upon current costs of productive capacity being consumed. Assets acquired in prior years will, of course, be replaced at higher costs but this will take place over several years. New higher-cost assets will result in higher depreciation charges, but in many cases due to technological improvements, there will be operating cost savings as well.

Item 8. Financial Statements and Supplementary Data.
                                                                          Page
                                                                          ----
        Report of Independent Auditors                                     13

        Statements of Consolidated Income--Years ended
          December 31, 1993, 1992 and 1991                                 14

        Statements of Consolidated Financial Condition--
          December 31, 1993 and 1992                                       15

        Statements of Consolidated Cash Flows--Years ended
          December 31, 1993, 1992 and 1991                                 17

        Notes to Consolidated Financial Statements                         18

        Quarterly Results of Operations--Years 1993 and 1992               30

                       Report of Independent Auditors

Shareowners and Board of Directors
Maytag Corporation

We have audited the accompanying statements of consolidated financial condition of Maytag Corporation and subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated income and consolidated cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in notes to consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes.



                                                   Ernst & Young
February 1, 1994                                   Chicago, Illinois

STATEMENTS OF CONSOLIDATED INCOME (LOSS)
Thousands of Dollars Except Per Share Data


                                              Year ended December 31
                                         1993        1992        1991
                                       ---------   ---------  ---------
Net sales                             $2,987,054  $3,041,223  $2,970,626
Cost of Sales                          2,262,942   2,339,406   2,254,221
                                       ---------   ---------   ---------
    GROSS PROFIT                         724,112     701,817     716,405
Selling, general and administrative
  expenses                               515,234     528,250     524,898

Special charges                           50,000      95,000
                                       ---------   ---------   ---------
    OPERATING INCOME                     158,878      78,567     191,507

Interest expense                         (75,364)    (75,004)    (75,159)
Other--net                                 6,356       3,983       7,069
                                       ---------   ---------   ---------
    INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF ACCOUNTING
    CHANGES                               89,870       7,546     123,417
Income taxes                              38,600      15,900      44,400
                                       ---------   ---------   ---------
    INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGES          51,270      (8,354)     79,017
Cumulative effect of accounting changes
  for postretirement benefits other
  than pensions and income taxes                    (307,000)
                                       ---------   ---------   --------
    NET INCOME (LOSS)                 $   51,270  $ (315,354) $  79,017
                                       =========   =========   ========
Income (loss) per average share of
  Common stock:

  Income (loss) before cumulative
  effect of accounting changes        $      .48 $     (.08) $      .75

  Cumulative effect of accounting
  changes                                        $    (2.89)

  Net income (loss) per Common share  $      .48 $    (2.97) $      .75

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
Thousands of Dollars




                                                        December 31
                                                    --------------------
ASSETS                                                 1993        1992
- ------                                              ---------   ---------
CURRENT ASSETS
Cash and cash equivalents                         $   31,730   $   57,032

Accounts receivable, less allowance--
  (1993--$15,629; 1992--$16,380)                     532,353      476,850
Inventories                                          429,154      401,083

Deferred income taxes                                 46,695       52,261
Other current assets                                  16,919       28,309
                                                  ----------   ----------
    Total current assets                           1,056,851    1,015,535


NONCURRENT ASSETS

Deferred income taxes                                 68,559       71,442
Pension investments                                  168,103      215,433

Intangibles, less allowance for amortization--
  (1993--$46,936; 1992--$37,614)                     319,657      328,980
Other noncurrent assets                               35,266       35,989
                                                 -----------   ----------
    Total noncurrent assets                          591,585      651,844


PROPERTY, PLANT AND EQUIPMENT
Land                                                  46,149       47,370
Buildings and improvements                           288,590      286,368
Machinery and equipment                            1,068,199      962,006
Construction in progress                              44,753       90,847
                                                  ----------   ----------
                                                   1,447,691    1,386,591
Less allowance for depreciation                      626,629      552,480
                                                  ----------   ----------
    Total property, plant and equipment              821,062      834,111
                                                  ----------   ----------
    TOTAL ASSETS                                  $2,469,498   $2,501,490
                                                  ==========   ==========

                                                        December 31
                                                   ----------------------
LIABILITIES AND SHAREOWNERS' EQUITY                    1993        1992
                                                   ----------   ----------
CURRENT LIABILITIES
Notes payable                                     $  157,571   $   19,886
Accounts payable                                     195,981      218,142
Compensation to employees                             84,405       89,245
Accrued liabilities                                  178,015      180,894
Income taxes payable                                  16,193       11,323
Current maturities of long-term debt                  18,505       43,419
                                                   ---------   ----------
    Total current liabilities                        650,670      562,909



NONCURRENT LIABILITIES
Deferred income taxes                                 44,882       89,011
Long-term debt                                       724,695      789,232
Postretirement benefits other than pensions          391,635      380,376
Other noncurrent liabilities                          70,835       80,737
                                                   ---------   ----------
    Total noncurrent liabilities                   1,232,047    1,339,356


SHAREOWNERS' EQUITY

Common stock:
  Authorized--200,000,000 shares (par value $1.25)
  Issued--117,150,593 shares, including shares in
  treasury                                          146,438      146,438
Additional paid-in capital                          480,067      478,463
Retained earnings                                   325,823      328,122
Cost of Common stock in treasury (1993--10,430,833
  shares; 1992--10,545,915 shares)                 (232,510)    (234,993)
Employee stock plans                                (62,342)     (65,638)
Foreign currency translation                        (70,695)     (53,167)
                                                  ---------   ----------
    Total shareowners' equity                       586,781      599,225
                                                  ---------   ----------
    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY    $2,469,498   $2,501,490
                                                  =========    =========
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
Thousands of Dollars


                                                    Year ended December 31
                                                ------------------------------
                                                  1993       1992       1991
                                                --------   --------   --------
OPERATING ACTIVITIES
Net income (loss)                            $    51,270  $(315,354) $  79,017
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Cumulative effect of accounting changes                 307,000
    Depreciation and amortization                111,781    103,351     92,667
    Deferred income taxes                        (35,833)   (30,210)     1,700
    Reorganization expenses                       (5,000)    95,000
    "Free flights" promotion expenses             60,379     12,235
    Changes in selected working capital items:
      Inventories                                (29,323)    80,731     37,075
      Receivables and other current assets       (48,609)    (6,051)    12,867
      Reorganization reserve                     (39,671)   (15,530)
      "Free flights" promotion reserve           (42,981)    (1,604)
      Other current liabilities                  (17,383)   (70,422)    46,623
    Net change in pension assets and
      liabilities                                 43,513    (12,149)   (22,385)
    Postretirement benefits                       11,259     21,254
    Other--net                                    11,913     14,814    (12,894)
                                               ---------   --------   --------
      NET CASH PROVIDED BY OPERATIONS             71,315    183,065    234,670

INVESTING ACTIVITIES

Capital expenditures--net                        (95,990)  (120,364)  (138,100)
                                               ---------   --------   --------
      TOTAL INVESTING ACTIVITIES                 (95,990)  (120,364)  (138,100)

FINANCING ACTIVITIES

Proceeds from credit agreements and long-term
  borrowings                                      5,500      73,712     57,900
Increase (decrease) in notes payable            138,951      (2,378)   (31,023)
Reduction in long-term debt                     (94,449)    (70,158)   (92,832)
Stock options exercised and other Common stock
  transactions                                    5,903       5,558      3,421
Dividends                                       (53,569)    (53,269)   (53,150)
                                              ---------   ---------   --------
      TOTAL FINANCING ACTIVITIES                  2,336     (46,535)  (115,684)
Effect of exchange rates on cash                 (2,963)     (7,886)    (1,721)


      INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                               (25,302)      8,280    (20,835)
Cash and cash equivalents at beginning of year   57,032      48,752     69,587
                                              ---------   ---------   --------
      CASH AND CASH EQUIVALENTS
      AT END OF YEAR                          $  31,730   $  57,032  $  48,752
                                              =========   ========   =========
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. Certain subsidiaries located outside the United States are consolidated as of a date one month earlier than subsidiaries in the United States. Intercompany accounts and transactions are eliminated in consolidation.
    Exchange rate fluctuations from translating the financial statements of subsidiaries located outside the United States into U.S. dollars and exchange gains and losses from designated foreign currency transactions are recorded in a separate component of shareowners' equity. All other foreign exchange gains and losses are included in income.
    Certain reclassifications have been made to prior years' financial statements to conform with the 1993 presentation.

Cash Equivalents: Highly liquid investments with a maturity of 90 days or less when purchased are considered by the Company to be cash equivalents.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 79% and 76% of the Company's inventories at December 31, 1993 and 1992. The remaining inventories, which are primarily outside the United States, are stated using the first-in, first-out (FIFO) method.
Intangibles: Intangibles principally represent goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets. Goodwill is amortized over 40 years on the straight-line basis and the carrying value is reviewed annually. If this review indicates that goodwill will not be recoverable as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

Income Taxes: Certain expenses (principally related to accelerated tax depreciation, employee benefits and various other accruals) are recognized in different periods for financial reporting and income tax purposes.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation expense is calculated principally on the straight-line method for financial reporting purposes. The depreciation methods are designed to amortize the cost of the assets over their estimated useful lives.

Short and Long-Term Debt: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements, including multicurrency loans, approximate their fair value. The fair values of the Company's long-term debt are estimated based on quoted market prices of comparable instruments.

- ------------------------------------------------------------------------------
INVENTORIES
In thousands                                                1993        1992
                                                          --------    --------
Finished products                                         $282,841    $249,289
Work in process, raw materials and supplies                146,313     151,794
                                                          --------    --------
                                                          $429,154    $401,083
                                                          ========    ========
If the first-in, first-out (FIFO) method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been $76.3 million and $78.1 million higher than reported at December 31, 1993 and 1992.

___________________________________________________________________________
PENSION BENEFITS
The Company and its subsidiaries have noncontributory defined benefit pension plans covering most employees. Plans covering salaried and management employees generally provide pension benefits that are based on an average of the employee's earnings and credited service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet minimum funding requirements.

A summary of the components of net periodic pension expense (income) for the defined benefit plans is as follows:

                                                 Year ended December 31
                                           --------------------------------
In thousands                                  1993       1992         1991
                                           ---------  ----------   ---------
Service cost--benefits earned during the
 period                                    $  24,067   $  21,469   $  23,520
Interest cost on projected benefit
 obligation                                   90,322      87,654      85,325
Actual return on plan assets                (167,539)    (87,263)   (141,918)
Net amortization and deferral                 59,315     (25,239)     23,602
                                           ---------   ---------   ---------
      Net pension expense (income)         $   6,165   $  (3,379)  $  (9,471)
                                           =========   =========   =========
The change in pension expense (income) from 1992 to 1993 resulted from pension benefit improvements, a reduction in the discount rate and lower expected return on assets resulting from lower asset values at the beginning of the year.

Assumptions used in determining net periodic pension expense (income) for the defined benefit plans in the United States were:


                                              1993       1992        1991
                                              ----       ----        ----
Discount rates                                8.5%         9%          9%
Rates of compensation increase                  6          6           6
Expected long-term rates of return on
 assets                                       9.5        9.5         9.5

For the valuation of pension obligations at the end of 1993 and for determining pension expense in 1994, the discount rate and rate of compensation increase have been decreased to 7.5% and 5.0% respectively. Assumptions for defined benefit plans outside the United States are comparable to the above in all periods.
    As of December 31, 1993, approximately 87% of the plan assets are invested in listed stocks and bonds. The balance is invested in real estate and short term investments.
    Certain pension plans in the United States provide that in the event of a change of Company control and plan termination, any excess funding may be used only to provide pension benefits or to fund retirees' health care benefits. The use of all pension assets for anything other than providing employee benefits is either limited by legal restrictions or subject to severe taxation.
    The following table sets forth the funded status and amounts recognized in the statements of consolidated financial condition for the Company's defined benefit pension plans:

         >
                                   December 31, 1993                      December 31, 1992
                             ---------------------------------      ---------------------------------
                             Plans in Which   Plans in Which     Plans in Which  Plans in Which
                              Assets Exceed     Accumulated       Assets Exceed    Accumulated
                               Accumulated    Benefits Exceed       Accumulated  Benefits Exceed
                                 Benefits         Assets              Benefits       Assets
                             --------------   ---------------    --------------  ---------------
In thousands
Actuarial present value of
 benefit obligation:
  Vested benefit obligation   $(1,004,740)   $     (15,474)     $     (889,570)     $    (28,990)
                              ===========    =============      ==============      ============
   Accumulated benefit
     obligation               $(1,084,352)   $     (16,380)     $     (942,303)     $    (29,009)
                              ===========    =============      ==============      ============
   Projected benefit
     obligation               $(1,163,073)   $     (18,989)     $   (1,015,813)     $    (31,186)
Plan assets at fair value       1,213,315              569           1,156,506            12,897
                              -----------    -------------      --------------      ------------
Projected benefit obligation
 less than (in excess of)
 plan assets                       50,242          (18,420)            140,693           (18,289)
Unrecognized net loss              41,037            1,046              47,244             1,087
Prior service cost not yet
 recognized in net periodic
 pension cost                     110,024            3,272              66,571             2,066
Unrecognized net obligation
 (asset) at adoption of FASB
 87, net of amortization          (38,128)           1,647             (43,602)            1,729
                              -----------     ------------      --------------      ------------
Net pension investment
 (liability)                      163,175          (12,455)            210,906           (13,407)
Minimum liability adjustment        4,928           (4,928)              4,527            (4,527)
                             ------------     ------------      --------------      ------------
Pension investment
 (liability) recognized in
 the statements of
 consolidated financial
 condition                   $   168,103      $   (17,383)      $      215,433      $   (17,934)
                             ===========      ===========       ==============      ============

Pension investments above of approximately $104 million and $142 million at December 31, 1993 and 1992, and pension income of $5.4 million, $10.9 million and $7.1 million in 1993, 1992 and 1991 relate to pension plans covering employees in Europe.
    In 1993 and 1992, the Company recorded $4.9 million and $4.5 million, respectively, to recognize the minimum pension liability required by the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The transaction, which had no effect on income, was offset by recording an intangible asset of an equivalent amount.

____________________________________________________________________________
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
In addition to providing pension benefits, the Company provides postretirement health care and life insurance benefits for its employees in the United States. Most of the postretirement plans are contributory, and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees are not vested and these benefits are subject to change. Death benefits for certain retired employees are funded as part of, and paid out of, pension plans.
    In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires employers to accrue the cost of such retirement benefits during the employee's service with the Company. Prior to 1992, the cost of providing these benefits to retired employees was recognized as a charge to income as claims were received. The transition obligation of $355 million as of January 1, 1992 was recorded as a one-time charge in the first quarter of 1992 and reduced net income by $222 million or $2.09 per share. The ongoing effect of adopting the new standard increased 1993 and 1992 periodic postretirement benefit cost by $11.3 and $23.9 million respectively. Postretirement benefit costs in 1991 of approximately $11.7 million were recorded on a cash basis and have not been restated.

A summary of the components of net periodic postretirement benefit cost is as follows:


In thousands                                          1993        1992
                                                    -------     -------
Service cost                                        $10,225     $ 8,258
Interest cost                                        26,939      30,421
Net amortization and deferral                        (8,228)      2,106
                                                    -------     -------
    Net periodic postretirement benefit cost        $28,936     $40,785
                                                    =======     =======
Postretirement benefit costs for 1993 decreased primarily due to a plan amendment to eligibility requirements.

Assumptions used in determining net periodic postretirement benefit cost were:

                                                     1993        1992
Health care cost trend rates (1):                    ----        ----
    Current year                                      14%         15%
    Decreasing gradually to                            6%          6%
    Until the year                                   2009        2009
    Each year thereafter                               6%          6%
Discount rates                                        8.5%       9.0%
(1) Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

For the valuation of the accumulated benefit obligation at December 31, 1993 and for determining postretirement benefit costs in 1994, the health care cost trend rates were decreased. This results in a health care cost trend rate of 12.5 percent in 1994, decreasing gradually to 6 percent until 2001 and remaining at that level thereafter. In addition, the discount rate was reduced to 7.5 percent.
    The health care cost trend rate assumption has a significant impact on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $43.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by $5.9 million.
    The following table presents the status of the plans reconciled with amounts recognized in the statements of consolidated financial condition for the Company's postretirement benefits.

                                                            December 31
                                                         ----------------
                                                         1993        1992
In thousands                                             ----        ----
Accumulated postretirement benefit obligation:
  Retirees                                             $284,524   $189,764
  Fully eligible active plan participants                58,709     60,236
  Other active plan participants                         56,465     76,587
                                                       --------   --------
                                                        399,698    326,587
  Unamortized plan amendment                             54,248     62,476
  Unrecognized net loss                                 (62,311)    (8,687)
Postretirement benefit liability recognized in the     --------   --------
   the statements of consolidated financial condition  $391,635   $380,376
                                                       ========   ========
__________________________________________________________________________
OTHER EMPLOYEE BENEFITS
The Company has a leveraged employee stock ownership plan (ESOP) for eligible United States employees. The ESOP is designed to fund the Company's contribution to an existing salaried savings plan. The Company made contributions to the plan of $5.5 million, $5.2 million and $4.9 million for loan payments in 1993, 1992 and 1991, the majority of which represents interest on the ESOP debt. With each loan and interest payment, a portion of the Common stock in the ESOP becomes available for allocation to participating employees.
    The Company also sponsors other defined contribution plans.
Contributions to these plans are generally based on employees' compensation. Expenses of the Company related to these plans, including the ESOP, amounted to $8.6 million in 1993, $7.9 million in 1992 and $7.8 million in 1991.
    In November 1992, the Financial Accounting Standards Board issued Statement No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." The new rules require recognition of specified postemployment benefits provided to former or inactive employees, such as severance pay, workers' compensation, supplemental employment benefits, disability benefits and continuation of healthcare and life insurance coverages. The Company has estimated the cumulative effect of adopting FAS 112, which will be recorded in the first quarter of 1994, will not have a material impact on the annual results for 1994. The ongoing expenses associated with the new statement are not expected to be material.


______________________________________________________________________________
ACCRUED LIABILITIES
In thousands                                                1993       1992
                                                           ------     ------
Warranties                                               $ 46,281    $ 50,877
Advertising/sales promotion                                51,946      30,054
Other                                                      79,788      99,963
                                                           ------      ------
                                                         $178,015    $180,894
                                                          =======     =======
______________________________________________________________________________
INCOME TAXES
Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Prior to 1992, the provision for income taxes was based on income and expenses included in the accompanying consolidated statements of income. As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 was to decrease net income by $85 million or $.80 per share as of January 1, 1992.
    At December 31, 1993, the Company has available for tax purposes approximately $177 million of net operating loss carryforwards outside the United States, of which $38 million expire in various years through 1999 and $139 million is available indefinitely. Of this amount, $30 million relates to pre-acquisition net operating losses which will be used to reduce intangibles when utilized.
    Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1993 and 1992 are as follows:


In thousands                                         1993       1992
                                                  ----------  ---------
Deferred tax assets (liabilities):
 Tax over book depreciation                       $(118,973)  $(116,725)
 Postretirement benefit obligation                  151,424     143,197
 Product warranty accruals                           20,021      20,221
 Pensions and other employee benefits               (38,753)    (58,704)
 Reorganization accrual                               8,856      23,586
 Net operating loss carryforwards                    48,817      23,178
 Other                                               14,937      15,812
                                                  ---------   ---------
                                                     86,329      50,565
Less valuation allowance for deferred tax assets    (15,957)    (15,873)
                                                  ---------   ---------
     Net deferred tax assets                      $  70,372   $  34,692
Recognized in statements of consolidated          =========   =========
financial condition:
 Deferred tax assets-current                      $  46,695   $  52,261
 Deferred tax assets-noncurrent                      68,559      71,442
 Deferred tax liabilities                           (44,882)    (89,011)
                                                  ---------   ---------
     Net deferred tax assets                      $  70,372   $  34,692
                                                  =========   =========
Income (loss) before income taxes and cumulative effect of accounting changes consists of the following:
                                             Year ended December 31
                                        -------------------------------
In thousands                               1993      1992        1991
                                         -------    ------      ------
United States                           $162,554   $ 80,013    $112,988
Non-United States                        (72,684)   (72,467)     10,429
                                         -------    -------     -------
                                        $ 89,870   $  7,546    $123,417
                                         =======    =======     =======

Significant components of the provision for income taxes are as follows:


                                             Year ended December 31
                                           ----------------------------
In thousands                               1993       1992        1991
Current provision:                         ----       ----        ----
 Federal                                $ 51,700   $ 37,000    $ 28,600
 State                                     9,100      7,100       6,000
 Non-United States                        20,000      2,000       8,100
                                          ------     ------      ------
                                          80,800     46,100      42,700

Deferred provision:
 Federal                                     400    (13,800)      7,600
 State                                       700     (3,100)
 Non-United States                       (43,300)   (13,300)     (5,900)
                                          ------     ------      ------
                                         (42,200)   (30,200)      1,700
                                          ------     ------      ------
     Provision for income taxes         $ 38,600   $ 15,900    $ 44,400
                                          ======     ======      ======
Significant items impacting the effective income tax rate follow:

                                               Year ended December 31
                                           -------------------------------
In thousands                                  1993       1992       1991
                                             ------     ------     ------
Income before cumulative effect of
  accounting changes computed at the
  statutory United States income tax rate  $31,500     $ 2,600     $42,000
Increase (reduction) resulting from:
 Acquisitions:
     Intangibles amortization                3,200       3,100       3,100
     Depreciation                                                    2,400
 The effect of statutory rate differences
     outside the United States               2,500       2,600         600
 Non-United States losses with no tax
     benefit                                            10,700
 State income taxes, net of federal tax
     benefit                                 6,400       2,700       4,000
 Tax credits arising outside the United
     States                                   (800)     (5,400)     (7,300)
 Effect of tax rate changes on deferred
     taxes                                  (2,500)
 Other-net                                  (1,700)      (400)       (400)
                                          --------     -------     -------
     Provision for income taxes            $38,600     $15,900     $44,400
                                          ========     =======     =======

    Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $81 million at December 31, 1993), taxes which would result from distribution have not been provided on such earnings. If such earnings were distributed, additional taxes payable would be significantly reduced by available tax credits arising from taxes paid outside the United States.
    Income taxes paid, net of refunds received, during 1993, 1992 and 1991 were $68.3 million, $28.5 million, and $34.5 million, respectively.

______________________________________________________________________________
LONG-TERM DEBT AND NOTES PAYABLE
In thousands
The following sets forth the long-term debt in the statements of consolidated financial condition:
                                                       1993        1992

Notes payable with interest payable semiannually:
 Due May 15, 2002 at 9.75%                         $200,000    $200,000
 Due July 15, 1999 at 8.875%                        175,000     175,000

 Due July 1, 1997 at 8.875%                         100,000     100,000
Medium-term notes, maturing from 1994 to 2010, from
 7.69% to 9.03% with interest payable semiannually  177,750     197,250
Employee stock ownership plan notes payable
 semiannually through July 2, 2004 at 9.35%          59,129      60,307
Multicurrency loans at 5.4% to 9.475%                            63,631
Other                                                31,321      36,463
                                                  ---------    --------
                                                    743,200     832,651
Less current portion                                 18,505      43,419
                                                  ---------    --------
                                                   $724,695    $789,232
                                                  =========    ========
The 9.75% notes, the 8.875% notes due in 1999 and the medium-term notes grant the holders the right to require the Company to repurchase all or any portion of their notes at 100% of the principal amount thereof, together with accrued interest, following the occurrence of both a change in Company control and a credit rating decline.
    The Company has established a trust to administer a leveraged employee stock ownership plan (ESOP) within an existing employee savings plan. The Company has guaranteed the debt of the trust and will service the repayment of the notes, including interest, through the Company's employee savings plan contribution and from the quarterly dividends paid on stock held by the ESOP. Dividends paid by the Company on stock held by the ESOP totaled $1.4 million in 1993, 1992 and 1991. The ESOP notes are secured by the Common stock owned by the ESOP trust.
    The fair value of the Company's long-term debt, based on public quotes if available, exceeded the amount recorded in the statements of consolidated financial condition at December 31, 1993 and 1992 by $83.7 million and $50 million, respectively.
    Notes payable at December 31, 1993 and 1992 consisted of notes payable to banks, in addition to $112 million in commercial paper borrowings at December 31, 1993. The Company's commercial paper program is supported by two credit agreements totaling $300 million, which were entered into on June 25, 1993. The $100 million agreement expires June 24, 1994 and the $200 million agreement expires June 25, 1996. Subject to certain exceptions, the credit agreements require the Company to maintain certain quarterly levels of consolidated tangible net worth, leverage ratios and interest coverage ratios. At December 31, 1993, the Company was in compliance with all covenants. Additional funds available at December 31, 1993 under all credit agreements, applying the terms of the most restrictive covenant, totaled $243 million.
    Interest paid during 1993, 1992 and 1991 was $76.2 million, $77.4 million, and $78.4 million. The aggregate maturities of long-term debt in each of the next five fiscal years is as follows (in thousands): 1994- $18,505; 1995-$45,185; 1996-$5,308; 1997-$106,535; 1998-$7,147.

______________________________________________________________________________
STOCK PLANS
In 1992, the shareowners approved the 1992 stock option plan for executives and key employees. The plan provides that options could be granted to key employees for not more than 3.6 million shares of the Common stock of the Company. The option price under the plan is the fair market value at the date of the grant. Options may not be exercised until one year after the date granted.
    Under the Company's 1986 plan which expired in 1991, options to purchase
1.6 million shares of Common stock were granted at the market value at the date of grant. Some options were also granted under this plan with stock appreciation rights (SAR) which entitle the employee to surrender the right to receive up to one-half of the shares covered by the option and to receive a cash payment equal to the difference between the option price and the market value of the shares being surrendered. Under a plan which expired in 1986, options to purchase 800,000 shares of Common stock were granted at the market value at date of grant.
    In April 1990, the Company's shareowners approved the Maytag Corporation 1989 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 250,000 shares of Common stock to the Company's non-employee directors. Options under this plan are immediately exercisable upon grant.

The following is a summary of certain information relating to these plans:

                                         Average     Option
                                          Price      Shares       SAR
                                         -------    -------     -------
Outstanding December 31, 1990             $14.81    966,851     459,131
 Granted                                   14.76    885,920     246,240
 Exercised                                 10.49     (7,526)
 Canceled or expired                       17.59    (18,450)    (12,988)
                                                  ---------     -------
Outstanding December 31, 1991              14.76  1,826,795     692,383
 Granted                                   14.54    411,910
 Exercised                                  9.86   (179,736)    (11,192)
 Exchanged for SAR                         11.16    (11,192)
 Canceled or expired                       12.63    (34,640)    (93,242)
                                                  ---------     -------
Outstanding December 31, 1992              15.09  2,013,137     587,949
 Granted                                   15.92    599,060
 Exercised                                 12.89   (101,156)     (5,360)
 Exchanged for SAR                         12.53     (5,360)
 Canceled or expired                       16.26   (147,080)    (85,728)
                                                  ---------     -------
Outstanding December 31, 1993              15.33  2,358,601     496,861
                                                  =========     =======
Options for 1,777,361 shares, 1,623,227 shares and 964,875 shares were exercisable at December 31, 1993, 1992 and 1991. There were 2,784,030 shares available for future grants at December 31, 1993. In the event of a change in Company control, all stock options granted become immediately exercisable.

    In 1991, the shareowners approved the 1991 Stock Incentive Award Plan For Key Executives. This plan authorizes the issuance of up to 2.5 million shares of Common stock to certain key employees of the Company, of which 1,980,338 shares are available for future grants as of December 31, 1993. Under the terms of the plan, the granted stock vests three years after the award date and is contingent upon pre-established performance objectives. In the event of a change in Company control, all incentive stock awards become fully vested. No incentive stock awards may be granted under this plan on or after May 1, 1996. Incentive stock award shares outstanding at December 31, 1993 under a 1993 grant total 459,957, and $3.6 million has been expensed during 1993 for the the anticipated payout on these awards. Under a 1991 grant which expired in 1993, 53,068 shares are vested and outstanding and $1.1 million has been expensed during 1993. No amounts were expensed in 1992 and 1991 under these awards.

______________________________________________________________________________
SHAREOWNERS' EQUITY

                            Common Stock        Additional                    Treasury Stock        Employee     Foreign
                         __________________      Paid-in       Retained     ___________________         Stock     Currency
In thousands            Shares      Amount       Capital       Earnings      Shares     Amount         Plans    Translation
                        ------      ------      ----------    ----------    --------   --------      --------   -----------
Balance 12/31/90         117,151     $146,438    $487,034     $670,878      (11,424)   $(254,576)   $(63,590)    $ 28,547
Net income                                                      79,017
Cash dividends                                                 (53,150)
Stock issued under
      employee
      stock plans                                     (50)                        8          168
Stock awards:
      Granted                                      (6,953)                      588       13,110      (6,157)
      Earned or
         canceled                                      96                       (17)        (376)      2,130
Conversion of
      subordinated
      debentures                                        7                        (1)         (22)
ESOP:
      Issued                                         (301)                       38          848
      Allocated                                                                                          906
Translation
      adjustments                                                                                                 (33,419)
                         _______      _______     _______      _______      ________    _________    ________     _______
Balance 12/31/91         117,151      146,438     479,833      696,745      (10,808)    (240,848)    (66,711)      (4,872)
Net loss                                                      (315,354)
Cash dividends                                                 (53,269)
Stock issued under
      employee
      stock plans                                  (1,221)                      178        3,970
Stock awards:
      Granted                                        (204)                       41          921        (718)
      Earned or
         canceled                                     524                       (44)        (970)        446
ESOP:
      Issued                                         (469)                       87        1,934
      Allocated                                                                                        1,345
Translation
adjustments                                                                                                       (48,295)
                         _______      _______     _______      _______      _______      _______      ______
Balance 12/31/92         117,151      146,438     478,463      328,122      (10,546)    (234,993)    (65,638)     (53,167)
Net income                                                      51,270
Cash dividends                                                 (53,569)
Stock issued under
      employee
      stock plans                                   (911)                       92        2,111
Stock awards:
      Granted                                      (3,645)                      491       10,939      (7,294)
      Earned or
         canceled                                   6,136                      (550)     (12,403)      9,102
ESOP:
      Issued                                         (651)                       82        1,836
      Allocated                                                                                        1,488
Tax benefit of
      ESOP
      dividends and
      stock options                                   675
Translation
      adjustments                                                                                                 (17,528)
                        --------     --------    --------     --------     --------     --------    --------      -------
Balance 12/31/93         117,151    $ 146,438   $ 480,067    $ 325,823      (10,431)   $(232,510)  $ (62,342)   $ (70,695)
                        ========     ========    ========     ========     ========     ========    ========      ========

The Company has 24 million authorized shares of Preferred stock, par value $1 per share, none of which is issued.
    Pursuant to a Shareholder Rights Plan approved by the Company in 1988, each share of Common stock carries with it one Right. Until exercisable, the Rights will not be transferable apart from the Company's Common stock. When exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Preferred stock of the Company at a price of $75. The Rights will only become exercisable if a person or group acquires 20% or more of the Company's Common stock which may be reduced to not less than 10% at the discretion of the Board of Directors. In the event the Company is acquired in a merger or 50% or more of its consolidated assets or earnings power are sold, each Right entitles the holder to purchase Common stock of either the surviving or acquired company at one-half its market price. The Rights may be redeemed in whole by the Company at a purchase price of $.01 per Right.
The Preferred shares will be entitled to 100 times the aggregate per share dividend payable on the Company's Common stock and to 100 votes on all matters submitted to a vote of shareowners.  The Rights expire May 2, 1998.
______________________________________________________________________________
INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
Principal financial data by industry segment is as follows:

In thousands                                  1993      1992        1991
Net Sales                                 ---------   ---------   ---------
    Home appliances                      $2,830,457  $2,875,902  $2,820,828
    Vending equipment                       156,597     165,321     149,798
                                          ---------   ---------   ---------
     Total                               $2,987,054  $3,041,223  $2,970,626
                                          =========   =========   =========
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Changes
    Home appliances                      $  160,431  $   62,568  $  187,018
    Vending equipment                        17,566      16,311       4,498
    Corporate (including interest expense)  (88,127)    (71,333)    (68,099)
                                          ---------   ---------   ---------
     Total                               $   89,870  $    7,546  $  123,417
                                          =========   =========   =========
Capital Expenditures-net
    Home appliances                      $   92,194  $  115,676  $  133,504
    Vending equipment                         1,028         771       4,612
    Corporate                                 2,768       3,917         (16)
                                          ---------   ---------   ---------
     Total                               $   95,990  $  120,364  $  138,100
                                          =========   =========   =========
Depreciation and Amortization
    Home appliances                      $  105,916  $   98,116  $   86,928
    Vending equipment                         4,377       4,236       4,805
    Corporate                                 1,488         999         934
                                          ---------   ---------   ---------
     Total                               $  111,781  $  103,351  $   92,667
                                          =========   =========   =========
Identifiable Assets
    Home appliances                      $2,147,174  $2,135,961  $2,200,227
    Vending equipment                       103,765     104,119     119,752
    Corporate                               218,559     261,410     215,089
                                          ---------   ---------   ---------
     Total                               $2,469,498  $2,501,490  $2,535,068
                                          =========   =========   =========

Information about the Company's operations in different geographic locations is as follows:
In thousands                                 1993         1992        1991
Net Sales                                 ---------     ---------   ---------
    North America                        $2,468,374    $2,407,591  $2,332,365
    Europe                                  390,761       501,857     495,517
    Other                                   127,919       131,775     142,744
                                          ---------     ---------   ---------
     Total                               $2,987,054    $3,041,223  $2,970,626
                                          =========     =========   =========
Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Changes
    North America                        $  246,981    $  145,991  $  190,820
    Europe                                  (72,358)      (67,061)       (865)
    Other                                     3,374           (51)      1,561
    Corporate (including interest expense)  (88,127)      (71,333)    (68,099)
                                          ---------     ---------   ---------
     Total                               $   89,870    $    7,546  $  123,417
                                          =========     =========   =========
Identifiable Assets
    North America                        $1,794,271    $1,677,131  $1,681,304
    Europe                                  359,323       452,995     507,746
    Other                                    97,345       109,954     130,929
    Corporate                               218,559       261,410     215,089
                                          ---------    ----------   ---------
     Total                               $2,469,498    $2,501,490  $2,535,068
                                          =========     =========   =========
Sales between affiliates of different geographic regions are not significant. The amount of exchange gain or loss included in operations in any of the years presented was not material.
    In 1993 the Company incurred $60.4 million in pretax charges for two
"free flights" promotion programs in Europe ($50 million in a special charge and $10.4 million in selling, general and administrative expenses). In 1992 the Company incurred $95 million of reorganization expenses for marketing and distribution changes in North America and plant closings and other organizational changes in Europe. Of the $95 million allocated to Home Appliances, $40 million was allocated to North America and $55 million to Europe.

_____________________________________________________________________________
CONTINGENT LIABILITIES
In 1993 and 1992, the Company made provisions to cover the cost of two Hoover Europe "free flights" promotion programs, including a $50 million special charge in the first quarter of 1993. The promotions began in August, 1992 and included qualified purchases through January, 1993. The terms of the promotions require all flights to be completed by the end of the second quarter of 1994. The Company believes that it has made adequate provisions for any costs to be incurred relating to these promotions. Although the final costs of the promotions cannot be determined at this time, management does not believe that any additional costs that may be incurred will have a material adverse effect on the financial condition of the Company.
    At December 31, 1993, the Company is contingently liable for guarantees of indebtedness owed by a third party ("the borrower") of $21.3 million relating to the sale of one of its manufacturing facilities in 1992. The borrower is performing under the payment terms of the loan agreement; however, it had been out of compliance with certain financial covenants at December 31, 1993 for which it has requested a waiver from the lender involved. The indebtedness is collateralized by the assets of the borrower.
    Other contingent liabilities arising in the normal course of business, including guarantees, repurchase agreements, pending litigation, environmental issues, taxes and other claims are not considered to be material in relation to the Company's financial position.

QUARTERLY RESULTS OF OPERATIONS (Unaudited)
________________________________________________________________________________
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1993 and 1992.
                                December 31  September 30    June 30    March 31
                                -----------  ------------  ----------  ---------
In thousands except per share data
1993
    Net sales                    $746,723      $770,222      $753,256  $716,853
    Gross profit                  179,066       188,501       183,812   172,733
    Net income (loss)              17,469        23,040        21,307   (10,546)
     Per average share           $    .16      $    .22      $    .20  $   (.10)
1992
    Net sales                    $782,446      $735,540      $770,060  $753,177
    Gross profit                  173,495       161,871       176,803   189,648
    Income (loss) before cumulative
      effect of accounting change  11,238       (63,234)       18,937    24,705
     Per average share                .11          (.60)          .18       .23
    Net income (loss)              11,238       (63,234)       18,937  (282,295)
     Per average share           $    .11      $   (.60)     $    .18  $  (2.66)

    The quarter ended March 31, 1993 includes a $50 million pretax special charge for additional costs associated with two Hoover Europe "free flights" promotion programs.
    The quarter ended September 30, 1992 includes a nonrecurring $95 million pretax charge relating to the reorganization of the Company's North American and European operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Part III

Item 10.  Directors and Executive Officers of the Registrant.

Information concerning directors and officers on pages 1 through 6 of the Proxy Statement of the Company is incorporated herein by reference. Additional information concerning executive officers of the Company is included under "Executive Officers of the Registrant" included in Part I,Item 4.

Item 11.  Executive Compensation.

Information concerning executive compensation on pages 7 through 12 of the Proxy Statement, is incorporated herein by reference; provided that the information contained in the Proxy Statement under the heading "Compensation Committee Report on Executive Compensation" is specifically not incorporated herein by reference. Information concerning director compensation on pages 15 and 16 of the Proxy Statement is incorporated herein by reference, provided that the information contained in the Proxy Statement under the headings "Shareholder Return Performance" and "Shareholder Proposal Concerning Chief Executive Officer Compensation" is specifically not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The security ownership of certain beneficial owners and management is incorporated herein by reference from pages 4 through 6 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference from pages 2 through 4 of the Proxy Statement.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2)  The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 34.

           (3) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 35 through 38.

(b) No reports on Form 8-K were filed during the fourth quarter of 1993.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 35 through 38.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 34.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MAYTAG CORPORATION
                                   (Registrant)


                                   Leonard A. Hadley
                                   Leonard A. Hadley
                                   Chairman and Chief Executive Officer
                                   Director



Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



John P. Cunningham                  John A. Sivright
John P. Cunningham                  John A. Sivright
Executive Vice President and        Director
  Chief Financial Officer



Mark A. Garth                       Lester Crown
Mark A. Garth                       Lester Crown
Vice President-Controller and       Director
  Chief Accounting Officer



Fred G. Steingraber                 Edward C. Cazier, Jr.
Fred G. Steingraber                 Edward C. Cazier, Jr.
Director                            Director



Neele E. Stearns, Jr.               Peter S. Willmott
Neele E. Stearns, Jr.               Peter S. Willmott
Director                            Director



Date:  March 30, 1994

                          ANNUAL REPORT ON FORM 10-K

                   Item 14(a)(1), (2) and (3), (c) and (d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                               LIST OF EXHIBITS

                        FINANCIAL STATEMENT SCHEDULES

                         Year Ended December 31, 1993

                              MAYTAG CORPORATION
                                 NEWTON, IOWA

FORM 10-K--ITEM 14(a)(1) AND ITEM 14(d)

MAYTAG CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and supplementary data of Maytag Corporation and subsidiaries are included in Part II, Item 8:

                                                                  Page
                                                                  ----
    Statements of Consolidated Income--Years Ended
      December 31, 1993, 1992 and 1991  . . . . . . . . . . . . .  14

    Statements of Consolidated Financial Condition--
      December 31, 1993 and 1992  . . . . . . . . . . . . . . . .  15

    Statements of Consolidated Cash Flows--Years Ended
      December 31, 1993, 1992 and 1991  . . . . . . . . . . . . .  17

    Notes to Consolidated Financial Statements  . . . . . . . . .  18

    Quarterly Results of Operations--Years 1993 and 1992  . . . .  30

The following consolidated financial statement schedules of Maytag Corporation and subsidiaries are included in Item 14(d):

    Schedule V   Property, Plant and Equipment  . . . . . . . . .  39

    Schedule VI  Accumulated Depreciation, Depletion and
                 Amortization of Property, Plant and Equipment  .  40

    Schedule VIII  Valuation and Qualifying Accounts  . . . . . .  41

    Schedule IX  Short-Term Borrowings  . . . . . . . . . . . . .  42

    Schedule X   Supplementary Income Statement Information   . .  43

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

FORM 10-K--ITEM 14(a) (3) AND ITEM 14(c)

MAYTAG CORPORATION

LIST OF EXHIBITS

The following exhibits are filed herewith or incorporated by reference. Items indicated by (1) are considered a compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

                                                 Incorporated Filed with
Exhibit                                           Herein by   Electronic
 Number         Description of Document          Reference to Submission
- -------         -----------------------          ------------ ----------
  3(a) Restated Certificate of Incorporation of                   X
       Registrant.

  3(b) Certificate of Designations of Series A   1988 Annual
       Junior Participating Preferred Stock of   Report on
       Registrant.                               Form 10-K.

  3(c) Certificate of Increase of Authorized     1988 Annual
       Number of Shares of Series A Junior       Report on
       Participating Preferred Stock of          Form 10-K.
       Registrant.

  3(d) By-Laws of Registrant, as amended through                  X
       February 7, 1991.

  4(a) Rights Agreement dated as of May 2, 1988  Current
       between Registrant and The First National Report on
       Bank of Boston.                           Form 8-K
                                                 dated May 5,
                                                 1988,
                                                 Exhibit 1.

  4(b) Amendment, dated as of September 24, 1990 Current
       to the Rights Agreement, dated as of May  Report on
       2, 1988 between the Registrant and The    Form 8-K
       First National Bank of Boston.            dated October
                                                 3, 1990,
                                                 Exhibit 1.

  4(c) Indenture dated as of June 15, 1987       Quarterly
       between Registrant and The First National Report on
       Bank of Chicago.                          Form 10-Q for
                                                 the quarter
                                                 ended June
                                                 30, 1987.

  4(d) First Supplemental Indenture dated as of  Current
       September 1, 1989 between Registrant and  Report on
       The First National Bank of Chicago.       Form 8-K
                                                 dated
                                                 September 28,
                                                 1989, Exhibit
                                                 4.3.

                                                 Incorporated Filed with
Exhibit                                           Herein by   Electronic
Number          Description of Document          Reference to Submission
- ------          -----------------------          ------------ ----------

  4(e) Second Supplemental Indenture dated as of Current
       November 15, 1990 between Registrant and  Report on
       The First National Bank of Chicago.       Form 8-K
                                                 dated
                                                 November 29,
                                                 1990.

  4(f) U.S. $100,000,000 Credit Agreement Dated                   X
       as of June 25, 1993 Among Registrant, the
       Banks Party Hereto and Bank of Montreal,
       Chicago Branch as Agent and Royal Bank of
       Canada.

  4(g) U.S. $200,000,000 Credit Agreement Dated                   X
       as of June 25, 1993 Among Registrant, the
       Banks Party Hereto and Bank of Montreal,
       Chicago Branch as Agent and Royal Bank of
       Canada.

  4(h) First Amendment, Dated as of March 4,                      X
       1994 to the U.S. $100,000,000 Credit
       Agreement, Dated as of June 25, 1993
       among Registrant, the Banks party Hereto and Bank of Montreal, Chicago Branch as
       Agent and Royal Bank of Canada as Co-
       Agent.

  4(i) First Amendment, Dated as of March 4,                      X
       1994 to the U.S. $200,000,000 Credit
       Agreement, dated as of June 25, 1993
       among Registrant, the banks Party Hereto and Bank of Montreal, Chicago Branch as
       Agent and Royal Bank of Canada as Co-
       Agent.

  4(j) Copies of instruments defining the rights of holders of long-term debt not required to be filed herewith or incorporated herein by reference will be furnished to the Commission upon request.

 10(a) Annual Management Incentive Plan, as      1990 Annual
       amended through December 21, 1990 (1).    Report on
                                                 Form 10-K

 10(b) Executive Severance Agreements (1).                        X

 10(c) Corporate Severance Agreements (1).       1989 Annual
                                                 Report on
                                                 Form 10-K.

 10(d) Termination Agreement with Harvey         1989 Annual
       Kapnick, Director and former Chief        Report on
       Executive Officer of Chicago Pacific      Form 10-K.
       Corporation (1).

                                                 Incorporated Filed with
Exhibit                                           Herein by   Electronic
Number          Description of Document          Reference to Submission
- -------         -----------------------          ------------ ----------

 10(e) 1989 Non-Employee Directors Stock Option  Exhibit A to
       Plan (1).                                 Registrant's
                                                 Proxy
                                                 Statement
                                                 dated March
                                                 18, 1990.

 10(f) 1981 Stock Option Plan for Executives     1992 Annual
       and Key Employees (1).                    Report on
                                                 Form 10-K.

 10(g) 1986 Stock Option Plan for Executives     Exhibit A to
       and Key Employees (1).                    Registrant's
                                                 Proxy
                                                 Statement
                                                 dated March
                                                 14, 1986.

 10(h) 1992 Stock Option Plan for Executives     Exhibit A to
       and Key Employees (1).                    Registrant's
                                                 Proxy
                                                 Statement
                                                 dated March
                                                 16, 1992.

 10(i) 1987 Stock Incentive Award Plan for Key   Exhibit B to
       Executives (1).                           Registrant's
                                                 Proxy
                                                 Statement
                                                 dated March
                                                 25, 1987.

 10(j) 1991 Stock Incentive Award Plan for Key   Exhibit A to
       Executives (1).                           Registrant's
                                                 Proxy
                                                 Statement
                                                 dated March
                                                 15, 1991.

 10(k) Directors Deferred Compensation Plan (1). Amendment
                                                 No. 1 on
                                                 Form 8 dated
                                                 April 5, 1990 to
                                                 1989 Annual
                                                 Report on
                                                 Form 10-K.


 10(l) 1988 Capital Accumulation Plan for Key    Amendment No.
       Employees (1).                            1 on Form 8
                                                 dated April
                                                 5, 1990 to
                                                 1989 Annual
                                                 Report on
                                                 Form 10-K.

                                                 Incorporated Filed with
Exhibit                                           Herein by   Electronic
Number          Description of Document          Reference to Submission
- -------         -----------------------          ------------ ----------

 10(m) Directors Retirement Plan (1).            Amendment No.
                                                 1 on Form 8
                                                 dated April
                                                 5, 1990 to
                                                 1989 Annual
                                                 Report on
                                                 Form 10-K.

 11    Computation of Per Share Earnings.                         X

 12    Ratio of Earnings to Fixed Charges.                        X

 21    List of Subsidiaries of the Registrant.                    X

 23    Consent of Ernst & Young.                                  X

 99(a) Annual Report on Form 11-K of the Maytag                   X
       Corporation Salary Savings Plan.

 99(b) Annual Report on Form 11-K of the Hoover                   X
       Company Retirement Savings Plan for
       Hourly-Rated Employees.

                               SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                         Thousands of Dollars


         COL. A                     COL. B                COL. C          COL. D        COL. E               COL. F
                              Balance at Beginning                                    Other Changes--Add  Balance at End
      CLASSIFICATION              of Period         Additions at Cost   Retirements   (Deduct)--Describe     of Period
- ----------------------------  --------------------  -----------------  ------------  -------------------  ---------------
Year ended December 31, 1993:
  Land                             $   47,370          $      10          $    174     $   (1,057)          $   46,149
  Buildings and improvements          286,368              5,766             1,549         (1,994)             288,591
  Machinery and equipment             962,006            122,420            14,350         (1,875) <F5>      1,068,201
  Construction in progress             90,847            (28,896) <F1>                    (17,201) <F5>         44,750
                                    ---------            -------            ------        -------            ---------
    TOTAL                          $1,386,591          $  99,300          $ 16,073     $  (22,127) <F2><F4> $1,447,691
                                    =========            =======            ======        =======            =========
Year ended December 31, 1992:
  Land                             $   51,147          $    588           $    838     $   (3,527)          $   47,370
  Buildings and improvements          296,684             5,242              3,662        (11,896)             286,368
  Machinery and equipment             895,025           124,376             35,765        (21,630)             962,006
  Construction in progress             92,954             (315) <F1>                       (1,792)              90,847
                                    ---------           -------             ------        -------            ---------
    TOTAL                          $1,335,810          $129,891           $ 40,265     $  (38,845) <F2><F3> $1,386,591
                                    =========           =======             ======        =======            =========
Year ended December 31, 1991:
  Land                             $   50,613          $    913           $     64     $     (315)          $   51,147
  Buildings and improvements          282,828            19,615              1,891         (3,868)             296,684
  Machinery and equipment             828,464            91,581             14,840        (10,180)             895,025
  Construction in progress             61,775            31,263 <F1>                          (84)              92,954
                                    ---------           -------             ------        -------              -------
    TOTAL                          $3,895,300          $403,154           $ 97,325     $  (92,137)<F2>      $4,108,992
                                    =========           =======             ======        =======            =========

The annual provisions for depreciation have been computed principally in accordance with the following ranges in rates:
                              Buildings and improvements        2% to 10%
                              Machinery and equipment           7% to 20%

<F1> Note 1 - Net of transfers to buildings and improvements and machinery and equipment
<F2> Note 2 - Effect of foreign currency translation
<F3> Note 3 - Reclassifications to other assets
<F4> Note 4 - Reclassifications associated with plant closing
<F5> Note 5 - Reclassifications between machinery and equipment and construction in progress


                       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                   OF PROPERTY, PLANT AND EQUIPMENT

                                         Thousands of Dollars



         COL. A                COL. B             COL. C              COL. D         COL. E           COL. F
                       Balance at Beginning  Additions Charged to               Other Changes--Add  Balance at End
       DESCRIPTION           of Period        Costs and Expenses   Retirements  (Deduct)--Describe    of Period
- --------------------   --------------------  --------------------  -----------  ------------------  --------------
Year ended December 31, 1993:
Buildings and improvements   $  98,755            $ 11,297          $    780      $     (477)          $  108,795
Machinery and equipment        453,725              91,162            11,542         (15,511)             517,834
                               -------             -------            ------         -------              -------
   TOTAL                      $552,480            $102,459          $ 12,322      $  (15,988)<F1><F3>  $  626,629
                               =======             =======            ======         =======              =======
Year ended December 31, 1992:
 Buildings and improvements   $ 93,033            $ 11,833          $  2,327      $    (3,784)          $   98,755
 Machinery and equipment       407,284              82,199            28,411           (7,347)             453,725
                               -------             -------            ------           ------              -------
   TOTAL                      $500,317            $ 94,032          $ 30,738      $   (11,131)<F1><F2>  $  552,480
                               =======             =======            ======          =======              =======
Year ended December 31, 1991:
 Buildings and improvements   $ 83,006            $ 11,711          $  1,288      $      (396)          $   93,033
 Machinery and equipment       350,217              71,641            10,235           (4,339)             407,284
                               -------             -------            ------          -------              -------
   TOTAL                      $433,223            $ 83,352          $ 11,523      $    (4,735)<F1>      $  500,317
                               =======             =======            ======          =======              =======

<F1> Note 1 - Effect of foreign currency translation
<F2> Note 2 - Reclassifications to other assets
<F3> Note 3 - Reclassifications associated with plant closing

                                       SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                         Thousands of Dollars





         COL. A                  COL. B                    COL. C                     COL. D             COL. E
                                                          ADDITIONS
      DESCRIPTION         Balance at Beginning        -----------------           Deductions--Describe  Balance at End
                              of Period       Charged to Costs  Charged to Other                          of Period
                                               and Expenses    Accounts--Describe
- ------------------------  ------------------- ---------------  ------------------ --------------------  --------------
Year ended December 31, 1993:
 Allowance for doubtful        $16,380            $ 6,678                             $ 7,054 <F2>         $ 15,629
   accounts receivable                                                                    375 <F3>
                               -------            -------                               -----                ------
                               $16,380            $ 6,678                             $ 7,429              $ 15,629
                               =======             ======                               =====                ======
Year ended December 31, 1992:
 Allowance for doubtful        $14,119            $10,974                             $ 7,969 <F2>         $ 16,380
   accounts receivable                                                                    744 <F3>
                                ------             ------                               -----                ------
                               $14,119            $10,974                             $ 8,713              $ 16,380
                                ======             ======                               =====                ======
Year ended December 31, 1991:
 Allowance for doubtful        $17,600            $ 8,670        $(3,493) <F1>        $ 8,283 <F2>         $ 14,119
   accounts receivable                                                                    375 <F3>
                                ------             ------         -------               -----                ------
                               $17,600            $ 8,670        $(3,493)             $ 8,658              $ 14,119
                                ======             ======         =======               =====                ======

<F1> Note 1 - Reclassifications
<F2> Note 2 - Uncollectible accounts written off
<F3> Note 3 - Effect of foreign currency translation

                                         SCHEDULE IX--SHORT-TERM BORROWINGS

                                                Thousands of Dollars




                 COL. A                         COL. B         COL. C            COL. D           COL. E            COL. F
                                                Balance    Weighted Average  Maximum Amount     Average Amount   Weighted Average
CATEGORY OF AGGREGATE SHORT-TERM BORROWINGS<F1> at End of   Interest Rate  Outstanding During Outstanding During  Interest Rate
                                                Period                       the Period<F2>     the Period(f3> During the Period<F4>
- ----------------------------------------------  ---------  ---------------  ----------------  ---------------- ---------------------
1993:
 Notes Payable to Banks                          $157,571        3.98%          $215,181           $136,233          5.22%
                                                  =======       =====            =======            =======          ====
1992:
 Notes Payable to Banks                          $ 19,886       11.36%          $130,085           $ 77,288          8.62%
                                                  =======       =====            =======            =======          ====
1991:
 Notes Payable to Banks                          $ 23,504       11.98%          $ 91,465           $ 48,500         11.81%
                                                  =======       =====            =======            =======         =====

<F1> Note 1  - The Company maintains both secured and unsecured lines of credit and utilizes the issuance of commercial paper for short-term borrowing requirements.

<F2> Note 2 -  The maximum amount outstanding as of any month-end during the fiscal year.

<F3> Note 3 -  The average amount outstanding during the period was calculated by dividing fiscal month-end balances by the number of months during the period.

<F4> Note 4 -  The weighted average interest rate during the period was calculated by dividing interest expense relating to short-term debt by the average amount outstanding during the period.  The rate differs from the weighted average interest rate in Column C due to changes in the composition of borrowings (United States and non-United States)
               during the year.


            SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                             Thousands of Dollars




            COL. A                              COL. B
             ITEM                       Charged to Costs and Expenses
- ------------------------     ------------------------------------------------
                                      1993           1992           1991
                                      ----           ----           ----
Maintenance and repairs             $ 53,128      $ 54,982       $ 50,504

Advertising costs                    136,452       134,024        119,391



NOTE - All other items are not stated as such amounts are less than 1% of total sales and revenues.