Form 10-K/A
period 1993-12-31
MAYTAG CORP
filed 1994-04-01
CIK 63541

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

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

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 11-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission file Number 1-655

                             Title of the Plan -

                              MAYTAG CORPORATION
                             SALARY SAVINGS PLAN

               Name and Address of the Issuer of the Securities
                         Held Pursuant to the Plan -


                              MAYTAG CORPORATION
                         403 WEST FOURTH STREET NORTH
                              NEWTON, IOWA 50208

                                  SIGNATURES



The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    MAYTAG CORPORATION SALARY SAVINGS PLAN
                                                (Name of Plan)


Date:  March 31, 1994               E. J. Bennett
                                    E. J. Bennett
                                    Secretary

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 11-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission file Number 1-655

                             Title of the Plan -

                              THE HOOVER COMPANY
              RETIREMENT SAVINGS PLAN FOR HOURLY-RATED EMPLOYEES

               Name and Address of the Issuer of the Securities
                         Held Pursuant to the Plan -


                              MAYTAG CORPORATION
                         403 WEST FOURTH STREET NORTH
                              NEWTON, IOWA 50208

                                  SIGNATURES



The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.



  THE HOOVER COMPANY RETIREMENT SAVINGS PLAN FOR HOURLY-RATED EMPLOYEES
                             (Name of Plan)


Date:  March 31, 1994               E. J. Bennett
                                    E. J. Bennett
                                    Secretary