Form 10-Q
period 1994-03-31
MAYTAG CORP
filed 1994-05-16
CIK 63541

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1994
                                      or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to_____________________


Commission File Number:  1-655
                         -------------------------------------------------


     Maytag Corporation
- - --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



     Delaware                                       42-0401785
- - --------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)



     403 West 4th Street North, Newton, Iowa            50208
- - ---------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)



     515-792-8000
- - ---------------------------------------------------------------------------
(Registrant's telephone number, including area code)



___________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes x   No___

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1994:

                 Common Stock, $1.25 Par Value - 106,997,434
                 -------------------------------------------

                                  FORM 10-Q

                              MAYTAG CORPORATION

                         Quarter Ended March 31, 1994


                                  I N D E X
                                  ---------


                                                                          Page
                                                                          ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Statements of Consolidated Income(Loss)                    3

        Condensed Statements of Consolidated Financial Condition             4

        Condensed Statements of Consolidated Cash Flows                      6

        Notes to Condensed Consolidated Financial Statements                 7


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7


PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                 10

Item 6. Exhibits and Reports on Form 8-K                                    10

        Computation of Per Share Earnings                                   12

        Computation of Ratio of Earnings to Fixed Charges                   13

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MAYTAG CORPORATION

             Condensed Statements of Consolidated Income (Loss)
                                 (Unaudited)


                                                       Three Months Ended
                                                            March 31
                                                       1994         1993
                                                       ----         ----

Net sales                                          $  790,565   $  716,853
Cost of sales                                         586,075      544,120
                                                      -------      -------
    Gross profit                                      204,490      172,733

Selling, general and administrative expenses          134,464      174,177
                                                      -------      -------
    Operating income(loss)                             70,026       (1,444)

Interest expense                                      (18,400)     (18,735)

Other - net                                             1,820        2,603
                                                      -------      -------
    Income(loss) before income taxes and cumulative
    effect of accounting change                        53,446      (17,576)

Income taxes                                           22,447       (7,030)
                                                      -------      -------
Income(loss) before cumulative effect of accounting
change                                                 30,999      (10,546)

Cumulative effect of accounting change                 (3,190)     ________
                                                      -------      --------

    Net income(loss)                               $   27,809   $  (10,546)
                                                      =======      =======
Income(loss) per average share of Common stock:
  Income(loss) before  cumulative effect of
  accounting change
                                                    $      .29   $    (.10)

  Cumulative effect of accounting change                  (.03)        .
                                                       -------     -------
  Net income(loss) per Common share                 $      .26   $    (.10)
                                                       =======     =======
Dividends per Common share                           $     .125  $     .125

Average shares outstanding                              106,642     106,103


         See notes to condensed consolidated financial statements.

                            MAYTAG CORPORATION

          Condensed Statements of Consolidated Financial Condition


                                                     March 31   December 31
                                                        1994       1993
                                                     ----------------------
                                                    (Unaudited)
                                                     (Thousands of dollars)

ASSETS

Current Assets

  Cash and cash equivalents                          $   22,731   $   31,730
  Accounts receivable                                   597,088      532,353
  Inventories:
    Finished products                                   320,951      282,841
    Work in process, raw materials and supplies         148,138      146,313
                                                        -------      -------
                                                        469,089      429,154
                                                        -------      -------
  Deferred income taxes                                  46,735       46,695
  Other current assets                                   13,255       16,919
                                                        -------      -------
    Total current assets                              1,148,898    1,056,851


Noncurrent Assets

  Deferred income taxes                                  69,201       68,559
  Pension investments                                   165,587      168,103
  Intangibles                                           317,330      319,657
  Other noncurrent assets                                54,551       35,266
                                                        -------      -------
                                                        606,669      591,585

Property, Plant and Equipment                         1,460,010    1,447,691
  Less allowance for depreciation                       648,381      626,629
                                                      ---------    ---------
    Total property, plant and equipment                 811,629      821,062
                                                      ---------    ---------
    Total Assets                                     $2,567,196   $2,469,498
                                                      =========    =========






          See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION

                                                 March 31      December 31
                                                   1994            1993
                                                 -------------------------
                                                (Unaudited)
                                                 (Thousands of dollars)

 LIABILITIES AND SHAREOWNERS' EQUITY

 Current Liabilities

   Notes payable                                $  202,716    $  157,571
   Accounts payable                                204,865       195,981
   Compensation to employees                        70,699        84,405
   Accrued liabilities                             170,779       178,015
   Income taxes payable                             28,000        16,193
   Current maturities of long-term debt             58,748        18,505
                                                   -------       -------
                                                   735,807       650,670
     Total current liabilities

 Noncurrent liabilities

   Deferred income taxes                            54,890        44,882
   Long-term debt                                  683,421       724,695
   Postretirement benefits other than
     pensions                                      397,484       391,635
   Other noncurrent liabilities                     85,981        70,835
                                                 ---------     ---------
   Total noncurrent liabilities                  1,221,776     1,232,047

 Shareowners' Equity

 Common stock

   Authorized - 200,000,000 shares (par
     value $1.25)
   Issued - 117,150,593 shares,
            including shares in treasury           146,438       146,438
   Additional paid-in capital                      476,478       480,067
   Retained earnings                               340,259       325,823
   Cost of Common stock in treasury (1994-
     10,153,159 shares; 1993- 10,430,833
     shares)                                      (226,312)     (232,510)
   Employee stock plans                            (64,361)      (62,342)
   Foreign currency translation                    (62,889)      (70,695)
                                                  --------      --------
     Total shareowners' equity                     609,613       586,781
                                                  --------      --------
     Total Liabilities and Shareowners'
        Equity                                  $2,567,196    $2,469,498
                                                 =========     =========


         See notes to condensed consolidated financial statements.

                            MAYTAG CORPORATION
               Condensed Statements of Consolidated Cash Flows
                                 (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                       1994         1993
                                                       ----         ----
                                                     (Thousands of Dollars)

Operating Activities

  Net income(loss)                                  $  27,809    $ (10,546)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation and amortization                      29,624       26,400
    Deferred income taxes                               9,662      (33,315)
    "Free flights" promotion expenses                     700       48,780
    Changes in selected working capital items:
      Inventories                                     (37,408)     (33,881)
      Receivables and other current assets            (58,802)     (33,753)
     "Free flights" reserve                           (19,865)        (846)
     Reorganization reserve                           (12,220)     (10,747)
      Other current liabilities                        32,210        4,341
    Net change in pension investments                   3,966          427
    Other - net                                        (3,165)       3,329
                                                      -------      -------
       Net cash used in operating activities          (27,489)     (39,811)

Investing Activities

  Capital expenditures - net                          (12,988)     (18,185)
                                                      -------      -------
   Net cash used in investing activities              (12,988)     (18,185)

Financing Activities

  Proceeds from long-term borrowings                        0        5,500
  Decrease in long-term debt                           (1,072)     (51,495)
  Increase in notes payable                            43,789       94,554
  Stock options exercised and other stock
    transactions                                          576         (524)
  Dividends                                           (13,373)     (13,381)
                                                      -------      -------
       Net cash provided by financing activities       29,920       34,654

Effect of exchange rates on cash                        1,558       (1,182)
                                                      -------      -------
       Decrease in cash and cash equivalents           (8,999)     (24,524)

Cash and cash equivalents at beginning of year         31,730       57,032
                                                      -------      -------
     Cash and cash equivalents at end of period     $  22,731    $  32,508
                                                      =======      =======

          See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
           Notes to Condensed Consolidated Financial Statements
                              March 31, 1994
                                (Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1993.

Commencing with the first quarter of 1994, the Company changed the manner in which it allocates certain items of income and expense to its industry segments and in compiling its geographic information. The Company is now allocating to its business units certain income and expenses that previously were allocated to "Corporate. Although the effect of such change was not material, certain industry segment and geographic information for the first quarter of 1993 referred to below has been restated to reflect this change.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.


COMPARISON OF 1994 WITH 1993

Net sales in the first quarter of 1994 were $790.6 million or 10.3 percent higher than the comparable 1993 period. The increase is primarily due to volume increases from market share gains and new products in the North American Appliance Group, and new business from the vending equipment operation. The North American Appliance Group had sales of $630.8 million, up 15.6 percent from sales of $545.7 million in the first quarter of 1993. Vending equipment sales were up 9 percent, from $37.7 million in 1993 to $41.1 million in 1994. Sales of Hoover Europe were $89.4 million in the first quarter of 1994, compared to $103.1 million in the first quarter of 1993. This decrease is primarily due to sales in 1993 having been positively affected by sales generated by the two "free flights" promotion programs discussed below. Foreign currency fluctuations also contributed to this decrease.

Gross profit as a percent of sales increased to 25.9 percent in the first quarter of 1994 compared to 24.1 percent in 1993. The improvement in gross margin is primarily the result of improved volume-related production efficiencies and favorable product mix in the North American Appliance Group. In addition, margins in Europe improved due to completion of a floorcare plant consolidation included as part of a reorganization announced in 1992.

The first quarter of 1993 included a one-time pretax charge of approximately $50 million to cover additional costs associated with two Hoover Europe "free flights" promotion programs. Excluding this special charge for comparative purposes, selling, general and administrative expenses (S,G&A) totaled $134.5 million or 17.0 percent of sales in the first quarter of 1994 compared to $124.2 million or 17.3 percent in the same period of 1993. S,G&A expenses increased over 1993 primarily to support the higher sales volumes. Including the 1993 "free flights" special charge above, S,G&A expenses totaled $174.2 million in 1993.

Excluding the special charge in 1993 mentioned above, operating income in the first quarter of 1994 rose 44.2 percent to $70 million compared to $48.6 million a year ago, and as a percent of sales increased to 8.9 percent compared to 6.8 percent in 1993. The reported operating loss in 1993, including the special charge, was $1.4 million. Operating income in the first quarter of 1994 for the North American Appliance Group was $74.6 million, up 41.6 percent from $52.7 million a year ago. Excluding the special charge in 1993, the operating loss for Europe was $3.8 million in the first quarter of 1994 compared to a loss of $4.4 million during the comparable period in 1993. Poor economic conditions in parts of Europe continue to impact Europe's results, however, cost containment programs have reduced the loss year-over-year. Dixie-Narco, the Company's vending segment, had first quarter operating income of $4.9 million compared to $3.8 million a year ago.

The 1994 annual effective tax rate was 42 percent for the first quarter compared to 40 percent in the first quarter of 1993. The increase in the rate from 1993 is primarily due to the increase in the U.S. Federal Corporate statutory income tax rate from 34 percent to 35 percent and a reduction in tax benefits for a 1994 anticipated net operating loss in the United Kingdom.

Income before cumulative effect of accounting change of $31 million increased $41.5 million or $.39 per share in this year's quarter compared to the first quarter of 1993. Excluding the charge for the $30 million after-tax "free flights" promotions in the first quarter of 1993, income before cumulative effect of accounting change would have increased $.11 per share or 59.3 percent from $19.5 million or $.18 per share in 1993.

The $.03 per share cumulative effect of accounting change in the first quarter of 1994 related to the mandatory adoption of an accounting pronouncement, Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits"(FAS 112), which the Company adopted effective January 1, 1994. The ongoing application of the statement will not have a material impact on results of operations or financial condition.


LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.6 at March 31, 1994 and December 31,
1993.

Accounts receivable increased $64.7 million since December 31, 1993 primarily due to higher sales volumes in the North American Appliance Group. Inventory levels increased $39.9 million since year-end primarily due to higher production volumes in the North American Appliance Group in anticipation of increased demand in the upcoming months.

Other noncurrent assets increased $19.3 million from December 31, 1993 primarily due to the recording of receivables for certain income tax carrybacks and an increase in long-term financing notes to vending equipment customers.

The reserve for compensation to employees decreased $13.7 million since year-end due to payments made in the first quarter in connection with the European reorganization announced in 1992.

Other noncurrent liabilities increased $15.1 million from year-end principally due to ongoing charges for pensions and the recording of the liability for adoption of FAS 112.

Net cash used by operations in the first three months of 1994 totaled $27.5 million compared to $39.8 million in the first three months of 1993. The decrease in cash used was a result of higher net earnings which included more non-cash charges relating to depreciation and amortization ($3.2 million increase) and pensions ($3.5 million increase). The $43 million decrease in net deferred income tax assets results primarily from the first quarter of 1993 reflecting the deferred tax benefit for the "free flights" promotions and certain reclassifications made in both periods between current taxes payable. Offsetting this improvement was a greater increase in inventory and receivables and payments for the European reorganization and "free flights" promotions. Current liabilities increased primarily to support the additional inventory and receivables.

Net capital expenditures were $13 million in the first three months of 1994 compared to $18.2 million in the first quarter of 1993. The lower capital expenditures in 1994 resulted from a change in the timing of spending between quarters. Full year planned capital expenditures for 1994 approximate $110 million. Compliance with current and anticipated laws and regulations governing product performance related to the protection of the environment is expected to significantly increase capital expenditures over the next five years. Although the amounts are not known at this time, the annual capital spending is expected to exceed depreciation in these years.

The net cash used for operations, capital expenditures, dividends, and the reduction in debt (long term and current maturities) in the first three months of 1994 was funded through an increase in notes payable (primarily commercial paper borrowings) of $43.8 million.

At December 31, 1993 the Company was contingently liable for guarantees of secured indebtedness owed by a third party of $21.3 million relating to the 1992 sale of one of the Company's manufacturing facilities. The borrower was out of compliance with certain financial covenants at December 31, 1993 but has since received a waiver from the lender involved.

                             MAYTAG CORPORATION

                     Exhibits and Reports on Form 8-K

                              March 31, 1994



PART II OTHER INFORMATION


Item 4.
Submission of Matters to a Vote of Security Holders.

(a)     The Company held its Annual Meeting of Shareholders on April 27,
        1994.

(c)     The following matters were voted upon at the Annual Meeting of
        Shareholders:

    1. The election of the nominees for the Board of Directors who will serve for a term to expire at the 1997 Annual Meeting of Shareholders was voted on by the shareholders. The nominees, all of whom were elected, were Edward C. Cazier, Lester Crown and Neele E. Stearns, Jr. The Inspectors of Election certified the following vote tabulations:

                                  FOR        AGAINST   NON-VOTES
    Edward C. Cazier.......   90,485,321    1,980,837      0
    Lester Crown...........   90,351,289    2,114,869      0
    Neele E. Stearns, Jr...   90,521,707    1,944,451      0

    2. A proposal to select Ernst & Young as independent auditors to audit the financial statements to be included in the Annual Report to Shareowners for 1994 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

               FOR         AGAINST       ABSTAIN       NON-VOTES
           91,256,820      855,228        344,110         10,000

    3. A shareholder proposal concerning chief executive officer compensation was not approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

              FOR          AGAINST       ABSTAIN       NON-VOTES
           6,054,423    72,324,795      2,251,224     11,835,716



Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

    (11) Computation of Per Share Earnings

    (12) Computation of Ratio of Earnings to Fixed Charges

(b)      Reports on Form 8-K

No current report on Form 8-K was filed during the quarter ended March 31, 1994.

                              MAYTAG CORPORATION

                                  Signatures

                                March 31, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              MAYTAG CORPORATION


Date  May 16, 1994                       By   J. P. Cunningham
                                           -------------------------
                                              J. P. Cunningham
                                         Executive Vice President and
                                            Chief Financial Officer