Form 10-Q
period 1994-06-30
MAYTAG CORP
filed 1994-08-15
CIK 63541

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1994
                                     or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to_____________________


Commission File Number:  1-655



     Maytag Corporation
           (Exact name of registrant as specified in its charter)



     Delaware                                       42-0401785
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)



     403 West 4th Street North, Newton, Iowa            50208
   (Address of principal executive offices)           (Zip Code)



     515-792-8000
(Registrant's telephone number, including area code)



___________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994:

                Common Stock, $1.25 Par Value - 107,129,141

                                      FORM 10-Q

                                  MAYTAG CORPORATION

                             Quarter Ended June 30, 1994


                                      I N D E X



                                                                         Page
        PART I  FINANCIAL INFORMATION

        Item 1.Financial Statements

                Condensed Statements of Consolidated Income                 3

                Condensed Statements of Consolidated Financial Condition    4

                Condensed Statements of Consolidated Cash Flows             6

                Notes to Condensed Consolidated Financial Statements        7


        Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 7


        PART II OTHER INFORMATION

        Item 6.Exhibits and Reports on Form 8-K                            10

                Computation of Per Share Earnings                          11

                Computation of Ratio of Earnings to Fixed Charges          12

                Restatement of Segment Information                         13

     Part I   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                                  MAYTAG CORPORATION

                     Condensed Statements of Consolidated Income
                                     (Unaudited)
                     (Thousands of dollars except per share data)

                                        Second Quarter Ended  Six Months Ended
                                               June 30             June 30
                                           1994      1993      1994      1993

    Net sales                          $870,385  $753,256 $1,660,950 $1,470,109
    Cost of sales                       640,769   569,444  1,226,844  1,113,564

        Gross profit                    229,616   183,812    434,106    356,545

    Selling, general and administrative
      expenses                          138,850   128,818    273,314    302,995

        Operating income                 90,766    54,994    160,792     53,550

    Interest expense                    (19,075)  (19,097)   (37,475)   (37,832)

    Other - net                            (758)      557      1,062      3,160

        Income before income taxes and
        cumulative effect of accounting  70,933    36,454    124,379     18,878
        change

    Income taxes                         29,792    15,147     52,239      8,117

    Income before cumulative
      effect of accounting change        41,141    21,307     72,140     10,761

    Cumulative effect of accounting
      change                             ______    ______     (3,190)    ______

        Net income                     $ 41,141  $ 21,307 $   68,950 $   10,761

    Income per average share of Common
    stock:
      Income before cumulative effect
      of accounting change             $    .39  $    .20 $      .68 $      .10

      Cumulative effect of accounting
      change                                .         .         (.03)       .

      Net income per Common share      $   0.39  $   0.20 $     0.65 $     0.10


      Dividends per Common share       $   .125  $   .125 $     .250 $     .250

    Average shares outstanding          106,796   106,175    106,719    106,140

              See notes to condensed consolidated financial statements.

                                  MAYTAG CORPORATION

               Condensed Statements of Consolidated Financial Condition


                                                         June 30    December 31
                                                          1994         1993
                                                       (Unaudited)
                                                        (Thousands of dollars)

       ASSETS

       Current Assets

         Cash and cash equivalents                       $   15,923   $   31,730
         Accounts receivable                                643,562      532,353
         Inventories:
           Finished products                                301,462      282,841
           Work in process, raw materials and supplies      146,249      146,313
                                                            447,711      429,154

         Deferred income taxes                               46,732       46,695
         Other current assets                                11,938       16,919

           Total current assets                           1,165,866    1,056,851


       Noncurrent Assets

         Deferred income taxes                               75,801       68,559
         Pension investments                                164,378      168,103
         Intangibles                                        315,001      319,657
         Other noncurrent assets                             57,145       35,266

                                                            612,325      591,585

       Property, Plant and Equipment                      1,486,093    1,447,691
         Less allowance for depreciation                    681,840      626,629
           Total property, plant and equipment              804,253      821,062

           Total Assets                                  $2,582,444   $2,469,498







               See notes to condensed consolidated financial statements.

                                  MAYTAG CORPORATION

                                                         June 30    December 31
                                                           1994         1993
                                                       (Unaudited)
                                                       (Thousands of dollars)

        LIABILITIES AND SHAREOWNERS' EQUITY

        Current Liabilities

          Notes payable                               $  199,300   $  157,571
          Accounts payable                               202,087      195,981
          Compensation to employees                       67,470       84,405
          Accrued liabilities                            171,392      178,015
          Income taxes payable                             8,201       16,193
          Current maturities of long-term debt            58,719       18,505

            Total current liabilities                    707,169      650,670

        Noncurrent liabilities

          Deferred income taxes                           52,987       44,882
          Long-term debt                                 683,517      724,695
          Postretirement benefits other than
            pensions                                     402,816      391,635
          Other noncurrent liabilities                    87,872       70,835

            Total noncurrent liabilities               1,227,192    1,232,047

        Shareowners' Equity

          Common stock

            Authorized - 200,000,000 shares (par
              value $1.25)
            Issued - 117,150,593 shares,
                     including shares in treasury        146,438      146,438
          Additional paid-in capital                     478,340      480,067
          Retained earnings                              368,010      325,823
          Cost of Common stock in treasury (1994-
            10,021,452 shares; 1993- 10,430,833
            shares)                                     (223,377)    (232,510)
          Employee stock plans                           (63,356)     (62,342)
          Foreign currency translation                   (57,972)     (70,695)

            Total shareowners' equity                    648,083      586,781

            Total Liabilities and Shareowners'
              Equity                                  $2,582,444   $2,469,498

               See notes to condensed consolidated financial statements.

                                 MAYTAG CORPORATION

                  Condensed Statements of Consolidated Cash Flows
                                    (Unaudited)
                                                          Six Months Ended
                                                              June 30
                                                           1994      1993
                                                           (Thousands of
                                                              Dollars)

        Operating Activities

         Net income                                    $  68,950 $  10,761
         Adjustments to reconcile net income to
           net cash used in operating activities:
           Depreciation and amortization                  58,591    54,067
           Deferred income taxes                           1,193   (33,506)
           Free flights promotion expenses                   700    50,097
           Changes in selected working capital items:
             Inventories                                 (14,132)  (64,725)
             Receivables and other current assets       (101,611)  (58,448)
             Free flights reserve                        (25,812)  (13,473)
             Reorganization reserve                      (19,207)  (17,739)
             Other current liabilities                    17,406    (4,205)
           Net change in pension investments               6,809      (935)
           Change in postretirement medical liability     11,181     5,985
           Other - net                                   (10,084)    4,098

              Net cash used in operating activities       (6,016)  (68,023)

        Investing Activities

         Capital expenditures - net                      (29,309)  (40,475)

              Net cash used in investing activities      (29,309)  (40,475)

        Financing Activities

         Proceeds from long-term debt                                5,500
         Decrease in long-term debt                       (1,208)  (52,991)
         Increase in notes payable                        38,675   181,413
         Stock options exercised and other stock
           transactions                                    6,354       558
         Dividends                                       (26,763)  (26,772)

              Net cash provided by financing activities   17,058   107,708

        Effect of exchange rates on cash                   2,460       504

              Decrease in cash and cash equivalents      (15,807)     (286)

        Cash and cash equivalents at beginning of year    31,730    57,032

             Cash and cash equivalents at end of period$  15,923 $  56,746


             See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
            Notes to Condensed Consolidated Financial Statements
                               June 30, 1994
                                (Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1993.

Commencing with the first quarter of 1994, the Company changed its method of allocating certain components of income and expense to its industry segments and in compiling its geographic information. The Company is now allocating to its business units certain income and expenses that previously were allocated to "Corporate". The effect of this change is not material and certain industry segment and geographic information for the second quarter and first six months of 1993 identified below has been restated to reflect this change.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.


COMPARISON OF 1994 WITH 1993

Net sales in the second quarter of 1994 increased over the second quarter of 1993 primarily as a result of the increase in sales of the North American Appliance Group, as well as higher sales by Dixie-Narco, the Company's vending equipment operation. The North American Appliance Group had sales of $686.5 million, up 20.8 percent from sales of $568.4 million in the second quarter of 1993. The increase in sales of that group is primarily due to volume increases from market share gains in virtually all product categories and the introduction of new products. Year-over-year growth in sales of that group is expected for the remainder of the year, but at a lower level than was experienced in the first and second quarters. Dixie-Narco's sales in the second quarter were up 26.7 percent, from $47.5 million in 1993 to $60.2 million in 1994 due to sales to a customer that are not expected to continue this year and the introduction of a new product. The Company expects to offset the loss of sales to this customer in the second half with greater sales of the new product. Sales by the Hoover European Appliance Group ("Hoover Europe") were $87 million in the second quarter of 1994, compared to $101.3 million in the second quarter of 1993. This decrease is due to a loss of market share in the United Kingdom, along with foreign currency fluctuations.

The increase in net sales for the first half of 1994 is primarily due to the increase in year-to-date net sales in the North American Appliance

Group of $203.2 million or 18.2 percent, partially offset by the decrease in net sales of Hoover Europe of $28.1 million or 13.7 percent from the same period in 1993. Dixie-Narco's sales also contributed to the year-over-year sales improvement by increasing 18.8 percent to $101.4 million in the six month period.

The improvement in gross margin in both the second quarter and six months is primarily the result of improved volume-related production efficiencies, reduced material costs from a coordinated purchasing program, and favorable product mix in the North American Appliance Group. In addition, margins in Hoover Europe improved due to lower operating costs from completion of the floorcare plant consolidation, lower levels of employment and reduced material costs.

Second quarter and first half selling, general and administrative expenses (SG&A) increased over 1993 (excluding the special charge described below) primarily to support the higher sales volumes. In the first quarter of 1993, the Company recognized a one-time $50 million pretax charge ($30 million aftertax or $.28 per share) for two Hoover Europe free flights promotion programs ("free flights promotion"). Excluding the free flights promotion, SG&A expenses were $253 million or 17.2 percent of sales for the first six months of 1993.

The improvement in consolidated operating income in the second quarter of 1994 over the prior year was primarily due to the North American Appliance Group, which increased to $84.3 million, up 46.6 percent from $57.5 million a year ago. Operating income for Hoover Europe was $2.2 million in the second quarter of 1994 compared to a loss of $3.6 million during the comparable period in 1993. Poor economic conditions in parts of Europe continue to impact Hoover Europe's results. However, cost containment programs have contributed to the improvement year-over-year. Dixie-Narco had second quarter operating income of $8.1 million compared to $6.6 million a year ago. Excluding the charge for the free flights promotion in the first quarter of 1993, consolidated six month operating income would have been $103.6 million, or 7 percent of sales.

The year-to-date decrease in the Company's effective tax rate is due to higher losses in Europe in 1993 which received a lower tax benefit and resulted in an increase in the worldwide effective tax rate in 1993.

Excluding the free flights promotion charge ($30 million aftertax) in 1993, the year-to-date income before cumulative effect of accounting change for 1993 would have been $40.8 million or $.38 per share.

The $.03 per share cumulative effect of accounting change in the first six months of 1994 relates to the mandatory adoption of an accounting pronouncement, Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits"(FAS 112), which the Company adopted effective January 1, 1994.


LIQUIDITY AND CAPITAL RESOURCES

The increase in accounts receivable since December 31, 1993 is primarily due to higher sales volumes in the North American Appliance Group. Inventory increases since year-end are primarily due to higher production volumes in the North American Appliance Group to support increased demand. Other noncurrent assets increased from December 31, 1993 primarily due to the recording of receivables for certain income tax carrybacks and an increase in long-term financing notes to vending equipment customers.

The liability for compensation to employees decreased since year-end due to payments made in the first six months in connection with the European reorganization announced in 1992. Other noncurrent liabilities increased from year-end principally due to ongoing charges for pensions and the liability recognized as the result of the adoption of FAS 112.

The decrease in net cash used in operations in the first six months of 1994 compared to 1993 was a result of increased earnings which included higher non-cash charges relating to depreciation, amortization, postretirement medical and pensions (due to a decline in the discount rate). The decrease in net deferred income tax assets results primarily from the first six months of 1993 reflecting the deferred tax benefit for the free flights promotion and certain reclassifications made in both periods between current taxes payable. Offsetting this improvement was a use of cash for increases in inventory and receivables, and payments for the free flights promotion and the Company's North American and European reorganizations. Current liabilities increased primarily to support the additional inventory and receivables.

The lower capital expenditures for the first six months of 1994 compared to 1993 resulted from a change in the timing of spending. Full year planned capital expenditures for 1994 approximate $110 million. Compliance with current and anticipated laws and regulations governing product performance related to the protection of the environment is expected to significantly increase capital expenditures over the next five years. Although the amounts are not known at this time, the total annual capital spending is expected to exceed depreciation in these years.

The net cash used for operations, capital expenditures, dividends, and the reduction in debt (long term and current maturities) in the first six months of 1994 was funded through an increase in notes payable (primarily commercial paper borrowings).

On May 23, 1994, the Company announced its intention to divest its Hoover operations in Australia and New Zealand, preferably by way of an initial public stock offering of its combined Australian subsidiaries. The ongoing impact on the Company's income statement from the loss of Australian earnings is not considered material. As of June 30, 1994, part of the unrecognized loss reported in Shareowners' Equity as Foreign Currency Translation is attributable to the Australia and New Zealand operations. This amount will require recognition in the Company's earnings when the divestiture is completed. Depending on the amount of the proceeds realized from the divestiture, the transaction could result in a one-time loss which is estimated not to exceed $.08 per share. However, the overall impact on earnings from the divestiture is not determinable at this time.

On July 14, 1994, the Company entered into a new credit agreement with a consortium of banks which provide revolving credit facilities totaling $300 million. This agreement, which replaces the two previous credit agreements, has a four year term and includes covenants for interest coverage and leverage. It does not include the covenant in the previous agreements requiring the Company to maintain certain minimum levels of tangible net worth.

                             MAYTAG CORPORATION

                      Exhibits and Reports on Form 8-K

                               June 30, 1994



PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    (11) Computation of Per Share Earnings

    (12) Computation of Ratio of Earnings to Fixed Charges

(b) Reports on Form 8-K

Under Item 5, the Company filed a Current Report on Form 8-K dated May 23, 1994 relating to the intended divestiture of its Hoover operations in Australia and New Zealand.







                             MAYTAG CORPORATION

                                 Signatures

                               June 30, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              MAYTAG CORPORATION


Date  August 15, 1994                    By      M. A. Garth
                                                 M. A. Garth
                                         Vice President and Controller