Form 10-Q
period 1994-09-30
MAYTAG CORP
filed 1994-11-14
CIK 63541

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1994
                                     or
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994:

                Common Stock, $1.25 Par Value - 107,314,146

                                      FORM 10-Q

                                  MAYTAG CORPORATION

                           Quarter Ended September 30, 1994


                                      I N D E X



                                                                    Page
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

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

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                              MAYTAG CORPORATION

                 Condensed Statements of Consolidated Income
                                 (Unaudited)
                 (Thousands of dollars except per share data)

                                    Third Quarter Ended   Nine Months Ended
                                       September 30         September 30
                                      1994      1993       1994       1993

Net sales                          $848,930  $770,222 $2,509,880  $2,240,331
Cost of sales                       618,360   581,721  1,845,204   1,695,285

    Gross profit                    230,570   188,501    664,676     545,046

Selling, general and administrative
  expenses                          144,307   130,688    417,621     433,683

    Operating income                 86,263    57,813    247,055     111,363

Interest expense                    (18,355)  (19,072)   (55,830)    (56,904)

Other - net                           2,833     1,682      3,895       4,842

    Income before income taxes and
    cumulative effect of accounting  70,741    40,423    195,120      59,301
    change

Income taxes                          9,711    17,383     61,950      25,500

Income before cumulative
  effect of accounting change        61,030    23,040    133,170      33,801

Cumulative effect of accounting
  change                                                  (3,190)  _________

    Net income                     $ 61,030  $ 23,040 $  129,980  $   33,801

Income per average share of Common
stock:
  Income before cumulative effect
  of accounting change             $    .57  $    .22 $     1.25  $      .32

  Cumulative effect of accounting
  change                                .         .         (.03)        .

  Net income per Common share      $    .57  $    .22 $     1.22  $     0.32


Dividends per Common share         $   .125  $   .125 $     .375  $     .375

Average shares outstanding          106,878   106,286    106,772     106,201

          See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION

          Condensed Statements of Consolidated Financial Condition


                                                September 30   December 31
                                                    1994          1993
                                                 (Unaudited)
                                                  (Thousands of dollars)

ASSETS

Current Assets

  Cash and cash equivalents                        $   13,814    $   31,730
  Accounts receivable                                 652,963       532,353
  Inventories:
    Finished products                                 291,673       282,841
    Work in process, raw materials and supplies       145,101       146,313
                                                      436,774       429,154

  Deferred income taxes                                44,444        46,695
  Other current assets                                 18,262        16,919

    Total current assets                            1,166,257     1,056,851


Noncurrent Assets

  Deferred income taxes                                77,291        68,559
  Pension investments                                 162,733       168,103
  Intangibles                                         312,671       319,657
  Other noncurrent assets                              59,328        35,266

                                                      612,023       591,585

Property, Plant and Equipment                       1,508,641     1,447,691
  Less allowance for depreciation                     707,993       626,629
    Total property, plant and equipment               800,648       821,062

    Total Assets                                   $2,578,928    $2,469,498







         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION

                                                September 30   December 31
                                                    1994           1993
                                                 (Unaudited)
                                                 (Thousands of dollars)

 LIABILITIES AND SHAREOWNERS' EQUITY

 Current Liabilities

   Notes payable                                $  125,713    $  157,571
   Accounts payable                                218,522       195,981
   Compensation to employees                        64,771        84,405
   Accrued liabilities                             170,906       178,015
   Income taxes payable                                  0        16,193
   Current maturities of long-term debt             58,864        18,505

                                                   638,776       650,670
     Total current liabilities

 Noncurrent liabilities

   Deferred income taxes                            49,735        44,882
   Long-term debt                                  680,166       724,695
   Postretirement benefits other than
     pensions                                      407,680       391,635
   Other noncurrent liabilities                     96,249        70,835

                                                 1,233,830     1,232,047
     Total noncurrent liabilities

 Shareowners' Equity

   Common stock

     Authorized - 200,000,000 shares (par
       value $1.25)
     Issued - 117,150,593 shares,
              including shares in treasury         146,438       146,438
   Additional paid-in capital                      477,199       480,067
   Retained earnings                               415,625       325,823
   Cost of Common stock in treasury (1994-
     9,836,447 shares; 1993- 10,430,833
     shares)                                      (219,242)     (232,510)
   Employee stock plans                            (61,512)      (62,342)
   Foreign currency translation                    (52,186)      (70,695)

     Total shareowners' equity                     706,322       586,781

     Total Liabilities and Shareowners'
        Equity                                  $2,578,928    $2,469,498



         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION

              Condensed Statements of Consolidated Cash Flows
                                (Unaudited)
                                                     Nine Months Ended
                                                       September 30
                                                    1994          1993
                                                  (Thousands of Dollars)

Operating Activities

  Net income                                      $ 129,980     $  33,801
  Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                    88,614        82,402
    Deferred income taxes                            (1,265)      (32,290)
    Free flights promotion expenses                     700        52,420
    Changes in selected working capital items:
      Inventories                                    (1,639)      (33,058)
      Receivables and other current assets         (114,661)      (91,650)
     Free flights reserve                           (26,322)      (15,478)
     Reorganization reserve                         (23,489)      (26,921)
      Other current liabilities                      24,665         6,538
    Net change in pension investments                10,652        (2,012)
    Change in postretirement medical liability       16,045         9,204
    Other - net                                      (4,632)        5,221

       Net cash provided by (used in) operating      98,648       (11,823)
        activities

Investing Activities

  Capital expenditures - net                        (50,753)      (66,214)

   Net cash used in investing activities            (50,753)      (66,214)

Financing Activities

  Proceeds from long-term debt                                      5,500
  Decrease in long-term debt                         (4,480)      (54,784)
  Increase (decrease) in notes payable              (39,001)      152,059
  Stock options exercised and other stock
    transactions                                     10,941         1,808
  Dividends                                         (40,178)      (40,169)

       Net cash provided by (used in) financing     (72,718)       64,414
       activities

Effect of exchange rates on cash                      6,907        (2,890)

       Decrease in cash and cash equivalents        (17,916)      (16,513)

Cash and cash equivalents at beginning of year       31,730        57,032

     Cash and cash equivalents at end of period   $  13,814     $  40,519


         See notes to condensed consolidated financial statements.

                            MAYTAG CORPORATION
           Notes to Condensed Consolidated Financial Statements
                            September 30, 1994
                                (Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1993.

Commencing with the first quarter of 1994, the Company changed its method of allocating certain components of income and expense to its industry segments and in compiling its geographic information. The Company is now allocating to its business units certain income and expenses that previously were allocated to "Corporate". Certain industry segment and geographic information for the third quarter and first nine months of 1993 identified below has been restated to reflect this change. The effect of this change is not material.

Currently, certain subsidiaries located outside the United States are consolidated as of a date one month earlier than subsidiaries in the United States. Effective December 31, 1994, this one month difference will be eliminated for the subsidiaries located in Europe. The effect of this change is not expected to be material to either the Company's consolidated or European earnings, but it will increase the sales in the fourth quarter and full year of 1994 as compared to the fourth quarter and full year of 1993.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.


COMPARISON OF 1994 WITH 1993

Net sales in the third quarter of 1994 increased over the third quarter of 1993 primarily as a result of the increase in sales of the North American Appliance Group, as well as higher sales by Dixie-Narco, the Company's vending equipment operation. The North American Appliance Group had sales of $678.3 million, up 11.0 percent from sales of $611.2 million in the third quarter of 1993. The increase in sales of this group is primarily due to industry growth, volume increases from market share gains in virtually all product categories and the introduction of new products. Year-over-year growth in sales of this group is expected for the remainder of the year, but at a lower level than was experienced in the first three quarters. Dixie-Narco's sales in the third quarter were up 20.4 percent, from $39.8 million in 1993 to $48 million in 1994 due to increased demand for its core soft drink vending machines and the sales of its new glass door merchandiser. Sales by the Hoover European Appliance Group ("Hoover Europe") were $82.9 million in the third quarter of 1994, compared to $85.4 million in the third quarter of 1993.

The increase in net sales for the first nine months of 1994 is primarily due to the increase in year-to-date net sales in the North American Appliance Group of 15.7 percent to $1,995.7 million, partially offset by the decrease in net sales of Hoover Europe of 10.5 percent to $259.3 million in 1994 from $289.8 million in the same period in 1993. Dixie-Narco's sales also contributed to the year-over-year sales improvement by increasing 19.3 percent to $149.3 million in the nine month period.

The improvement in gross margin in both the third quarter and nine months is primarily the result of improved volume-related production efficiencies, reduced material costs from a coordinated purchasing program, favorable product mix, and new products in the North American Appliance Group. In addition, margins in Hoover Europe improved due to lower operating costs from completion of the floorcare plant consolidation, lower levels of employment and reduced material costs.

Third quarter and first nine months selling, general and administrative expenses (SG&A) increased over 1993 (excluding the special charge described below) primarily to support the higher sales volumes. In the first quarter of 1993, the Company recognized a one-time $50 million pretax charge ($30 million aftertax or $0.28 per share) for two Hoover Europe free flights promotion programs ("free flights promotion"). Excluding the free flights promotion, SG&A expenses were $383.7 million or
17.1 percent of sales for the first nine months of 1993.

The improvement in consolidated operating income in the third quarter of 1994 over the same period in the prior year was primarily due to the North American Appliance Group, which increased to $86.8 million, up 32.6 percent from $65.5 million a year ago. The operating loss for Hoover Europe was $0.9 million in the third quarter of 1994 compared to a loss of $8 million during the comparable period in 1993. Cost containment programs have contributed to the improvement year-over-year. Dixie-Narco had third quarter operating income of $5.5 million compared to $4.5 million a year ago. Excluding the charge for the free flights promotion, consolidated 1993 nine month operating income would have been $161.4 million, or 7.2 percent of sales.

In the third quarter of 1994, the Company recorded a tax benefit in the United States associated with the funding of operating losses and reorganization costs in Europe over the past several years. This benefit reduced the Company's tax expense in the third quarter by $20 million or $0.19 per share. Excluding the effects of this transaction, the effective tax rate was 42% in the nine months ending September 30, 1994, compared to 43% in the comparable period in 1993.

The $.03 per share charge to record the cumulative effect of an accounting change in the first nine months of 1994 reflects the mandatory adoption of an accounting pronouncement, Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits," which the Company adopted effective January 1, 1994.

LIQUIDITY AND CAPITAL RESOURCES

The increase in accounts receivable since December 31, 1993 is primarily due to higher sales volumes and an increase in days outstanding in the
North American Appliance Group.   Other noncurrent assets increased from
December 31, 1993 primarily due to the recording of receivables for certain income tax carrybacks and an increase in long-term financing notes to appliance and vending equipment customers.

The liability for compensation to employees decreased since year-end due to payments made in the first nine months in connection with the European reorganization announced in 1992. Other noncurrent liabilities increased from year-end principally due to ongoing charges for pensions and ongoing postretirement medical expenses.

The increase in net cash provided by operations in the first nine months of 1994 compared to 1993 was a result of increased earnings which included higher non-cash charges relating to depreciation, amortization, postretirement medical and pensions. The decrease in net deferred income tax assets results primarily from the first nine months of 1993 reflecting the deferred tax benefit for the free flights promotion and certain reclassifications made in both periods. Offsetting this improvement was a use of cash for increases in inventory and receivables, and payments for the free flights promotion and the Company's North American and European reorganizations. Current liabilities increased mainly to support the additional inventory and due to a change in the timing of health care payments.

The lower capital expenditures for the first nine months of 1994 compared to 1993 resulted from more projects being in a developmental stage in 1994, compared to projects in an implementation stage in 1993. Full year capital expenditures for 1994 are expected to be less than depreciation. However, compliance with current and anticipated laws and regulations governing product performance related to the protection of the environment and various cost improvement projects are expected to significantly increase capital expenditures over the next five years. Although the amounts are not known at this time, the total annual capital spending is expected to exceed depreciation in these years.

In the fourth quarter, a customer of the North American Appliance Group filed for protection from creditors under the bankruptcy code. A portion of the amount owed to the Company may not be collectible, however the loss is not expected to be material.

                            MAYTAG CORPORATION

                     Exhibits and Reports on Form 8-K

                            September 30, 1994



PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

    (11) Computation of Per Share Earnings

    (12) Computation of Ratio of Earnings to Fixed Charges

(b)      Reports on Form 8-K

Under Item 5, the Company filed a Current Report on Form 8-K dated September 30, 1994 announcing that it would not proceed with a planned initial public stock offering of its Hoover operations in Australia and New Zealand, as was previously announced on May 23, 1994.







                             MAYTAG CORPORATION

                                 Signatures

                             September 30, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              MAYTAG CORPORATION


Date  November 11, 1994                  By      M. A. Garth
                                                 M. A. Garth
                                         Vice President and Controller