Form 10-K
period 1994-12-31
MAYTAG CORP
filed 1995-03-03
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1994
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 (No Fee Required)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 1995:

                 Common Stock, $1.25 Par Value - $1,613,199,180

The number of shares outstanding of the registrant's Common Stock, as of February 1, 1995:
                   Common Stock, $1.25 Par Value -107,546,612

1994 FORM 10-K CONTENTS

Item                                                                 Page

_____________________________________________________________________________

Part I:

 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

    Business - Home Appliances  . . . . . . . . . . . . . . . . . . . . 3

    Business - Vending Equipment  . . . . . . . . . . . . . . . . . . . 5

 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

 3. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . 6

 4. Submission of Matters to a Vote of Security Holders   . . . . . . . 6

    Executive Officers of the Registrant  . . . . . . . . . . . . . . . 6

Part II:

 5. Market for the Registrant's Common Equity and Related Stockholder

    Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

 6. Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . 9

 7. Management's Discussion and Analysis of Financial Condition and

    Results of Operations   . . . . . . . . . . . . . . . . . . . . .  10

 8. Financial Statements and Supplementary Data   . . . . . . . . . .  14

 9. Changes in and Disagreements with Accountants on Accounting and

    Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .  33

Part III:

10. Directors and Executive Officers of the Registrant  . . . . . . .  34

11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . .  34

12. Security Ownership of Certain Beneficial Owners and Management  .  34

13. Certain Relationships and Related Transactions  . . . . . . . . .  34

Part IV:

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   34

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement dated March 22, 1995 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to regulation A, are incorporated by reference into Part III.

Part I

Item 1. Business.

Maytag Corporation (the "Company") was organized as a Delaware corporation in 1925. The Company is engaged in two industry segments: home appliances and vending equipment. Financial and other information relating to industry segment and geographic data is included in Part II, Item 7, Pages 10-12; and Item 8, Pages 31 and 32.

HOME APPLIANCES

The home appliances segment comprises approximately 94 percent of 1994 consolidated net sales.

The Company, through its various business units, manufactures and distributes a broad line of home appliances including laundry equipment, gas and electric ranges, refrigerators, freezers, dishwashers, vacuum cleaners and carpet extractors. Maytag Customer Service provides product service and parts distribution in the United States and Canada for all of the Company's appliance brands, except Hoover. Maytag International Inc., the Company's international marketing subsidiary, handles the sales of appliances and licensing of certain home appliance brands in markets outside the United States and Canada. In 1992, the Company sold its microwave oven and dehumidifier manufacturing operations. However, the Company continues to distribute microwave ovens and dehumidifiers, as well as compactors. In the fourth quarter of 1994, the Company sold its laundry, refrigeration and floorcare manufacturing and distribution operations in Australia and New Zealand. Additional information regarding the divestiture is included in Part II, Item 7, Page 11; and Item 8, Page 21. Until December 31, 1994, Maytag Financial Services Corporation provided financing programs primarily to certain customers of the Company in North America. The operations of Maytag Financial Services will cease in 1995; however, certain financing programs will continue through the Company's other business units and subsidiaries.

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

A portion of the Company's operations and sales is outside the United States. The risks involved in foreign operations vary from country to country and include tariffs, trade restrictions, changes in currency values, economic conditions and international relations. Geographic information is included in
Part II, Item 8, Page 32.

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

The home appliance market is highly competitive with the principal competitors being larger than the Company. Competitive pressures make price increases difficult to implement. There were no significant increases in the costs of the Company's raw materials or components in 1994. Information regarding the Company's improvement in gross margin over 1993 is included in Part II, Item 7, Page 10. The Company uses product quality, customer service, advertising and sales promotion, warranty and pricing as its principal methods of competition.

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8, page 33.

Although the Company has many manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a material effect on capital expenditures, earnings or the Company's competitive position. The government mandated phase-out of chlorofluorocarbon ("CFC") production, an aerosol propellant and refrigerant, by December 31, 1995 affects the entire refrigeration industry. The Company continues to review various alternatives to the use of CFC's. In addition, alternative washing machine designs to meet anticipated government regulations dealing with energy usage are being evaluated by the Company and the industry. Because compliance with these current and anticipated laws and regulations is essentially prospective, it has not had a significant impact on current operations. Although it is anticipated that the industry and the Company will meet all final standards, capital spending is expected to significantly increase over the next several years for these reasons. Additional information regarding future capital spending for compliance with environmental laws and regulations is included in Part I, Item 7, page 13.

The Company has been identified as one of a group of potentially responsible parties by state and federal environmental protection agencies in remedial activities related to various "Superfund" sites in the United States. The Company does not presently anticipate any material adverse effect upon the

Company's earnings or financial condition arising from resolution of these matters.

The number of employees of the Company within the home appliances segment as of December 31, 1994 was 18,343.

VENDING EQUIPMENT

The vending equipment segment comprises approximately 6 percent of 1994 consolidated net sales.

The Company manufactures, through its Dixie-Narco subsidiary, a variety of soft drink vending machines, glass front merchandisers and money changers. The products are sold primarily to companies bottling soft drinks such as Coca-Cola, Dr. Pepper, Pepsi Cola, Royal Crown Cola and Seven-Up. Products are also sold to vending equipment distributors and manufacturers.

A new beverage vending machine (Flex-Pak)designed to increase flexibility and capacity of vending machines and to enhance customer's data collection capabilities is planned for full production in the third quarter of 1995.

The Company uses steel as a basic raw material in its manufacturing processes in addition to purchased motors, compressors and other components made of copper, aluminum, rubber, glass and plastic. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The Company holds a number of patents which are important in the manufacture of its products. The Company holds a DIXIE-NARCO trademark registration and its associated corporate symbol.

Vending equipment sales, though stronger in the first six months of the year, are considered by the Company to be essentially nonseasonal.

The Company's vending equipment segment is dependent upon a few major soft drink suppliers. Therefore, the loss of one or more of these customers could have a material adverse effect on this segment. The Company manufactures and sells its vending machines and glass front merchandisers in competition with a small number of other manufacturers and is the major manufacturer of such equipment. The principal methods of competition utilized by the vending equipment segment are product quality, customer service, delivery, warranty and price. Positive factors pertaining to the Company's competitive position include product design, manufacturing efficiency and superior service, while new product innovations by competitors and severe price competition negatively impact its position.

The dollar amount of backlog orders of the Company is not considered significant for vending equipment in relation to the total annual dollar volume of sales. Because it is the Company's practice to maintain a level of inventory sufficient to cover shipments and since orders are generally shipped upon receipt, a large backlog would be unusual.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a material effect on capital expenditures, earnings or the Company's competitive position. The government mandated phase-out of chlorofluorocarbon ("CFC") production, an aerosol propellant and refrigerant, by December 31, 1995 will also affect the production technology in the vending equipment industry. This has not had a significant impact on current operations, and it is anticipated that the industry and the Company will meet all final standards.

The number of employees of the Company within the vending equipment segment as of December 31, 1994 was 1,261.

Item 2. Properties.

The Company's corporate headquarters is located in Newton, Iowa. Major offices and manufacturing facilities in the United States related to the home appliances segment are located at: Galesburg, Illinois; Jackson, Tennessee; Indianapolis, Indiana; Cleveland, Tennessee; Herrin, Illinois; Newton, Iowa; North Canton, Ohio; and El Paso, Texas. Maytag Customer Service, which is located in Cleveland, Tennessee, operates an automated national parts distribution center in Milan, Tennessee which services all of the Company's appliance brands, except Hoover. In addition to manufacturing facilities in the United States, the Company has three other North American manufacturing facilities located in Canada and Mexico. The Company also has two manufacturing facilities in the United Kingdom and one in Portugal. Two manufacturing facilities in Australia were sold at the end of 1994. Major facilities related to the vending equipment segment are: Dixie-Narco, Inc., with offices and manufacturing facilities located in Williston, South Carolina and Eastlake, Ohio.

The manufacturing facilities are well maintained, suitably equipped and in good operating condition. A dishwasher manufacturing facility in Jackson, Tennessee did not have sufficient capacity to meet sales demand in 1994; however, the situation is expected to improve with a capacity expansion project expected to be completed early in 1996. The other facilities used in the production of home appliances and vending equipment had sufficient capacity to meet production needs in 1994, and the Company expects that such capacity will be adequate for planned production in 1995. The Company's 1994 capital expenditures and the planned 1995 capital expenditures include an ongoing program of product improvements and enhanced manufacturing efficiencies.

The Company also owns or leases sales offices in many large metropolitan areas throughout the United States, Canada, the United Kingdom and Western Europe. Lease commitments are included in Part II, Item 8, Page 29.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 1994 through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names of all executive officers of the Company, the offices held by them, the year they first became an officer of the Company and their ages:

                                                     First Became
           Name          Office Held                  an Officer    Age

Leonard A. Hadley        Chairman and
                         Chief Executive Officer          1979      60

John P. Cunningham, Jr.  Executive Vice President
                         and Chief Financial Officer      1994      57

Joseph F. Fogliano       Executive Vice President and
                         President North American
                         Appliance Group                  1993      55

Jon O. Nicholas          Senior Vice President,
                         Human Resources                  1993      55

Carleton F. Zacheis      Senior Vice President,
                         Planning and Business            1988      61
                         Development

Mark A. Garth            Vice President - Controller
                         and Chief Accounting Officer     1994      35

Edward H. Graham         Vice President, General
                         Counsel and Assistant
                         Secretary                        1990      59

David D. Urbani          Vice President and Treasurer     1994      50

The executive officers were elected to serve in the indicated office until the organizational meeting of the Board of Directors following the annual meeting of shareholders on April 25, 1995 or until their successors are elected.

Each of the executive officers has served the Company or an acquired company in various executive or administrative positions for at least five years except for:

           Name                    Company/Position              Period

John P. Cunningham, Jr. IBM Corporation
                        -  Vice President and Assistant
                           General Manager, Main Frame
                           Division                             1992-1993
                        -  Vice President, Member Europe
                           Executive Committee, Paris, France   1990-1992
                        -  Vice President, Corporate
                           Controller                           1988-1990

Joseph F. Fogliano      Thomson Consumer Electronics, Inc.
                        -  President and CEO                    1988-1993

David D. Urbani         Air Products and Chemicals, Inc.
                        -  Assistant Treasurer                  1984-1994

Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

MARKET AND DIVIDEND INFORMATION
                                                              Dividends
                        Sales Price of Common Shares          Per Share
                        1994               1993             1994     1993
Quarter             High      Low      High      Low
First              $20       $16      $15 7/8   $13 3/8     $.125    $.125
Second              19 3/4    16 1/2   15 7/8    13          .125     .125
Third               20 1/8    14 7/8   17 3/4    14 7/8      .125     .125
Fourth              16 5/8    14       18 5/8    14 7/8      .125     .125


The principal U.S. market in which the Company's common stock is traded is the New York Stock Exchange. As of February 1, 1995, the Company had 32,463 shareowners of record.

Item 6.  Selected Financial Data.

SELECTED FINANCIAL DATA
Dollars in thousands except per share data

                             (1)        (2)         (3)
                             1994       1993        1992        1991       1990
Net sales              $3,372,515 $2,987,054  $3,041,223  $2,970,626 $3,056,833
Cost of sales           2,496,065  2,262,942   2,339,406   2,254,221  2,309,138
Income taxes               90,200     38,600      15,900      44,400     60,500
Income (loss) from
 continuing operations    151,137     51,270      (8,354)     79,017     98,905
Percent of income
 (loss)from continuing
 operations to net sales      4.5%       1.7%        (.3)%       2.7%       3.2%
Income (loss) from
 continuing operations
 per share             $     1.42 $      .48  $     (.08) $      .75 $      .94
Dividends paid per share      .50        .50         .50         .50        .95
Average shares
 outstanding              106,795    106,252     106,077     105,761    105,617
Working capital        $  595,703 $  406,181  $  452,626  $  509,025 $  612,802
Depreciation of
 property, plant and
 equipment                110,044    102,459      94,032      83,352     76,836
Additions to property,
 plant and equipment       84,136     99,300     129,891     143,372    141,410
Total assets            2,504,327  2,469,498   2,501,490   2,535,068  2,586,541
Long-term debt            663,205    724,695     789,232     809,480    857,836
Total debt to
 capitalization              50.7%      60.6%       58.7%       45.9%      47.7%
Shareowners' equity per
 share of Common stock  $    6.82 $     5.50  $     5.62  $     9.50 $     9.60

(1) Includes a $20 million one-time tax benefit associated with the funding of reorganization costs in Europe over the past several years and a $16.4 million after-tax loss from the sale of the Company's home appliance operations in Australia. Excludes the cumulative effect of an accounting change.

    Prior to the quarter ended December 31, 1994, the Company's European subsidiaries were consolidated as of a date one month earlier than subsidiaries in the United States. In the fourth quarter of 1994, this one month reporting lag was eliminated and European results for the quarter ended December 31, 1994 include activity for four months. The effect of this change increased net sales by $25.2 million in the fourth quarter and the impact on income from continuing operations was not significant.

(2) Includes $60.4 million in pretax charges ($50 million in a special charge and $10.4 million in selling, general and administrative expenses) for additional costs associated with two Hoover Europe "free flights" promotion programs.

(3) Includes a $95 million pretax charge relating to the reorganization of the North American and European business units. Excludes the cumulative effect of accounting changes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations.
- --------------------------------------------------------------------------------
Comparison of 1994 with 1993

The Company operates in two business segments, home appliances and vending equipment. The operations of the home appliance segment represented 94.3 and
94.8 percent of net sales in 1994 and 1993.

NET SALES

 The Company's consolidated net sales increased 12.9 percent in 1994 compared to 1993. Sales in the North American Appliance Group increased 14.2 percent from 1993 due to strong industry growth and market share gains in virtually all product categories. These market share gains were achieved through new product introductions and promotion of the premium Maytag and Jenn-Air brands. United States industry growth in the Company's major product categories is expected to continue in 1995, but at a lower rate than in 1994. Consolidated results for 1994 include thirteen months of operations for certain subsidiaries in Europe as a one-month reporting lag was eliminated. Including this additional month in the fourth quarter of 1994, European sales for the year increased 2.1 percent from 1993. On a comparable basis, European sales decreased 4.3 percent from 1993 resulting from industry declines and market share losses. The loss of market share in Europe is partially due to a strategic reduction in certain unprofitable product lines and sales channels. Vending equipment sales increased 22.4 percent in 1994 resulting from increased demand for the Company's core soft drink vending machines from new and existing domestic customers and sales of a new glass front merchandiser.

GROSS PROFIT

 Gross profit as a percent of sales increased 1.8 points resulting from improvements in both industry segments. Margins in the North American Appliance Group increased due to the favorable mix of the premium priced brands, higher margins of new products, coordinated materials purchasing efforts and volume related factory efficiencies. The improvement in European margins resulted from the elimination of excess production capacity, reduction of headcount levels and favorable product mix. Vending equipment margins declined primarily due to unfavorable mix of electronic venders. The decline in vending equipment margins was greater in the fourth quarter than in previous quarters of 1994 due to unfavorable mix of glass front merchandisers sold outside the United States.
 The Company is experiencing cost increases in many commodities, particularly steel, plastics and corrugated materials. A portion of these increases is expected to be offset with internal cost reduction initiatives, many of which are currently in progress. Through these initiatives, the overall commodity cost escalation in 1995 is expected to be contained to the low single-digit percent range. This will cause pressure on operating margins in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

 Selling, general and administrative (S,G&A) expenses decreased to 16.4 percent of sales in 1994 from 17.2 percent in 1993. The decrease resulted from higher sales volumes and cost control in both the appliances and vending equipment segments. Staffing reductions in Europe also contributed to the improvement from 1993. A reversal of excess reserves relating to the 1992 reorganization of the North American Appliance Group decreased S,G&A by $5 million in the fourth quarter of 1994. Results for Europe in the fourth quarter of 1994 include $4.7 million of restructuring costs, the majority of which is included in S,G&A.
 The special charge in 1993 consisted of a $50 million pretax charge to cover additional costs associated with two "free flights" promotional programs in Europe. See further discussion under "Comparison of 1993 with 1992."

OPERATING INCOME

 Operating income for 1994 totaled $322.8 million or 9.6 percent of sales compared to $158.9 million or 5.3 percent of sales in 1993. Before the special charge, operating income in 1993 was $208.9 million or 7.0 percent of sales.

OTHER INCOME AND EXPENSE

 In the fourth quarter of 1994, the Company sold its home appliance operations in Australia and New Zealand ("Australia") for $82.1 million in cash. The net pretax loss from the sale was $13.1 million and resulted in an after-tax loss of $16.4 million. The pretax loss resulted primarily from recognition of the foreign currency translation loss that the Company had accumulated in Shareowners' Equity since the operations were acquired in 1989. The higher loss after tax resulted from a lower tax basis in the operations, as compared to the book investment, in computing the tax liability. The absence of the Australia business will not have a significant impact on the Company's operating results in the future.

INCOME TAXES

 The decrease in the effective tax rate from 1993 was primarily due to a $20 million tax benefit recorded in the third quarter of 1994 associated with the funding of operating losses and reorganization costs in Europe over the past several years. This benefit was partially offset by the tax expense arising from the divestiture of Australia. The notes to the consolidated financial statements include a reconciliation between the statutory tax and the actual tax provided.

ACCOUNTING CHANGE

 In the first quarter of 1994, the Company adopted Financial Accounting Standards Board Statement No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." The new rules required recognition of a liability for certain disability and severance benefits to former or inactive employees. The cumulative effect of this accounting change in 1994 was $3.2 million or $.03 per share. The ongoing expenses associated with adoption of the new statement are not significant.

NET INCOME

 Excluding the $16.4 million after-tax loss on sale of Australia in 1994, the $3.2 million cumulative effect of accounting change in 1994, the $20 million special tax benefit in 1994 and the $30 million after-tax special "free flights" promotion charge in 1993, net income would have been $147.5 million or $1.38 per share in 1994 compared to $81.3 million or $.76 per share in 1993.

- --------------------------------------------------------------------------------
Comparison of 1993 with 1992

The Company operates in two business segments, home appliances and vending equipment. The operations of the home appliance segment represented 94.8 and
94.6 percent of net sales in 1993 and 1992.

NET SALES

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

GROSS PROFIT

 Gross profit as a percent of sales increased to 24.2 percent from 23.1 percent in 1992. The increase in margins resulted principally from improvements in the North American Appliance Group. The improvement in the North American Appliance Group was primarily due to production efficiencies, reductions of certain employee related costs and some selective price increases. In addition, 1992 results for the North American Appliance Group included plant start-up costs. Gross margins in Hoover Europe declined primarily due to operating inefficiencies associated with previously announced plans to close a factory in Dijon, France and higher pension costs. Vending equipment margins improved in 1993 due to reductions in material, distribution and warranty costs from 1992.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

 Selling, general and administrative (S,G&A) expenses decreased to 17.2 percent in 1993 from 17.4 percent in 1992. The decline was principally due to cost efficiencies resulting from the reorganization of the North American Appliance Group. Special charges consisted of a $50 million pretax charge in the first quarter of 1993 to cover additional costs associated with two "free flights" promotional programs in Europe and a $95 million pretax charge in the third quarter of 1992 for a reorganization of U.S. and European operations. Total pretax charges relating to the "free flights" promotion programs in 1993 were $60.4 million ($50 million in a special charge and $10.4 million in S,G&A) and in 1992 were $12.2 million. Offsetting a portion of the 1993 European "free flights" expenses in S,G&A was a $5 million reversal of excess reorganization reserves in Europe.

OPERATING INCOME

 Operating income for 1993 totaled $158.9 million compared to $78.6 million in 1992. Before special charges, operating income would have been $208.9 million or 7.0 percent of sales in 1993 compared to $173.6 million or 5.7 percent of sales in 1992.

INCOME TAXES

 The decrease in the effective tax rate for 1993 was primarily due to the 1992 tax rate reflecting the impact of non-recoverable losses outside the United States. The notes to the consolidated financial statements include a reconciliation between the statutory tax and the actual tax provided.

NET INCOME

 Excluding special charges in 1993 and 1992 and the cumulative effect of accounting changes in 1992, net income would have been $81.3 million or $.76 per share in 1993 compared to net income of $65.4 million or $.62 per share in 1992.

- --------------------------------------------------------------------------------
Liquidity and Capital Resources

During the year, the Company's primary sources of liquidity were cash provided by operating activities, proceeds from a divestiture and external debt. Detailed information on the Company's cash flows is presented in the Statements of Consolidated Cash Flows.

CASH FLOW FROM OPERATING ACTIVITIES

 Cash flow generated from operating activities consists of net income adjusted for certain non-cash income and expenses and changes in working capital. Non-cash income and expenses include items such as depreciation, amortization and deferred income taxes. Working capital consists primarily of accounts receivable, inventory and other current liabilities.
 Cash flow from operating activities in 1994 improved significantly over 1993. This was driven primarily by higher earnings, which included more non-cash expenses, offset by a decrease in the selected working capital items mentioned above. Although cash flow in 1993 benefited from a withdrawal from an overfunded pension plan in Europe, cash outflows related to the 1992 reorganization of the European operations and the 1993 European "free flights" promotional programs were lower in 1994 than in 1993. The funding of these events was substantially completed in 1994.

CASH FLOW FROM INVESTING ACTIVITIES

 The company continually invests in its businesses to improve product design and manufacturing processes and to increase capacity when needed. Capital spending in 1994 was lower than 1993 resulting from more projects being in a developmental stage in 1994 compared to projects in an implementation stage in 1993. In 1994 the Company announced several new capital projects that will increase capital spending over the next several years. This includes $50 million for a new high efficiency clothes washer, $160 million for a complete redesign of the Company's refrigerator product and manufacturing processes and $14 million for a dishwasher plant capacity expansion. The new clothes washer will be designed to comply with anticipated government regulations dealing with energy usage and will use water more efficiently. The refrigeration project will incorporate changes expected to be required by 1998 Department of Energy refrigeration standards and the upcoming ban on chlorofluorocarbons ("CFCs"). Planned capital expenditures for 1995 approximate $175 million and relate to these new projects as well as other ongoing production improvements and product enhancements.
 Proceeds from the sale of the Company's investment in its home appliance operations in Australia provided cash of $82.1 million in 1994.

CASH FLOW FROM FINANCING ACTIVITIES

 Dividend payments in both 1994 and 1993 amounted to $53.6 million or $.50 per share.
 The Company used cash flow generated from operations in 1994 to reduce commercial paper borrowings and long term debt by $154.1 million. The Company's ratio of debt to total capitalization decreased from 60.6 percent at December

31, 1993 to 50.7 percent at December 31, 1994. In February 1995, a portion of the proceeds from the sale of the Australia operations were used to purchase $46 million of the Company's outstanding 8.875 percent notes due in 1997, included in long-term debt at December 31, 1994. The cost of early extinguishment of the notes was not significant.
 Any funding requirements for future capital expenditures and other cash requirements in excess of cash generated from operations will be supplemented by the issuance of commercial paper, debt securities and bank borrowings. The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $300 million. This agreement expires July 13, 1998 and includes covenants for interest coverage and leverage. Additional funds available at December 31, 1994 under all credit agreements, applying the terms of the most restrictive covenant, totaled $313 million.

Item 8. Financial Statements and Supplementary Data.
                                                                     Page

        Report of Independent Auditors  . . . . . . . . . . . . . . .  15

        Statements of Consolidated Income--Years Ended
          December 31, 1994, 1993, and 1992 . . . . . . . . . . . . .  16

        Statements of Consolidated Financial Condition--
          December 31, 1994 and 1993  . . . . . . . . . . . . . . . .  17

        Statements of Consolidated Shareowners' Equity--Years Ended
          December 31, 1994, 1993 and 1992  . . . . . . . . . . . . .  19

        Statements of Consolidated Cash Flows--Years Ended
          December 31, 1994, 1993 and 1992  . . . . . . . . . . . . .  20

        Notes to Consolidated Financial Statements  . . . . . . . . .  21

        Quarterly Results of Operations--Years 1994 and 1993  . . . .  33

                         Report of Independent Auditors



Shareowners and Board of Directors
Maytag Corporation


We have audited the accompanying statements of consolidated financial condition of Maytag Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareowners' equity and cash flows for each of three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in notes to consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes.



                                                     Ernst & Young LLP


Chicago, Illinois
January 31, 1995

Statements of Consolidated Income (Loss)
In thousands except per share data


                                              Year ended December 31

                                              1994       1993        1992
Net sales                               $3,372,515 $2,987,054  $3,041,223

Cost of Sales                            2,496,065  2,262,942   2,339,406
    Gross profit                           876,450    724,112     701,817

Selling, general and administrative
  expenses                                 553,682    515,234     528,250
Special charges                                        50,000      95,000

    Operating income                       322,768    158,878      78,567
Interest expense                           (74,077)   (75,364)    (75,004)

Loss on business disposition               (13,088)
Other--net                                   5,734      6,356       3,983

    Income before income taxes
    and cumulative effect of
    accounting changes                     241,337     89,870       7,546
Income taxes                                90,200     38,600      15,900

    Income (loss) before cumulative
    effect of accounting changes           151,137     51,270      (8,354)
Cumulative effect of accounting changes     (3,190)              (307,000)

    Net income (loss)                   $  147,947 $   51,270  $ (315,354)

Income (loss) per average share of
  Common stock:

  Income (loss) before cumulative
  effect of accounting changes          $     1.42 $      .48  $    (.08)

  Cumulative effect of accounting
  changes                               $     (.03)            $   (2.89)


  Net income (loss) per Common share    $     1.39 $      .48  $   (2.97)

See notes to consolidated financial statements.

Statements of Consolidated Financial Condition
In thousands except share data



                                                             December 31

Assets                                                      1994        1993
Current assets

Cash and cash equivalents                             $  110,403  $   31,730
Accounts receivable, less allowance--
  (1994--$20,037; 1993--$15,629)                         567,531     532,353
Inventories                                              387,269     429,154
Deferred income taxes                                     45,589      46,695
Other current assets                                      19,345      16,919
    Total current assets                               1,130,137   1,056,851




Noncurrent assets

Deferred income taxes                                     72,394      68,559
Pension investments                                      112,522     163,175
Intangible pension asset                                  84,653       4,928
Other intangibles, less allowance for amortization--
  (1994--$56,250; 1993--$46,936)                         310,343     319,657
Other noncurrent assets                                   44,979      35,266
    Total noncurrent assets                              624,891     591,585




Property, plant and equipment

Land                                                      32,600      46,149
Buildings and improvements                               284,439     288,590
Machinery and equipment                                1,109,411   1,068,199
Construction in progress                                  30,305      44,753
                                                       1,456,755   1,447,691
Less allowance for depreciation                          707,456     626,629
    Total property, plant and equipment                  749,299     821,062

    Total assets                                      $2,504,327  $2,469,498

                                                            December 31

Liabilities and Shareowners' Equity                         1994        1993
Current liabilities

Notes payable                                         $   45,148  $  157,571
Accounts payable                                         212,441     195,981
Compensation to employees                                 61,311      84,405
Accrued liabilities                                      146,086     178,015
Income taxes payable                                      26,037      16,193
Current maturities of long-term debt                      43,411      18,505

    Total current liabilities                            534,434     650,670



Noncurrent liabilities

Deferred income taxes                                     38,375      44,882
Long-term debt                                           663,205     724,695
Postretirement benefits other than pensions              412,832     391,635
Pension liability                                         59,363      17,383
Other noncurrent liabilities                              64,406      53,452

    Total noncurrent liabilities                       1,238,181   1,232,047



Shareowners' equity

Common stock:
  Authorized--200,000,000 shares (par value $1.25)
  Issued--117,150,593 shares, including shares in
  treasury                                               146,438     146,438
Additional paid-in capital                               477,153     480,067
Retained earnings                                        420,174     325,823
Cost of Common stock in treasury (1994--9,813,893
  shares; 1993--10,430,833 shares)                      (218,745)   (232,510)
Employee stock plans                                     (60,816)    (62,342)
Foreign currency translation                             (32,492)    (70,695)

    Total shareowners' equity                            731,712     586,781

    Total liabilities and shareowners' equity         $2,504,327  $2,469,498

See notes to consolidated financial statements.

Statements of Consolidated Shareowners' Equity
In thousands

                                                 Additional                                       Employee    Foreign
                              Common Stock        Paid-In     Retained      Treasury Stock          Stock    Currency
                            Shares     Amount     Capital     Earnings    Shares      Amount        Plans   Translation

Balance at 12/31/91        117,151    $146,438    $479,833   $ 696,745   (10,808)   $(240,848)  $ (66,711)  $  (4,872)
Net loss                                                      (315,354)
Cash dividends                                                 (53,269)
Stock issued under
   employee stock plans                             (1,221)                  178        3,970
Stock awards:
   Granted                                            (204)                   41          921        (718)
   Earned or canceled                                  524                   (44)        (970)        446
ESOP:
   Issued                                             (469)                   87        1,934
   Allocated                                                                                        1,345
Translation adjustments                                                                                       (48,295)
Balance at 12/31/92        117,151     146,438     478,463     328,122   (10,546)    (234,993)    (65,638)    (53,167)
Net income                                                      51,270
Cash dividends                                                 (53,569)
Stock issued under
   employee stock plans                               (911)                   92        2,111
Stock awards:
   Granted                                          (3,645)                  491       10,939      (7,294)
   Earned or canceled                                6,136                  (550)     (12,403)      9,102
ESOP:
   Issued                                             (651)                   82        1,836
   Allocated                                                                                        1,488
Tax benefit of ESOP
   dividends and stock
   options                                             675
Translation adjustments                                                                                       (17,528)
Balance at 12/31/93        117,151     146,438     480,067     325,823   (10,431)    (232,510)    (62,342)    (70,695)
Net income                                                     147,947
Cash dividends                                                 (53,596)
Stock issued under
   employee stock plans                             (1,760)                  207        4,635
Stock awards:
   Granted                                          (1,045)                  243        5,397      (4,352)
   Earned or canceled                                  413                   (65)      (1,457)      4,284
Conversion of
   subordinated
   debentures                                         (985)                  137        3,063
ESOP:
   Issued                                             (493)                   95        2,127
   Allocated                                                                                        1,594
Tax benefit of ESOP
   dividends and stock
   options                                             956
Translation adjustments
   related to business
   disposition                                                                                                 13,089
Translation adjustments                                                                                        25,114
Balance at 12/31/94        117,151    $146,438    $477,153    $420,174    (9,814)   $(218,745)   $(60,816)   $(32,492)

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
In thousands
                                                       Year ended December 31
                                                     1994       1993       1992

Operating activities
Net income (loss)                               $ 147,947  $  51,270  $(315,354)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Loss on business disposition                   13,088
    Cumulative effect of accounting changes         3,190               307,000
    Depreciation and amortization                 119,358    111,781    103,351
    Deferred income taxes                         (10,058)   (35,833)   (30,210)
    Reorganization expenses                        (5,000)    (5,000)    95,000
    "Free flights" promotion expenses                 700     60,379     12,235
    Changes in selected working capital items,
    exclusive of business disposed in 1994:
      Inventories                                  24,503    (29,323)    80,731
      Receivables                                 (53,074)   (59,745)   (33,816)
      Other current assets                         (2,537)    11,136     27,765
      Other current liabilities                    43,387    (17,383)   (70,422)
      Reorganization reserve                      (26,686)   (39,671)   (15,530)
      "Free flights" promotion reserve            (26,709)   (42,981)    (1,604)
    Net change in pension assets and liabilities   14,089     43,513    (12,149)
    Postretirement benefits                        21,197     11,259     21,254
    Other--net                                      5,967     11,913     14,814
      Net cash provided by operations             269,362     71,315    183,065

Investing activities
Capital expenditures--net                         (79,024)   (95,990)  (120,364)
Proceeds from business disposition (net of
  cash in business sold of $2,650)                 79,428
      Total investing activities                      404    (95,990)  (120,364)

Financing activities
Proceeds from credit agreements and long-term
  borrowings                                                   5,500     73,712
(Decrease) increase in notes payable             (118,134)   138,951     (2,378)
Reduction in long-term debt                       (36,001)   (94,449)   (70,158)
Stock options exercised and other Common stock
  transactions                                     12,377      5,903      5,558
Dividends                                         (53,596)   (53,569)   (53,269)
      Total financing activities                 (195,354)     2,336    (46,535)

Effect of exchange rates on cash                    4,261     (2,963)    (7,886)
    Increase (decrease) in cash and cash
    equivalents                                    78,673    (25,302)     8,280

Cash and cash equivalents at beginning of year     31,730     57,032     48,752
      Cash and cash equivalents
      at end of year                            $ 110,403  $  31,730  $  57,032
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
Summary of Significant Accounting Policies:
PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
    Prior to the quarter ended December 31, 1994, the Company's European subsidiaries were consolidated as of a date one month earlier than subsidiaries in the United States. In the fourth quarter of 1994, this one month reporting lag was eliminated and European results for the quarter ended December 31, 1994 included activity for four months. The effect of this change increased net sales by $25.2 million in the fourth quarter of 1994, and the impact on net income was not significant.
    Exchange rate fluctuations from translating the financial statements of subsidiaries located outside the United States into U.S. dollars and exchange gains and losses from designated intercompany foreign currency transactions are recorded in a separate component of shareowners' equity. All other foreign exchange gains and losses are included in income.
    Certain reclassifications have been made to prior years' financial statements to conform with the 1994 presentation.
CASH EQUIVALENTS: Highly liquid investments with a maturity of 90 days or less when purchased are considered by the Company to be cash equivalents.
INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 80 percent and 79 percent of the Company's inventories at December 31, 1994 and 1993. The remaining inventories, which are primarily outside the United States, are stated using the first-in, first-out (FIFO) method.
INTANGIBLES: Intangibles principally represent goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets of businesses acquired. Goodwill is amortized over 40 years on the straight-line basis and the carrying value is reviewed annually. If this review indicates that goodwill will not be recoverable as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.
INCOME TAXES: Certain expenses (principally related to accelerated tax depreciation, employee benefits and various other accruals) are recognized in different periods for financial reporting and income tax purposes.
PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated on the basis of cost. Depreciation expense is calculated principally on the straight-line method to amortize the cost of the assets over their estimated useful lives.
SHORT AND LONG-TERM DEBT: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value.
The fair values of the Company's long-term debt are estimated based on quoted market prices of comparable instruments.
FORWARD FOREIGN EXCHANGE CONTRACTS: The Company enters into forward foreign exchange contracts to hedge exposures related to foreign currency transactions. Gains and losses are recognized in the same period in which the underlying transaction is recorded.

- --------------------------------------------------------------------------------
Business Disposition
In December 1994, the Company sold the stock of its home appliance operations in Australia and New Zealand for $82.1 million in cash. The sale resulted in a pretax loss of $13.1 million and an after-tax loss of $16.4 million. Sales and related operating income(loss) for this business totaled $142 million and $12.6 million in 1994, $127.9 million and $3.4 million in 1993 and $131.8 million and $(.1) million in 1992.

- --------------------------------------------------------------------------------
Inventories                                            December 31
In thousands                                             1994      1993

Finished products                                    $254,345  $282,841
Work in process, raw materials and supplies           132,924   146,313
                                                     $387,269  $429,154

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been $77.1 million and $76.3 million higher than reported at December 31, 1994 and 1993.

- ------------------------------------------------------------------------------
Pension Benefits
The Company and its subsidiaries have noncontributory defined benefit pension plans covering most employees. Plans covering salaried and management employees generally provide pension benefits that are based on an average of the employee's earnings and credited service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet minimum funding requirements.

A summary of the components of net periodic pension expense (income) for the defined benefit plans is as follows:
                                                    Year ended December 31

In thousands                                      1994       1993        1992
Service cost--benefits earned during the
 period                                      $  28,550  $  24,067   $  21,469
Interest cost on projected benefit
 obligation                                     94,148     90,322      87,654

Return on plan assets:
 Actual return                                     559   (167,540)    (87,263)
 Expected return higher (lower) than actual   (117,553)    54,399     (32,089)
 Expected return on plan assets               (116,994)  (113,141)   (119,352)

Other net amortization and deferral              9,474      4,917       6,850
      Net pension expense (income)           $  15,178  $   6,165   $  (3,379)

Assumptions used in determining net periodic pension expense (income) for the defined benefit plans in the United States were:
                                                  1994       1993        1992

Discount rates                                     7.5%       8.5%        9.0%
Rates of compensation increase                     5.0        6.0         6.0
Expected long-term rates of return on assets       9.5        9.5         9.5

For the valuation of pension obligations at the end of 1994 and for determining pension expense in 1995, the discount rate and rate of compensation increase have been increased to 8.5 percent and 6.0 percent respectively. Assumptions for defined benefit plans outside the United States are comparable to the above in all periods.

    As of December 31, 1994, approximately 89 percent of the plan assets are invested in listed stocks and bonds. The balance is invested in real estate and short term investments.
    Certain pension plans in the United States provide that in the event of a change of Company control and plan termination, any excess funding may be used only to provide pension benefits or to fund retirees' health care benefits.
The use of all pension assets for anything other than providing employee benefits is either limited by legal restrictions or subject to severe taxation.
    The following table sets forth the funded status and amounts recognized in the statements of consolidated financial condition for the Company's defined benefit pension plans:

                                     December 31, 1994                 December 31, 1993
                              Plans in Which   Plans in Which   Plans in Which   Plans in Which
                              Assets Exceed      Accumulated     Assets Exceed     Accumulated
                               Accumulated     Benefits Exceed    Accumulated    Benefits Exceed
                                Benefits           Assets           Benefits         Assets

In thousands
Actuarial present value of
 benefit obligation:
   Vested benefit obligation  $  (399,971)     $  (617,011)       $(1,004,740)   $   (15,474)
   Accumulated benefit
   obligation                 $  (399,975)     $  (683,551)       $(1,084,352)   $   (16,380)
   Projected benefit
   obligation                 $  (426,485)     $  (745,273)       $(1,163,073)   $   (18,989)
Plan assets at fair value         523,104          625,648          1,213,315            569
Projected benefit obligation
 less than (in excess of)
 plan assets                       96,619         (119,625)            50,242        (18,420)
Unrecognized net (gain) loss      (22,002)          91,078             41,037          1,046
Prior service cost not yet
 recognized in net periodic
 pension cost                      38,159           85,191            110,024          3,272
Unrecognized net (asset)
 obligation at adoption of
 FAS 87, net of amortization         (254)         (31,354)           (38,128)         1,647
Net pension asset (liability) $   112,522      $    25,290        $   163,175    $   (12,455)
Recognized in the statements
of consolidated financial
condition
 Pension investment
 (liability)                  $   112,522      $   (59,363)       $   163,175    $   (17,383)
 Intangible pension asset                           84,653                             4,928
                              $   112,522      $    25,290        $   163,175    $   (12,455)

Pension investments above of approximately $112 million and $104 million at December 31, 1994 and 1993, and pension income of $1.6 million, $5.5 million and $10.9 million in 1994, 1993 and 1992 relate to pension plans covering employees in Europe.
    In 1994 and 1993, the Company recorded $84.7 million and $4.9 million, respectively, to recognize the minimum pension liability required by the provisions of Financial Accounting Standards Board Statement No. 87 (FAS 87), "Employers' Accounting for Pensions." The transaction, which had no effect on income, was offset by recording an intangible asset of an equivalent amount. The intangible asset represents a future economic benefit arising from the granting of retroactive pension benefits over many years and will be amortized to expense over the remaining average working lifetime of the affected employees. The intangible asset is required to be recognized in 1994 in accordance with FAS 87 due to a decline in the market value of the pension assets.

- -------------------------------------------------------------------------------
Postretirement Benefits Other Than Pensions
In addition to providing pension benefits, the Company provides postretirement health care and life insurance benefits for its employees in the United States. Most of the postretirement plans are contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest, and these benefits are subject to change.
Death benefits for certain retired employees are funded as part of, and paid out of pension plans.
    In 1992, the Company adopted Statement of Financial Accounting Standards
No. 106, "Employers' Accounting for Postretirement Benefits Other Than
Pensions," which requires employers to accrue the cost of such retirement benefits during the employee's service with the Company. The transition obligation of $355 million as of January 1, 1992 was recorded as a one-time charge in the first quarter of 1992 and reduced net income by $222 million or $2.09 per share.

A summary of the components of net periodic postretirement benefit cost is as follows:
                                                   Year ended December 31
In thousands                                       1994      1993      1992

Service cost                                    $15,440   $10,225   $ 8,258
Interest cost                                    29,448    26,939    30,421
Net amortization and deferral                    (5,957)   (8,228)    2,106
    Net periodic postretirement benefit cost    $38,931   $28,936   $40,785

Assumptions used in determining net periodic postretirement benefit cost were:


                                                   1994      1993      1992
Health care cost trend rates (1):
    Current year                                   13.0%     14.0%     15.0%
    Decreasing gradually to                         6.0%      6.0%      6.0%
    Until the year                                 2001      2009      2009
    Each year thereafter                            6.0%      6.0%      6.0%
Discount rates                                      7.5%      8.5%      9.0%

(1)Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

For the valuation of the accumulated benefit obligation at December 31, 1994 and for determining postretirement benefit costs in 1995, the health care cost trend rates were decreased. This results in a health care cost trend rate of 9 percent in 1995, decreasing gradually to 6 percent until 2001 and remaining at that level thereafter. In addition, the discount rate was increased to 8.5 percent.
    The health care cost trend rate assumption has a significant impact on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $40.2 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $6.2 million.
    The following table presents the status of the plans reconciled with amounts recognized in the statements of consolidated financial condition for the Company's postretirement benefits.

                                                           December 31
                                                          1994        1993

In thousands
Accumulated postretirement benefit obligation:
  Retirees                                            $239,593    $284,524
  Fully eligible active plan participants               37,569      58,709
  Other active plan participants                        79,524      56,465
                                                       356,686     399,698
  Unamortized plan amendment                            45,598      54,248
  Unrecognized net gain(loss)                           10,548     (62,311)
Postretirement benefit liability recognized in the
   statements of consolidated financial condition     $412,832    $391,635

- --------------------------------------------------------------------------------
Employee Stock Ownership Plan and Other Employee Benefits
The Company has established a trust to administer a leveraged employee stock ownership plan (ESOP) within an existing employee savings plan. The Company has guaranteed the debt of the trust and will service the repayment of the debt, including interest, through the Company's employee savings plan contribution and from the quarterly dividends paid on stock held by the ESOP. Dividends paid by the Company on stock held by the ESOP totaled $1.4 million in 1994, 1993 and
1992. The ESOP notes are collateralized by the Common stock owned by the ESOP trust. The Company makes annual contributions to the ESOP to the extent the dividends earned on the shares held are less than the debt service requirements.  The Company made contributions to the plan of $5.9 million,
$5.5 million and $5.2 million for loan payments in 1994, 1993 and 1992.  As the debt is repaid, shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the year. Accordingly, the loan outstanding is recorded as debt and the cost of shares pledged as collateral are reported as a reduction of Shareowners' Equity
(employee stock plans).  As the shares are released from collateral, the
Company reports compensation expense based on the historical cost of the shares. The Company also expenses any additional contributions required if the shares released from collateral are less than the shares earned by the employees. All shares held by the ESOP are considered outstanding for earnings per share computations and dividends earnedon the shares are recorded as a reduction of retained earnings.  Expenses of the ESOP, the majority of which represents interest on the ESOP debt, totaled $7.4 million, $7.5 million and $7.2 million in 1994, 1993 and 1992. The ESOP shares as of December 31 were as follows:
                                                      1994         1993
 Released and allocated shares                     884,373      723,396
 Unreleased shares                               1,972,770    2,133,747
                                                 2,857,143    2,857,143

    In the first quarter of 1994, the Company adopted Financial Accounting Standards Board Statement No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." The new rules require recognition of a liability for certain disability and severance benefits to former or inactive employees. The cumulative effect of the accounting change was $3.2 million or $.03 per share. The ongoing expenses associated with the adoption of this standard are not significant.

- --------------------------------------------------------------------------------
Accrued Liabilities                                       December 31
In thousands                                             1994        1993

Warranties                                           $ 42,977    $ 46,281
Advertising/sales promotion                            27,315      51,946
Other                                                  75,794      79,788
                                                     $146,086    $178,015

- --------------------------------------------------------------------------------
Income Taxes
Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement 109 was to decrease net income by $85 million or $.80 per share as of January 1, 1992.
    Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                           December 31
In thousands                                              1994         1993
Deferred tax assets (liabilities):
 Tax over book depreciation                          $(107,662)   $(118,973)
 Postretirement benefit obligation                     160,291      151,424
 Product warranty accruals                              18,887       20,021
 Pensions and other employee benefits                  (37,284)     (44,159)
 Net operating loss carryforwards                       67,562       48,817
 Reorganization accrual                                    816        8,856
 Foreign tax credit carryforward                         6,277       13,300
 Other                                                  (7,480)       7,043
                                                       101,407       86,329
Less valuation allowance for deferred tax assets       (21,799)     (15,957)
     Net deferred tax assets                         $  79,608    $  70,372

Recognized in statements of consolidated financial
condition:
 Deferred tax assets--current                        $  45,589    $  46,695
 Deferred tax assets--noncurrent                        72,394       68,559
 Deferred tax liabilities                              (38,375)     (44,882)
     Net deferred tax assets                         $  79,608    $  70,372

 At December 31, 1994, the Company has available for tax purposes approximately $236 million of net operating loss carryforwards outside the United States, of which $59 million expire in various years through 2004 and $177 million is available indefinitely. Of this amount, $32 million relates to pre-acquisition net operating losses which will be used to reduce intangibles when utilized.

Income (loss) before income taxes and cumulative effect of accounting changes consists of the following:

                                                  Year ended December 31

In thousands                                      1994       1993       1992

United States                                 $230,320   $162,554   $ 80,013
Non-United States                               11,017    (72,684)   (72,467)
                                              $241,337   $ 89,870   $  7,546

Significant components of the provision for income taxes are as follows:

                                                  Year ended December 31

In thousands                                      1994       1993       1992
Current provision:
 Federal                                      $ 78,200   $ 51,700   $ 37,000
 State                                          16,400      9,100      7,100
 Non-United States                              12,900     20,000      2,000
                                               107,500     80,800     46,100
Deferred provision:
 Federal                                        (9,400)       400    (13,800)
 State                                          (2,500)       700     (3,100)
 Non-United States                              (5,400)   (43,300)   (13,300)
                                               (17,300)   (42,200)   (30,200)

     Provision for income taxes               $ 90,200   $ 38,600   $ 15,900

Significant items impacting the effective income tax rate follow:
                                                 Year ended December 31
In thousands                                      1994       1993       1992

Income before cumulative effect of
 accounting changes computed at the
 statutory United States income tax rate       $84,500    $31,500    $ 2,600
Increase (reduction) resulting from:
 Tax benefit associated with European
 operating losses and reorganization costs     (20,000)
 Non-United States losses with no tax
 benefit                                         5,800                10,700
 Goodwill amortization                           3,200      3,200      3,100
 Effect of business disposition                  7,800
 The effect of statutory rate differences
     outside the United States                     100      2,500      2,600
 State income taxes, net of federal tax
 benefit                                         9,000      6,400      2,700
 Tax credits arising outside the United
 States                                           (600)      (800)    (5,400)
 Effect of tax rate changes on deferred
 taxes                                                     (2,500)
 Other-net                                         400     (1,700)      (400)

     Provision for income taxes                $90,200    $38,600    $15,900

    Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $23 million at December 31, 1994), taxes which would result from distribution have not been provided on such earnings. If such earnings were distributed, additional taxes payable would be significantly reduced by available tax credits arising from taxes paid outside the United States.
    Income taxes paid, net of refunds received, during 1994, 1993 and 1992 were $103 million, $68.3 million, and $28.5 million, respectively.

- --------------------------------------------------------------------------------
Notes Payable
Notes payable consisted of notes payable to banks, in addition to $16 and $112 million in commercial paper borrowings at December 31, 1994 and 1993. The Company's commercial paper program is supported by a credit agreement totaling $300 million, which became effective on July 14, 1994 and expires on July 13, 1998. Subject to certain exceptions, the credit agreement requires the Company to maintain certain quarterly levels of maximum leverage and minimum interest coverage. At December 31, 1994, the Company was in compliance with all covenants. Additional funds available at December 31, 1994 under all credit agreements, applying the terms of the most restrictive covenant, totaled $313 million. The weighted average interest rate on all notes payable and commercial paper borrowings was 6.5 percent and 4.0 percent at December 31, 1994 and 1993.
- --------------------------------------------------------------------------------
Long-Term Debt
Long-term debt consisted of the following:

                                                            December 31
In thousands                                                1994       1993
Long-term notes with interest payable semiannually:
 Due May 15, 2002 at 9.75%                              $200,000   $200,000
 Due July 15, 1999 at 8.875%                             175,000    175,000
 Due July 1, 1997 at 8.875%                              100,000    100,000
Medium-term notes, maturing from 1995 to 2010, from
7.69% to 9.03% with interest payable semiannually        162,750    177,750
Employee stock ownership plan notes payable
 semiannually through July 2, 2004 at 9.35%               57,504     59,129
Other                                                     11,362     31,321
                                                         706,616    743,200
Less current maturities of long-term debt                 43,411     18,505

Long-term debt                                          $663,205   $724,695

The 9.75 percent notes, the 8.875 percent notes due in 1999 and the medium-term notes grant the holders the right to require the Company to repurchase all or any portion of their notes at 100 percent of the principal amount thereof, together with accrued interest, following the occurrence of both a change in Company control and a credit rating decline.
    The fair value of the Company's long-term debt, based on public quotes if available, exceeded the amount recorded in the statements of consolidated financial condition at December 31, 1994 and 1993 by $17.3 million and $83.7 million, respectively.
    Interest paid during 1994, 1993 and 1992 was $75.2 million, $76.2 million, and $77.4 million. The aggregate maturities of long-term debt in each of the next five years is as follows (in thousands): 1995-$43,411; 1996-$3,495; 1997- $104,018; 1998-$4,733; 1999-$180,503.

- --------------------------------------------------------------------------------
Forward Foreign Exchange Contracts
The Company enters into forward foreign exchange contracts to hedge the actual and anticipated exposures that are created by the export and import of products and supplies along with foreign currency intercompany loans. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from these transactions could be adversely affected by changes in exchange rates.
    At December 31, 1994 the Company had forward foreign exchange contracts, all having maturities of less than twelve months, of $24.0 million. The majority of the contracts are between currencies not involving the exchange of U.S. dollars. The table below summarizes by currency, the U.S. dollar equivalent of the contractual amounts of the Company's forward foreign exchange contracts at December 31, 1994.

 In thousands
 Currency:
     Italian Lira                                                $11,054
     British Pound                                                 8,747
     Other                                                         4,167
                                                                 $23,968

The gross unrecognized gains and losses from the contracts at December 31, 1994 and 1993 were not significant.

- --------------------------------------------------------------------------------
Leases
The Company leases buildings, machinery, equipment and automobiles under operating leases. Rental expense for operating leases amounted to $24.4 million, $22.8 million, and $26.7 million for 1994, 1993 and 1992.
    Minimum lease payments under leases expiring subsequent to December 31, 1994 are:

In thousands
 Year Ended
 1995                                                          $15,988
 1996                                                           12,277
 1997                                                            6,671
 1998                                                            4,599
 1999                                                            3,765
 Thereafter                                                      7,580
     Total minimum lease payments                              $50,880

- --------------------------------------------------------------------------------
Stock Options
In 1992, the shareowners approved the 1992 stock option plan for executives and key employees. The plan provides that options could be granted to key employees for not more than 3.6 million shares of the Common stock of the Company. The option price under the plan is the fair market value at the date of the grant. Options may not be exercised until one year after the date granted.
    Under the Company's 1986 plan which expired in 1991, options to purchase 1.6 million shares of Common stock were granted at the market value at the date of grant. Some options were also granted under this plan with stock appreciation rights (SAR) which entitle the employee to surrender the right to receive up to one-half of the shares covered by the option and to receive a cash payment equal to the difference between the option price and the market value of the shares being surrendered. Under a plan which expired in 1986, options to purchase 800,000 shares of Common stock were granted at the market value at date of grant. Option shares outstanding under all of the plans described above total
2.7 million at December 31, 1994.
    In April 1990, the Company's shareowners approved the Maytag Corporation
1989 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 250,000 shares of Common stock to the Company's non-employee directors. Options under this plan are immediately exercisable upon grant.

The following is a summary of certain information relating to these plans:

                                        Average       Option
                                         Price        Shares      SAR
Outstanding December 31, 1991              $14.76   1,826,795     692,383
 Granted                                    14.54     411,910
 Exercised                                   9.86    (179,736)    (11,192)
 Exchanged for SAR                          11.16     (11,192)
 Canceled or expired                        12.63     (34,640)    (93,242)
Outstanding December 31, 1992               15.09   2,013,137     587,949
 Granted                                    15.92     599,060
 Exercised                                  12.89    (101,156)     (5,360)
 Exchanged for SAR                          12.53      (5,360)
 Canceled or expired                        16.26    (147,080)    (85,728)
Outstanding December 31, 1993               15.33   2,358,601     496,861
 Granted                                    15.78     650,216
 Exercised                                  13.66    (211,689)     (6,610)
 Exchanged for SAR                          12.40      (6,610)
 Canceled or expired                        15.40     (78,765)    (77,828)
Outstanding December 31, 1994               15.53   2,711,753     412,423

Options for 2,082,747 shares, 1,777,361 shares and 1,623,227 shares were exercisable at December 31, 1994, 1993 and 1992. There were 2,136,214 shares available for future grants at December 31, 1994. In the event of a change in Company control, all stock options granted become immediately exercisable.

- --------------------------------------------------------------------------------
Stock Awards
In 1991, the shareowners approved the 1991 Stock Incentive Award Plan For Key Executives. This plan authorizes the issuance of up to 2.5 million shares of Common stock to certain key employees of the Company, of which 1,803,631 shares are available for future grants as of December 31, 1994. Under the terms of the plan, the granted stock vests three years after the award date and is contingent upon pre-established performance objectives. In the event of a change in Company control, all incentive stock awards become fully vested. No incentive stock awards may be granted under this plan on or after May 1, 1996.

Incentive stock awards outstanding at December 31, 1994 and amounts charged to expense for the anticipated payout are:

 In thousands except share data
                     Grant Shares            Charged to Expense
   Year of Grant      Outstanding          1994              1993
       1994            203,658           $2,005
       1993            433,006            4,122            $3,651
                       636,664           $6,127            $3,651

- --------------------------------------------------------------------------------
Shareowners' Equity
The Company has 24 million authorized shares of Preferred stock, par value $1 per share, none of which is issued.
    Pursuant to a Shareholder Rights Plan approved by the Company in 1988, each share of Common stock carries with it one Right. Until exercisable, the Rights will not be transferable apart from the Company's Common stock. When exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Preferred stock of the Company at a price of $75. The Rights will only become exercisable if a person or group acquires 20 percent or more of the Company's Common stock which may be reduced to not less than 10 percent at the discretion of the Board of Directors. In the event the Company is acquired in a merger or 50 percent or more of its consolidated assets or earnings power are sold, each Right entitles the holder to purchase Common stock of either the surviving or acquired company at one-half its market price. The Rights may be redeemed in whole by the Company at a purchase price of $.01 per Right. The Preferred shares will be entitled to 100 times the aggregate per share dividend payable on the Company's Common stock and to 100 votes on all matters submitted to a vote of shareowners. The Rights expire May 2, 1998.

- --------------------------------------------------------------------------------
Industry Segment and Geographic Information
Principal financial data by industry segment is as follows:

In thousands                                   1994        1993         1992
Net sales
 Home appliances                         $3,180,766  $2,830,457   $2,875,902
 Vending equipment                          191,749     156,597      165,321
     Total                               $3,372,515  $2,987,054   $3,041,223
Income (loss) before income taxes and
cumulative effect of accounting changes
 Home appliances                         $  334,027  $  163,177   $   78,448
 Vending equipment                           21,866      17,944       17,242
 Corporate (including interest expense)    (114,556)    (91,251)     (88,144)
     Total                               $  241,337  $   89,870   $    7,546
Capital expenditures-net
 Home appliances                         $   74,747  $   92,194   $  115,676
 Vending equipment                            1,902       1,028          771
 Corporate                                    2,105       2,768        3,917
     Total                               $   78,754  $   95,990   $  120,364
Depreciation and amortization
 Home appliances                         $  113,160  $  105,916   $   98,116
 Vending equipment                            4,434       4,377        4,236
 Corporate                                    1,764       1,488          999
     Total                               $  119,358  $  111,781   $  103,351
Identifiable assets
 Home appliances                         $2,053,175  $2,147,174   $2,135,961
 Vending equipment                           98,109     103,765      104,119
 Corporate                                  353,043     218,559      261,410
     Total                               $2,504,327  $2,469,498   $2,501,490

Information about the Company's operations in different geographic locations is as follows:

In thousands                                   1994        1993         1992
Net sales
 North America                           $2,831,583  $2,468,374   $2,407,591
 Europe                                     398,966     390,761      501,857
 Other                                      141,966     127,919      131,775
     Total                               $3,372,515  $2,987,054   $3,041,223
Income (loss) before income taxes and
cumulative effect of accounting changes
 North America                           $  342,887  $  251,328   $  159,184
 Europe                                         420     (73,581)     (63,443)
 Other                                       12,586       3,374          (51)
 Corporate (including interest expense)    (114,556)    (91,251)     (88,144)
     Total                               $  241,337  $   89,870   $    7,546
Identifiable assets
 North America                           $1,768,629  $1,794,271   $1,677,131
 Europe                                     382,655     359,323      452,995
 Other                                                   97,345      109,954
 Corporate                                  353,043     218,559      261,410
     Total                               $2,504,327  $2,469,498   $2,501,490

    Sales between affiliates of different geographic regions are not significant. The amount of exchange gain or loss included in operations in any of the years presented was not significant.
    During 1994, the Company changed the manner in which it allocates certain items of income and expense to its industry segments and in compiling its geographic information. This resulted in the allocation to its business units of certain income and expenses that were previously allocated to "Corporate." Certain industry segment and geographic information referred to above has been restated to reflect this change.
    The Corporate category in 1994 includes a $13.1 million pretax loss and identifiable assets of $82.1 million in cash from the sale of the Company's home appliance operations in Australia.
      Prior to the quarter ended December 31, 1994, the Company's European subsidiaries were consolidated as of a date one month earlier than subsidiaries in the United States. In the fourth quarter of 1994, this one month reporting lag was eliminated and European results for the quarter ended December 31, 1994 include activity for four months. The effect of this change increased net sales by $25.2 million in the fourth quarter and the impact on income before income taxes and cumulative effect of accounting changes was not significant.
    In 1993 the Company incurred $60.4 million in pretax charges for two "free flights" promotion programs in Europe ($50 million in a special charge and $10.4 million in selling, general and administrative expenses). In 1992 the Company incurred $95 million of reorganization expenses for marketing and distribution changes in North America and plant closings and other organizational changes in Europe. Of the $95 million allocated to Home Appliances, $40 million was allocated to North America and $55 million to Europe.

- -------------------------------------------------------------------------------
Supplementary Expense Information
                                              Year ended December 31
In thousands                                   1994      1993      1992

Advertising costs                          $153,233  $136,452  $119,391
Research and development expenses            45,926    42,717    44,012

- -------------------------------------------------------------------------------
Contingent Liabilities
    At December 31, 1994, the Company is contingently liable for guarantees of indebtedness owed by a third party ("the borrower") of $24 million relating to the sale of one of its manufacturing facilities in 1992. The borrower is performing under the payment terms of the loan agreement; however, it was out of compliance with certain financial covenants at December 31, 1994 for which it has requested a waiver from the lender involved. The indebtedness is collateralized by the assets of the borrower.
    Other contingent liabilities arising in the normal course of business, including guarantees, repurchase agreements, pending litigation, environmental issues, taxes and other claims are not considered to be significant in relation to the Company's consolidated financial position.


Quarterly Results of Operations (Unaudited)
- --------------------------------------------------------------------------
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1994 and 1993.

                                       December 31   September 30     June 30    March 31

In thousands except per share data
1994
     Net sales                            $862,635       $848,930    $870,385    $790,565
     Gross profit                          211,774        230,570     229,616     204,490
     Income before cumulative effect of
      accounting change                     17,967         61,030      41,141      30,999
      Per average share                        .17            .57         .39         .29
     Net income                             17,967         61,030      41,141      27,809
      Per average share                   $    .17       $    .57    $    .39    $    .26
1993
     Net sales                            $746,723       $770,222    $753,256    $716,853
     Gross profit                          179,066        188,501     183,812     172,733
     Net income (loss)                      17,469         23,040      21,307     (10,546)
      Per average share                   $    .16       $    .22    $    .20    $   (.10)

    The quarter ended September 30, 1994 includes a $20 million one-time tax benefit associated with the funding of reorganization costs in Europe over the past several years. The quarter ended December 31, 1994 includes a $16.4 million after-tax loss from the sale of the Company's home appliance operations in Australia.
    Prior to the quarter ended December 31, 1994, the Company's European subsidiaries were consolidated as of a date one month earlier than subsidiaries in the United States. In the fourth quarter of 1994, this one month reporting lag was eliminated and European results for the quarter ended December 31, 1994 include activity for four months. The effect of this change increased net sales by $25.2 million in the fourth quarter and the impact on gross profit and net income was not significant.
    The quarter ended March 31, 1993 includes $60.4 million in pretax charges ($50 million in a special charge and $10.4 million in selling, general and administrative expenses) for additional costs associated with two Hoover Europe "free flights" promotion programs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Part III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning directors and officers on pages 1 through 6 of the Proxy Statement of the Company is incorporated herein by reference. Additional information concerning executive officers of the Company is included under "Executive Officers of the Registrant" included in Part I, Item 4.

Item 11. Executive Compensation.

Information concerning executive compensation on pages 7 through 14 of the Proxy Statement, is incorporated herein by reference; provided that the information contained in the Proxy Statement under the heading "Compensation Committee Report on Executive Compensation" is specifically not incorporated herein by reference. Information concerning director compensation on pages 15 and 16 of the Proxy Statement is incorporated herein by reference, provided that the information contained in the Proxy Statement under the headings "Shareholder Return Performance" and "Other Matters" is specifically not incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2)  The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 37.

           (3) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 38 through 41.

(b) A report on Form 8-K was filed during the fourth quarter of 1994 disclosing the Company's plans to spend $160 million over the next several years to upgrade processes in the Company's refrigeration plant in Galesburg, Illinois.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 38 through 41.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 37.

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



John P. Cunningham, Jr.            Edward C. Cazier, Jr.
John P. Cunningham, Jr.            Edward C. Cazier, Jr.
Executive Vice President and       Director
  Chief Financial Officer



Mark A. Garth                      Howard L. Clark, Jr.
Mark A. Garth                      Howard L. Clark, Jr.
Vice President-Controller and      Director
  Chief Accounting Officer



Fred G. Steingraber                John A. Sivright
Fred G. Steingraber                John A. Sivright
Director                           Director



Neele E. Stearns, Jr.              Wayland R. Hicks
Neele E. Stearns, Jr.              Wayland R. Hicks
Director                           Director



Date:  March 1, 1995

                           ANNUAL REPORT ON FORM 10-K

                    Item 14(a)(1), (2) and (3), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                LIST OF EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                          Year Ended December 31, 1994

                               MAYTAG CORPORATION
                                  NEWTON, IOWA

FORM 10-K--ITEM 14(a)(1) AND ITEM 14(d)

MAYTAG CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and supplementary data of Maytag Corporation and subsidiaries are included in Part II, Item 8:

                                                                         Page

    Statements of Consolidated Income--Years Ended
      December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . .   16

    Statements of Consolidated Financial Condition--
      December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . .   17

    Statements of Consolidated Shareowners' Equity--Years Ended
      December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . .   19

    Statements of Consolidated Cash Flows--Years Ended
      December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . .   20

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . 21

    Quarterly Results of Operations--Years 1994 and 1993  . . . . . . . . 33

The following consolidated financial statement schedule of Maytag Corporation and subsidiaries is included in Item 14(d):

    Schedule II  Valuation and Qualifying Accounts  . . . . . . . . . . . 43

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

                                                     Incorporated  Filed with
Exhibit                                               Herein by    Electronic
 Number           Description of Document            Reference to  Submission

  3(a) Restated Certificate of Incorporation of     1993 Annual
       Registrant.                                  Report on
                                                    Form 10-K

  3(b) Certificate of Designations of Series A      1988 Annual
       Junior Participating Preferred Stock of      Report on
       Registrant.                                  Form 10-K.

  3(c) Certificate of Increase of Authorized Number 1988 Annual
       of Shares of Series A Junior Participating   Report on
       Preferred Stock of Registrant.               Form 10-K.

  3(d) By-Laws of Registrant, as amended through    1993 Annual
       February 7, 1991.                            Report on
                                                    Form 10-K

  4(a) Rights Agreement dated as of May 2, 1988     Current
       between Registrant and The First National    Report on
       Bank of Boston.                              Form 8-K
                                                    dated May 5,
                                                    1988, Exhibit
                                                    1.

  4(b) Amendment, dated as of September 24, 1990    Current
       to the Rights Agreement, dated as of May 2,  Report on
       1988 between the Registrant and The First    Form 8-K
       National Bank of Boston.                     dated October
                                                    3, 1990,
                                                    Exhibit 1.

  4(c) Indenture dated as of June 15, 1987 between  Quarterly
       Registrant and The First National Bank of    Report on
       Chicago.                                     Form 10-Q for
                                                    the quarter
                                                    ended June
                                                    30, 1987.

                                                     Incorporated  Filed with
Exhibit                                               Herein by    Electronic
 Number           Description of Document            Reference to  Submission

  4(d) First Supplemental Indenture dated as of     Current
       September 1, 1989 between Registrant and The Report on
       First National Bank of Chicago.              Form 8-K
                                                    dated
                                                    September 28,
                                                    1989, Exhibit
                                                    4.3.

  4(e) Second Supplemental Indenture dated as of    Current
       November 15, 1990 between Registrant and     Report on
       The First National Bank of Chicago.          Form 8-K
                                                    dated
                                                    November 29,
                                                    1990.

  4(f) U.S. $100,000,000 Credit Agreement Dated as  1993 Annual
       of June 25, 1993 Among Registrant, the Banks Report on
       Party Hereto and Bank of Montreal, Chicago   Form 10-K
       Branch as Agent and Royal Bank of Canada.
       (Superseded by $300,000,000 Agreement of
       July 14, 1994.)

  4(g) U.S. $200,000,000 Credit Agreement Dated as  1993 Annual
       of June 25, 1993 Among Registrant, the Banks Report on
       Party Hereto and Bank of Montreal, Chicago   Form 10-K
       Branch as Agent and Royal Bank of Canada.
       (Superseded by $300,000,000 Agreement of
       July 14, 1994.)

  4(h) First Amendment, Dated as of March 4, 1994   1993 Annual
       to the U.S. $100,000,000 Credit Agreement,   Report on
       Dated as of June 25, 1993 among Registrant, Form 10-K the Banks party Hereto and Bank of Montreal, Chicago Branch as Agent and Royal Bank of
       Canada as Co-Agent.  (Superseded by
       $300,000,000 Agreement of July 14, 1994.)

  4(i) First Amendment, Dated as of March 4, 1994   1993 Annual
       to the U.S. $200,000,000 Credit Agreement,   Report on
       dated as of June 25, 1993 among Registrant, Form 10-K the banks Party Hereto and Bank of Montreal, Chicago Branch as Agent and Royal Bank of
       Canada as Co-Agent.  (Superseded by
       $300,000,000 Agreement of July 14, 1994.)

  4(j) U.S. $300,000,000 Credit Agreement Dated as                      X
       of July 14, 1994 among Registrant, the banks
       Party Hereto and Bank of Montreal, Chicago
       Branch as Agent and Royal Bank of Canada as
       Co-Agent.

                                                     Incorporated  Filed with
Exhibit                                               Herein by    Electronic
 Number           Description of Document            Reference to  Submission

  4(k) Copies of instruments defining the rights of holders of long-term debt not required to be filed herewith or incorporated herein by reference will be furnished to the Commission upon request.

 10(a) Annual Management Incentive Plan, as amended 1990 Annual
       through December 21, 1990 (1).               Report on
                                                    Form 10-K

 10(b) Executive Severance Agreements (1).                              X

 10(c) Corporate Severance Agreements (1).          1989 Annual
                                                    Report on
                                                    Form 10-K.

 10(d) Severance Agreement with Jerry Schiller,     1993 Annual
       former Chief Financial Officer of Maytag     Report on
       Corporation (1).                             Form 10-K

 10(e) 1989 Non-Employee Directors Stock Option     Exhibit A to
       Plan (1).                                    Registrant's
                                                    Proxy
                                                    Statement
                                                    dated March
                                                    18, 1990.

 10(f) 1981 Stock Option Plan for Executives and    1992 Annual
       Key Employees (1).                           Report on
                                                    Form 10-K.

 10(g) 1986 Stock Option Plan for Executives and    Exhibit A to
       Key Employees (1).                           Registrant's
                                                    Proxy
                                                    Statement
                                                    dated March
                                                    14, 1986.

 10(h) 1992 Stock Option Plan for Executives and    Exhibit A to
       Key Employees (1).                           Registrant's
                                                    Proxy
                                                    Statement
                                                    dated March
                                                    16, 1992.

 10(i) 1991 Stock Incentive Award Plan for Key      Exhibit A to
       Executives (1).                              Registrant's
                                                    Proxy
                                                    Statement
                                                    dated March
                                                    15, 1991.

                                                     Incorporated  Filed with
Exhibit                                               Herein by    Electronic
 Number           Description of Document            Reference to  Submission

 10(j) Directors Deferred Compensation Plan (1).    Amendment No.
                                                    1 on Form 8
                                                    dated April
                                                    5, 1990 to
                                                    1989 Annual
                                                    Report on
                                                    Form 10-K.

 10(k) 1988 Capital Accumulation Plan for Key       Amendment No.
       Employees (1).                               1 on Form 8
                                                    dated April
                                                    5, 1990 to
                                                    1989 Annual
                                                    Report on
                                                    Form 10-K.

 10(l) Directors Retirement Plan (1).               Amendment No.
                                                    1 on Form 8
                                                    dated April
                                                    5, 1990 to
                                                    1989 Annual
                                                    Report on
                                                    Form 10-K.

 11    Computation of Per Share Earnings.                               X

 12    Ratio of Earnings to Fixed Charges.                              X

 21    List of Subsidiaries of the Registrant.                          X

 23    Consent of Ernst & Young LLP.                                    X

 27    Financial Data Schedule                                          X


                             SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                          Thousands of Dollars




           COL. A              COL. B                  COL. C                         COL. D              COL. E
                                                      ADDITIONS
        DESCRIPTION           Balance at  Charged to Costs  Charged to Other    Deductions--Describe   Balance at End
                               Beginning   and Expenses        Accounts--                                of Period
                               of Period                       Describe

Year ended December 31, 1994:
    Allowance for doubtful      $15,629        $ 9,709                                $ 5,852 <F1>        $20,037
       accounts receivable                                                               (551)<F2>
                                $15,629        $ 9,709                                $ 5,301             $20,037

Year ended December 31, 1993:
    Allowance for doubtful      $16,380        $ 6,678                                $ 7,054 <F1>         15,629
       accounts receivable                                                                375 <F2>
                                $16,380        $ 6,678                                $ 7,429             $15,629

Year ended December 31, 1992:
   Allowance for doubtful       $14,119        $10,974                                $ 7,969 <F1>         16,380
      accounts receivable                                                                 744 <F2>
                                $14,119        $10,974                                $ 8,713             $16,380

  <F1>  Note 1 - Uncollectible accounts written off
  <F2>  Note 2 - Effect of foreign currency translation
