Form 10-Q
period 1995-03-31
MAYTAG CORP
filed 1995-05-12
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1995
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to______________________


Commission File Number:  1-655
                         ------------------------------------------------------

     Maytag Corporation
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                        42-0401785
- -------------------------------------------------------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


     403 West 4th Street North, Newton, Iowa             50208
- -------------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)


     515-792-8000
- -------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995:

                   Common Stock, $1.25 Par Value - 107,559,251

                                    FORM 10-Q

                               MAYTAG CORPORATION

                          Quarter Ended March 31, 1995


                                    I N D E X



                                                                 Page
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Statements of Consolidated Income                 3

        Condensed Statements of Consolidated Financial Condition    4

        Condensed Statements of Consolidated Cash Flows             6

        Notes to Condensed Consolidated Financial Statements        7


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                           11

        Computation of Per Share Earnings                          12

        Computation of Ratio of Earnings to Fixed Charges          13

        Financial Data Schedule                                    14

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                          MAYTAG CORPORATION

              Condensed Statements of Consolidated Income
                              (Unaudited)
             (Thousands of dollars except per share data)

                                                First Quarter Ended
                                                       March 31
                                                  1995         1994

Net sales                                     $  820,133   $  790,565
Cost of sales                                    598,909      586,075

    Gross profit                                 221,224      204,490

Selling, general and administrative
  expenses                                       141,190      134,464

    Operating income                              80,034       70,026

Interest expense                                 (15,472)     (18,400)

Other - net                                        1,323        1,820

    Income before income taxes and
    cumulative effect of accounting change        65,885       53,446

Income taxes                                      26,354       22,447

Income before cumulative effect of
accounting change                                 39,531       30,999

Cumulative effect of accounting change                         (3,190)

    Net income                                $   39,531   $   27,809

Income per average share of Common stock:
  Income before cumulative effect of
  accounting change                           $     0.37   $     0.29

  Cumulative effect of accounting change                        (0.03)

  Net income per Common share                 $     0.37   $     0.26

Dividends per Common share                    $     .125   $     .125

Average shares outstanding                       106,867      106,642

       See notes to condensed consolidated financial statements.

                          MAYTAG CORPORATION

       Condensed Statements of Consolidated Financial Condition


                                            March 31       December 31
                                              1995            1994
                                           (Unaudited)
                                             (Thousands of dollars)

ASSETS

Current Assets

  Cash and cash equivalents              $       18,416 $       110,403
  Accounts receivable                           601,627         567,531
  Inventories:
    Finished products                           275,084         254,345
    Work in process, raw materials and
    supplies                                    143,131         132,924
                                                418,215         387,269

  Deferred income taxes                          45,620          45,589
  Other current assets                           16,705          19,345

    Total current assets                      1,100,583       1,130,137


Noncurrent Assets

  Deferred income taxes                          75,694          72,394
  Pension investments                           114,058         112,522
  Intangible pension asset                       84,653          84,653
  Intangibles                                   308,019         310,343
  Other noncurrent assets                        41,258          44,979
                                                623,682         624,891


Property, Plant and Equipment                 1,483,827       1,456,755
  Less allowance for depreciation               735,464         707,456
    Total property, plant and equipment         748,363         749,299

    Total Assets                         $    2,472,628 $     2,504,327





       See notes to condensed consolidated financial statements.

                          MAYTAG CORPORATION

                                            March 31       December 31
                                              1995            1994
                                           (Unaudited)
                                             (Thousands of dollars)
 LIABILITIES AND SHAREOWNERS' EQUITY

 Current Liabilities

    Notes payable                        $       8,171  $       45,148
    Accounts payable                           233,554         212,441
    Compensation to employees                   59,285          61,311
    Accrued liabilities                        158,487         146,086
    Income taxes payable                        38,392          26,037
    Current maturities of long-term
    debt                                         3,655          43,411

     Total current liabilities                 501,544         534,434

 Noncurrent liabilities

    Deferred income taxes                       38,090          38,375
    Long-term debt                             615,698         663,205
    Postretirement benefits other
    than pensions                              417,100         412,832
    Pension liability                           60,019          59,363
    Other noncurrent liabilities                70,416          64,406

     Total noncurrent liabilities            1,201,323       1,238,181

 Shareowners' Equity

    Common stock

    Authorized - 200,000,000 shares
    (par value $1.25)
    Issued - 117,150,593 shares,
             including shares in
             treasury                          146,438         146,438
    Additional paid-in capital                 475,681         477,153
    Retained earnings                          446,261         420,174
    Cost of Common stock in treasury
    (1995 - 9,591,342 shares; 1994-
    9,813,893 shares)                         (213,784)       (218,745)
    Employee stock plans                       (61,832)        (60,816)
    Foreign currency translation               (23,003)        (32,492)

    Total shareowners' equity                  769,761         731,712

     Total Liabilities and
     Shareowners' Equity                 $   2,472,628  $    2,504,327

       See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION

              Condensed Statements of Consolidated Cash Flows
                                (Unaudited)
                                                        Three Months Ended
                                                             March 31
                                                         1995       1994
                                                          (Thousands of
                                                             Dollars)
Operating Activities

  Net income                                         $  39,531   $  27,809
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                       29,090      29,624
    Deferred income taxes                               (3,645)      9,662
    Changes in selected working capital items:
      Inventories                                      (29,115)    (37,408)
      Receivables                                      (28,910)    (62,489)
      Other current assets                               2,750       3,687
      Reorganization reserve                              (213)    (12,220)
      "Free flights" reserve                              (218)    (19,165)
      Other current liabilities                         39,327      32,210
    Net change in pension assets and liabilities         2,914       3,966
    Postretirement benefits                              4,268       7,740
    Other - net                                         10,288     (10,905)

      Net cash provided by (used in) operating
      activities                                        66,067     (27,489)

Investing Activities

  Capital expenditures - net                           (21,079)    (12,988)

  Net cash used in investing activities                (21,079)    (12,988)

Financing Activities

  Decrease in long-term debt                           (87,449)     (1,072)
  (Decrease) increase in notes payable                 (40,440)     43,789
  Stock options exercised and other common stock
  transactions                                           2,473         576
  Dividends                                            (13,444)    (13,373)

      Net cash (used in) provided by financing
      activities                                      (138,860)     29,920

Effect of exchange rates on cash                         1,885       1,558

      Decrease in cash and cash equivalents            (91,987)     (8,999)

Cash and cash equivalents at beginning of year         110,403      31,730

      Cash and cash equivalents at end of period     $  18,416   $  22,731

         See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1995
                                   (Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1994.

Certain reclassifications have been made to prior years' financial statements to conform with the 1995 presentation.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.


COMPARISON OF 1995 WITH 1994

NET SALES

Net sales in the first quarter of 1995 increased 3.7 percent from the first quarter of 1994 as reported, or 7.7 percent excluding sales of Hoover Australia which was sold in the fourth quarter of 1994. The increase in sales was mainly a result of strong North American home appliance and vending equipment sales. North American appliance sales were up 5.2 percent to $666.7 million in 1995, driven primarily by market share gains in virtually all product categories. There is some evidence that the appliance industry in the U.S. may not experience much growth during the remainder of 1995 due to a slowdown in general economic conditions. In addition, industry performance was strong in 1994. Dixie-Narco's sales in the first quarter were up 32.8 percent to $54.7 million in 1995 due to increased demand for its core soft drink vending machines and the sales of its new glass door merchandiser. The significant growth in vending equipment sales experienced in the first quarter is not expected to continue for the remainder of the year. Sales by the Hoover European Appliance Group were up
10.5 percent to $98.7 million in the first quarter of 1995, primarily due to favorable currency translation.

GROSS PROFIT

Gross profit as a percent of sales increased 1.1 percentage points from the first quarter of 1994 primarily from improvements in both segments. The improvements were primarily due to favorable product mix, volume-related factory efficiencies and cost cutting initiatives.

The Company continues to experience cost increases in many commodities, particularly steel, plastics and corrugated materials. A portion of these increases is expected to be offset with internal cost reduction initiatives. Through these initiatives, the overall commodity cost escalation is expected to be contained to the low single-digit percent range. This will cause pressure on operating margins during the remainder of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) for the first quarter increased to 17.2 percent of sales in 1995 from 17.0 percent in 1994. Included in first quarter SG&A was a $5.5 million bad debt provision for an appliance dealer that went into bankruptcy. Excluding this charge, SG&A expenses would have been up slightly but down as a percent of sales.

OPERATING INCOME

Consolidated operating income for the first quarter of 1995 totalled $80 million, an increase of 14.3 percent over 1994. Operating income in the North American Appliance Group increased 7.6 percent to $80.3 million in the first quarter of 1995. Vending equipment operating income increased 53.8 percent to $7.4 million. Hoover Europe reported an operating profit of $1.2 million in the first quarter of 1995, compared to an operating loss of $3.7 million in the same period of 1994. The improvement in operating income in all business units was driven by the improvement in gross margin mentioned above. The uncertainties regarding appliance industry growth in the U.S. and material cost increases will make year-over year operating income growth difficult to achieve the remainder of the year.

INCOME TAXES

The effective tax rate decreased to 40 percent in 1995 from 42 percent in 1994. This was primarily due to improved profitability of Hoover Europe and tax benefits from an increase in export sales from the United States.

NET INCOME

Net income for the first quarter of 1995 was $39.5 million or $.37 per share, up
42.2 percent over the same period in 1994. Excluding the cumulative effect of adopting Financial Accounting Standards Board No. 112, "Employers' Accounting for Postemployment Benefits" which the Company adopted in the first quarter of 1994, net income was up 27.5 percent from $31.0 million or $.29 per share in 1994. The increase in net income was primarily due to higher operating income, a 15.9 percent reduction in interest expense and the lower effective tax rate mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and external debt. Detailed information on the Company's cash flows is presented in the Statements of Consolidated Cash Flows.

Cash Flow From Operating Activities: Cash flow generated from operating activities consists of net income adjusted for certain non-cash income and expenses and changes in working capital. Non-cash income and expenses include items such as depreciation, amortization and deferred income taxes. Working capital consists primarily of accounts receivable, inventory and other current liabilities.

Cash flow from operating activities in the first quarter of 1995 improved significantly over the same period in 1994. This was driven primarily by higher earnings, offset by a lower increase in the selected working capital items mentioned above. Included in the working capital improvement was the sale of $25 million of accounts receivable relating to the operations of Maytag Financial Services which ceased in 1994. In addition, cash outflows for 1994 included $32 million of payments for the 1992 reorganization of the European operations and the 1993 European "free flights" promotional programs. The funding of these events was substantially completed in 1994.

Cash Flow From Investing Activities: The Company continually invests in its businesses to improve product design and manufacturing processes and to increase capacity when needed.

The higher capital expenditures for the first quarter of 1995 compared to the same period of 1994 are a result of several new capital projects that the Company will be implementing over the next several years. This includes $50 million for a new high efficiency clothes washer, $160 million for a complete redesign of the Company's refrigerator product lines and manufacturing processes and $14 million for a dishwasher plant capacity expansion. The new clothes washer will be designed to comply with anticipated government regulations dealing with energy usage and will use water more efficiently. The refrigeration project will incorporate changes expected to be required by 1998 Department of Energy refrigeration standards and the upcoming ban on chlorofluorocarbons ("CFCs"). Planned capital expenditures for 1995 approximate $175 million and relate to these new projects as well as other ongoing production improvements and product enhancements.

Cash Flow From Financing Activities: Dividend payments in the first quarter of 1995 and 1994 amounted to $13.4 million or $.125 per share.

The Company used cash flow generated from operations and $82.1 million of proceeds from the sale of its home appliance operations in Australia in 1994 to reduce commercial paper borrowings and long-term debt by $154.1 million in the first quarter of 1995. Included in the debt reduction is $46 million for the retirement of a portion of the Company's outstanding 8.875% notes due in 1997, included in long-term debt at December 31, 1994. The cost of early retirement of the notes was not significant. The Company's ratio of debt to total capitalization decreased from 50.7 percent at December 31, 1994 to 44.9 percent at March 31, 1995.

The Company is contingently liable for guarantees of indebtedness owed by a third party ("the borrower") of $24 million relating to the sale of one of its manufacturing facilities in 1992. The borrower is performing under the payment terms of the loan agreement; however, it is currently in default of certain financial covenants. The indebtedness is collateralized by the assets of the borrower. The Company also has other commitments to the borrower totalling $6 million.

                               MAYTAG CORPORATION

                        Exhibits and Reports on Form 8-K

                                 March 31, 1995



PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (11)  Computation of Per Share Earnings

     (12)  Computation of Ratio of Earnings to Fixed Charges

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended March 31, 1995, the Company filed a Form 8-K dated January 11, 1995 relating to the sale of its Hoover operations in Australia and New Zealand.

     There were no other reports on Form 8-K filed during the quarter ended March 31, 1995.





                               MAYTAG CORPORATION

                                   Signatures

                                 March 31, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             MAYTAG CORPORATION


Date  May 12, 1995                      By  John P. Cunningham, Jr.
                                            John P. Cunningham, Jr.
                                        Executive Vice President and Chief
                                        Financial Officer

                          MAYTAG CORPORATION
                              Exhibit 11
                   Computation of Per Share Earnings
             (Amounts in thousands except per share data)

                                                   Three Months
                                                  Ended March 31
                                                  1995         1994
PRIMARY
  Average shares outstanding                     106,706      106,252
  Net effect of dilutive stock options--
  based on the treasury stock method using
  average market price                               113          303
  Employee stock ownership plans                      48           87
                                       TOTAL     106,867      106,642

  Income before cumulative effect of
  accounting changes                          $   39,531   $   30,999
  Cumulative effect of accounting changes                      (3,190)
  Net income                                  $   39,531   $   27,809

  Per share amounts:
    Income before cumulative effect of
    accounting changes                        $      .37   $      .29
    Cumulative effect of accounting changes                      (.03)
    Net income                                $      .37   $      .26

FULLY DILUTED
  Average shares outstanding                     106,706      106,252
  Net effect of dilutive stock options--
  based on the treasury stock method using
  average market price                               248          352
  Employee stock ownership plans                      48           87
  Assumed conversion of 6.5% convertible
    debentures                                       274          411
                                       TOTAL     107,276      107,102

  Income before cumulative effect of
  accounting changes                         $    39,531  $    30,999
  Add 6.5% convertible debenture interest
    net of income tax effect                          41           59
  Cumulative effect of accounting changes                      (3,190)
  Net income                                 $    39,572  $    27,868

  Per share amounts:
  Income before cumulative effect of
  accounting changes                         $       .37  $       .29
  Cumulative effect of accounting changes                        (.03)
  Net income                                 $       .37  $       .26

                           MAYTAG CORPORATION
                               Exhibit 12
            Computation of Ratio of Earnings to Fixed Charges
             (Amounts in thousands of dollars except ratios)




                      Three
                     Months
                      Ended             Year Ended December 31
                     3-31-95   1994     1993     1992     1991     1990

Consolidated pre-tax
 income from
 continuing
 operations before
 cumulative effect
 of accounting
 changes            $ 65,885 $241,337 $ 89,870 $  7,546 $123,417 $159,405

Interest expense      15,472   74,077   75,364   75,004   75,159   81,966

Depreciation of
 capitalized
 interest                324    1,772    1,546      933      348       57

Interest portion of
 rental expense        2,470   10,722   10,480   11,264   11,177    9,183

Earnings            $ 84,151 $327,908 $177,260 $ 94,747 $210,101 $250,611


Interest expense    $ 15,472 $ 74,077 $ 75,364 $ 75,004 $ 75,159 $ 81,966

Interest capitalized     155      547    1,484    3,886   6,329     5,348

Interest portion of
 rental expense        2,470   10,722   10,480   11,264   11,177    9,183

Fixed Charges       $ 18,097 $ 85,346 $ 87,328 $ 90,154 $ 92,665 $ 96,497




Ratio of earnings to
    fixed charges       4.65     3.84     2.03     1.05     2.27     2.60