Form 10-Q
period 1995-06-30
MAYTAG CORP
filed 1995-08-14
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1995
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _____________________

Commission File Number:  1-655
                        -------------------------------------------------

     Maytag Corporation
-------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


     Delaware                                        42-0401785
-------------------------------------------------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


     403 West 4th Street North, Newton, Iowa             50208
-------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)


     515-792-8000
-------------------------------------------------------------------------
(Registrant's telephone number, including area code)


_________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995:

                   Common Stock, $1.25 Par Value - 107,613,839

                                    FORM 10-Q

                               MAYTAG CORPORATION

                           Quarter Ended June 30, 1995


                                    I N D E X



                                                                 Page
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Statements of Consolidated Income                 3

        Condensed Statements of Consolidated Financial Condition    4

        Condensed Statements of Consolidated Cash Flows             6

        Notes to Condensed Consolidated Financial Statements        7


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7


PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders        12

Item 6. Exhibits and Reports on Form 8-K                           12

        Computation of Per Share Earnings                          14

        Computation of Ratio of Earnings to Fixed Charges          16

        Financial Data Schedule                                    17

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MAYTAG CORPORATION
                   Condensed Statements of Consolidated Income
                                   (Unaudited)
                  (Thousands of dollars except per share data)

                                Second Quarter Ended       Six Months Ended
                                      June 30                   June 30
                                    1995       1994         1995         1994
Net sales                      $  803,479   $ 870,385   $1,623,612   $1,660,950
Cost of sales                     603,146     640,769    1,202,055    1,226,844
    Gross profit                  200,333     229,616      421,557      434,106
Selling, general and
  administrative expenses         128,135     138,850      269,325      273,314
    Operating income               72,198      90,766      152,232      160,792
Interest expense                  (14,064)    (19,075)     (29,536)     (37,475)
Loss on business
  disposition                    (140,792)        ---     (140,792)         ---
Other - net                        (1,121)       (758)         202        1,062
Income (loss) before
  income taxes, extraordinary
  item and cumulative effect
  of accounting change            (83,779)     70,933      (17,894)     124,379
Income taxes                       17,367      29,792       43,721       52,239
Income (loss) before
  extraordinary item and
  cumulative effect of
  accounting change              (101,146)     41,141      (61,615)      72,140
Extraordinary item - loss
  on early retirement of debt      (3,423)        ---       (3,423)         ---
Cumulative effect of
  accounting change                   ---         ---          ---       (3,190)
    Net income (loss)          $ (104,569)  $  41,141   $  (65,038)  $   68,950
Income (loss) per average
share of Common stock:
  Income (loss) before
  extraordinary item and
  cumulative effect of
  accounting change            $    (0.95)  $     0.39  $   (0.58)  $      0.68
  Extraordinary item - loss
  on early retirement of
  debt                              (0.03)                  (0.03)
  Cumulative effect of
  accounting change                                                       (0.03)
  Net income (loss)            $    (0.98)  $     0.39  $   (0.61)  $      0.65

  Dividends per Common share   $    0.125   $    0.125  $   0.250   $     0.250
  Average shares outstanding      106,981      106,796    106,924       106,719


            See notes to condensed consolidated financial statements.

                          MAYTAG CORPORATION

       Condensed Statements of Consolidated Financial Condition


                                             June 30       December 31
                                              1995            1994
                                           (Unaudited)
                                             (Thousands of dollars)

ASSETS

Current Assets

  Cash and cash equivalents              $       17,692 $       110,403
  Accounts receivable                           497,869         567,531
  Inventories:
    Finished products                           206,053         254,345
    Work in process, raw materials and
    supplies                                    121,359         132,924
                                                327,412         387,269

  Deferred income taxes                          48,264          45,589
  Proceeds due from business
  disposition                                   180,269             ---
  Other current assets                           11,903          19,345

    Total current assets                      1,083,409       1,130,137


Noncurrent Assets

  Deferred income taxes                          77,178          72,394
  Pension investments                               946         112,522
  Intangible pension asset                       84,653          84,653
  Other intangibles                             305,123         310,343
  Other noncurrent assets                        33,114          44,979
                                                501,014         624,891


Property, Plant and Equipment                 1,340,262       1,456,755
  Less allowance for depreciation               679,394         707,456
    Total property, plant and equipment         660,868         749,299

    Total Assets                         $    2,245,291 $     2,504,327





       See notes to condensed consolidated financial statements.

                          MAYTAG CORPORATION

                                             June 30       December 31
                                              1995            1994
                                           (Unaudited)
                                             (Thousands of dollars)
 LIABILITIES AND SHAREOWNERS' EQUITY

 Current Liabilities

    Notes payable                        $      77,930  $       45,148
    Accounts payable                           154,425         212,441
    Compensation to employees                   47,506          61,311
    Accrued liabilities                        138,304         146,086
    Income taxes payable                           ---          26,037
    Current maturities of long-term
      debt                                       3,089          43,411

     Total current liabilities                 421,254         534,434

 Noncurrent liabilities

    Deferred income taxes                       33,629          38,375
    Long-term debt                             568,864         663,205
    Postretirement benefits other
      than pensions                            421,128         412,832
    Pension liability                           64,592          59,363
    Other noncurrent liabilities                64,641          64,406

     Total noncurrent liabilities            1,152,854       1,238,181

 Shareowners' Equity

    Common stock
      Authorized - 200,000,000 shares
      (par value $1.25)
      Issued - 117,150,593 shares,
               including shares in
               treasury                        146,438         146,438
    Additional paid-in capital                 475,441         477,153
    Retained earnings                          328,241         420,174
    Cost of Common stock in treasury
    (1995 - 9,536,754 shares; 1994-
    9,813,893 shares)                         (212,560)       (218,745)
    Employee stock plans                       (61,241)        (60,816)
    Foreign currency translation                (5,136)        (32,492)

      Total shareowners' equity                671,183         731,712

     Total Liabilities and
     Shareowners' Equity                 $   2,245,291  $    2,504,327

       See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION

                 Condensed Statements of Consolidated Cash Flows
                                   (Unaudited)
                                                             Six Months Ended
                                                                 June 30
                                                             1995         1994
                                                              (Thousands of
                                                                 Dollars)
Operating Activities

  Net income (loss)                                      $ (65,038)   $  68,950
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Loss on business disposition                           140,792          ---
    Depreciation and amortization                           59,227       58,591
    Deferred income taxes                                  (14,775)       1,193
    Changes in selected working capital items:
      Inventories                                          (43,058)     (14,132)
      Receivables                                           (6,315)    (106,673)
      Other current assets                                   5,600        5,062
      Reorganization reserve                                  (903)     (19,207)
      "Free flights" reserve                                  (388)     (25,112)
      Other current liabilities                            (17,902)      17,406
    Net change in pension assets and liabilities             6,709        6,809
    Postretirement benefits                                  8,296        5,849
    Other - net                                             10,742       (4,752)
      Net cash provided by (used in) operating
      activities                                            82,987       (6,016)

Investing Activities

  Cash impact of business disposition - net
    non-cash assets of disposition ($305,278), less
    loss included above ($140,792) and amount due from
    disposition ($180,269)                                 (15,783)         ---
  Capital expenditures - net                               (56,956)     (29,309)
      Net cash used in investing activities                (72,739)     (29,309)

Financing Activities

  Decrease in long-term debt                              (131,555)      (1,208)
  Increase in notes payable                                 48,244       38,675
  Stock options exercised and other common stock
  transactions                                               4,018        6,354
  Dividends                                                (26,895)     (26,763)
      Net cash (used in) provided by financing
      activities                                          (106,188)      17,058

Effect of exchange rates on cash                             3,229        2,460
      Decrease in cash and cash equivalents                (92,711)     (15,807)

Cash and cash equivalents at beginning of year             110,403       31,730
      Cash and cash equivalents at end of period         $  17,692    $  15,923

            See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1995
                                   (Unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1994.

Certain reclassifications have been made to prior years' financial statements to conform with the 1995 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


COMPARISON OF 1995 WITH 1994

NET SALES

Net sales in the second quarter of 1995 decreased 7.7 percent from the second quarter of 1994 as reported, or 3.6 percent after excluding sales of Hoover Australia which was sold in the fourth quarter of 1994. The decrease in sales was mainly a result of a softer, intensely competitive selling environment in the North American home appliance market. The North American Appliance Group had second quarter sales of $661.8 million, down 3.6 percent from sales of $686.5 million in the 1994 period. The 1995 appliance industry in the U.S. is expected to be below the record shipment levels which occurred in 1994 due to downward inventory adjustments by dealers and a slowdown in general economic conditions. Dixie-Narco's sales in the second quarter were down 1.6 percent to $59.2 million, compared to $60.2 million in the second three months of 1994. Sales by Hoover Europe were down 5.3 percent to $82.4 million in the second quarter of 1995, compared to $87.0 million in the second quarter of the prior year. The Company sold its Hoover Europe division effective June 30, 1995.

Net sales for the first half of 1995 were down 2.2 percent from the first half of 1994 as reported, but up 1.8 percent after excluding sales of Hoover Australia. The North American Appliance Group had sales for the first six months of 1995 of $1,328.5 million, up 0.9 percent from sales of $1,317.3 million in the same 1994 period. Dixie-Narco's sales for the first half of 1995 were up 12.4 percent to $113.9 million, compared to $101.4 million in the first half of 1994. Hoover Europe's sales were up 2.7 percent to $181.2 million in the first six months of 1995, compared to $176.4 million in the same period in the prior year.

GROSS PROFIT

Gross margin as a percent of sales decreased 1.5 percentage points from the second quarter and 0.1 percentage points from the first six months of 1994 primarily from an increase in material costs in North America and Europe and lower volumes.

The Company continues to experience cost increases in many commodities, particularly steel, plastics and corrugated materials. A portion of these increases is expected to be offset with internal cost reduction initiatives. Through these initiatives, the overall commodity cost escalation is expected to be contained to the low single-digit percent range. This will cause pressure on operating margins during the remainder of 1995 as compared to 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Second quarter selling, general and administrative expenses (SG&A) decreased over 1994 in response to lower sales volumes. In the second quarter, SG&A expenses decreased to 15.9 percent of sales from 16.0 percent in 1994. For the first six months of 1995, SG&A expenses increased slightly to 16.6 percent of sales from 16.5 percent in 1994.

OPERATING INCOME

Operating income in the second quarter of 1995 decreased 20.5 percent from 1994, or 16.5 percent excluding Hoover Australia from 1994. The decrease in operating income was driven by the decline in gross profit mentioned above. Operating income in the North American Appliance Group decreased 8.4 percent to $77.3 million in the second quarter of 1995 from $84.3 million in the second quarter of 1994. Vending equipment operating income increased 3.5 percent to $8.4 million from $8.1 million in 1994. Hoover Europe reported an operating loss of $8.4 million in the second quarter of 1995, compared to an operating profit of $2.2 million in the same period of 1994.

For the first half of 1995, operating income decreased 5.3 percent from 1994, or
1.6 percent excluding Hoover Australia from 1994. The North American Appliance Group's operating income decreased 0.9 percent to $157.6 million from $159.0 million in the same period in 1994. Dixie-Narco's operating income increased
22.3 percent to $15.8 million from $12.9 million in the first six months of 1994. Hoover Europe had an operating loss of $7.2 million year-to-date, compared to an operating loss of $1.5 million last year.

OTHER INCOME AND EXPENSE

In the second quarter, the Company sold its Hoover Europe division for $180.3 million. The pretax loss from the sale was $140.8 million and resulted in an after-tax loss of $135.4 million or $1.27 per share.

INCOME TAXES

The significant fluctuation in the effective tax rate is due largely to the impact of the sale of Hoover Europe. Excluding amounts relating to the loss on the sale of Hoover Europe, the effective tax rate decreased to 40 percent in the second quarter and first six months of 1995 from 42 percent in 1994. The decrease is primarily due to tax benefits from an increase in export sales from the United States.

EXTRAORDINARY ITEM

During the second quarter, the Company retired $43.7 million of long-term debt at a cost of $3.4 million after-tax. In the third quarter of 1995, an additional $26.6 million of long-term debt was retired early from a portion of the proceeds from the sale of Hoover Europe at a cost of approximately $2 million after-tax.

NET INCOME

Excluding the $135.4 million after-tax loss on the sale of Hoover Europe in 1995 and the $3.4 million extraordinary item from the early retirement of debt in 1995, net income for the second quarter of 1995 was $34.2 million, or $0.32 per share compared to last year's second quarter net income of $41.1 million, or $0.39 per share.

Excluding the special items above and the $3.2 million cumulative effect of accounting change in 1994, net income would have been $73.7 million, or $0.69 per share in 1995 compared to $72.1 million, or $0.68 per share in 1994. The increase in net income was primarily due to a 21.2 percent reduction in interest expense and the lower effective tax rate mentioned above.

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

Cash flow from operating activities in the first six months of 1995 improved significantly over the same period in 1994. This was driven by a lower increase in the selected working capital items mentioned above. Included in the working capital improvement was the sale of $43 million of accounts receivable relating to the operations of Maytag Financial Services which ceased in 1994. In addition, cash outflows for 1994 included $44 million of payments for the 1992 reorganization of the European operations and the 1992/1993 European "free flights" promotional programs. The funding of these events was substantially completed in 1994.

Cash Flow From Investing Activities: The cash impact of the business disposition represents the cash sold with the sale of Hoover Europe on June 30, 1995. The majority of the $180.3 million proceeds from the sale were received in the third quarter of 1995.

The Company continually invests in its businesses to improve product design and manufacturing processes and to increase capacity when needed.

Capital expenditures for the first six months of 1995 were $57.0 million compared to $29.3 million in the first half of 1994. The higher capital expenditures are a result of several capital projects that the Company will be implementing over the next several years. This includes totals of $50 million for a new high efficiency clothes washer and $160 million for a complete redesign of the Company's refrigerator product lines. The new clothes washer will be designed to comply with anticipated government regulations dealing with energy usage and will use water more efficiently. The refrigeration project will incorporate changes expected to be required by 1998 Department of Energy refrigeration standards and the upcoming ban on chlorofluorocarbons ("CFCs"). Planned capital expenditures for 1995 approximate $150 million and relate to these new projects as well as other ongoing production improvements and product enhancements.

Cash Flow From Financing Activities: Dividend payments for the first six months of 1995 amounted to $26.9 million and were $26.8 million in the same period in 1994, or $0.25 per share for both periods.

The Company used cash flow generated from operations, commercial paper borrowings and $82.1 million of proceeds from the sale of its home appliance operations in Australia in 1994 to reduce long-term debt by $131.6 million in the first six months of 1995. Included in the debt reduction is $89.8 million for the retirement of a portion of the Company's outstanding long-term debt at December 31, 1994. At June 30, 1995, the Company had $180.3 million of proceeds due from the sale of Hoover Europe. The Company received the majority of the proceeds in the third quarter and intends to use them to further reduce outstanding debt and to fund operating activities. The Company's ratio of debt to total capitalization decreased from 50.7 percent at December 31, 1994 to 49.2 percent at June 30, 1995.

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

On August 3, 1995, the Company announced settlement of a class-action lawsuit brought by former employees at its Dixie-Narco production facility in Ranson, West Virginia, which was closed in 1991. The settlement amount is $16.5 million, or approximately $9.9 million after-tax, or $0.09 per share which will be reported in the third quarter of 1995. The settlement is subject to final approval by the court which is expected to occur in the fourth quarter of 1995.

In connection with the sale of Hoover Europe mentioned above, the Company has made various warranties to the buyer, including the accuracy of tax net operating losses in the United Kingdom, and has agreed to indemnify the buyer for liability resulting from customer claims under the "free flights" promotions in excess of the reserve balance at the time of sale. The Company has limited liability in the event the buyer incurs a loss as a result of breach of the warranties.

                               MAYTAG CORPORATION

                        Exhibits and Reports on Form 8-K

                                  June 30, 1995

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company held its Annual Meeting of Shareholders on April 25, 1995.

(c)  The following matters were voted upon at the Annual Meeting of
     Shareholders:

     1. The election of the nominees for the Board of Directors who will serve for a term to expire at the 1998 Annual Meeting of Shareholders was voted on by the shareholders. The nominees, all of whom were elected, were Wayland R. Hicks, W. Ann Reynolds, John A. Sivright and Fred G. Steingraber. The Inspectors of Election certified the following vote tabulations:

                                            FOR      AGAINST    NON-VOTES
                Wayland R. Hicks         93,202,527  1,025,699      0
                W. Ann Reynolds          93,215,779  1,012,447      0
                John A. Sivright         93,212,448  1,015,778      0
                Fred G. Steingraber      93,276,759    951,467      0

     2. A proposal to select Ernst & Young LLP as independent auditors to audit the financial statements to be included in the Annual Report to Shareowners for 1995 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                     FOR          AGAINST        ABSTAIN       NON-VOTES
                  93,424,103      469,878        334,246           0

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (11)  Computation of Per Share Earnings

     (12)  Computation of Ratio of Earnings to Fixed Charges

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Form 8-K dated May 30, 1995 relating to the sale of its Hoover operations in Europe.

     The Company filed a Form 8-K dated August 3, 1995 relating to the settlement of a class-action lawsuit.

     There were no other reports on Form 8-K filed during the quarter ended June 30, 1995.





                               MAYTAG CORPORATION

                                   Signatures

                                  June 30, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             MAYTAG CORPORATION


Date  August 14, 1995                   By  s/s John P. Cunningham
                                            John P. Cunningham, Jr.
                                        Executive Vice President and Chief
                                        Financial Officer

                               MAYTAG CORPORATION
                                   Exhibit 11
                        Computation of Per Share Earnings
                  (Amounts in thousands except per share data)

                                      Second Quarter            Six Months
                                      Ended June 30            Ended June 30
                                     1995         1994       1995         1994
PRIMARY
 Average shares outstanding        106,750      106,382    106,728      106,317
 Net effect of dilutive
   stock options--based on the
   treasury stock method using
   average market price                182          315        147          309
 Employee stock ownership
   plans                                49           99         49           93
                          TOTAL    106,981      106,796    106,924      106,719
 Income (loss) before
   extraordinary item and
   cumulative effect of
   accounting change             $(101,146)   $  41,141   $(61,615)   $  72,140
 Extraordinary item - loss
   on early retirement of debt      (3,423)                 (3,423)
 Cumulative effect of
   accounting change                                                     (3,190)
 Net income (loss)               $(104,569)   $  41,141   $(65,038)   $  68,950
Per share amounts:
 Income (loss) before
 extraordinary item and
 cumulative effect of
 accounting change               $   (0.95)   $    0.39   $  (0.58)   $    0.68
 Extraordinary item - loss on
 early retirement of debt            (0.03)                  (0.03)
 Cumulative effect of
   accounting change                                                      (0.03)
 Net income (loss)               $   (0.98)   $    0.39   $  (0.61)   $    0.65

FULLY DILUTED
 Average shares outstanding        106,750      106,382    106,728      106,317
 Net effect of dilutive
   stock options--based on the
   treasury stock method using
   average market price                182          349        215          351
 Employee stock ownership plans         49           99         49           93
 Assumed conversion of 6.5%
 convertible debentures                267          411        267          411
                          TOTAL    107,248      107,241    107,259      107,172

 Income (loss) before
 extraordinary item and
 cumulative effect of
 accounting change               $(101,146)   $  41,141   $(61,615)   $  72,140
 Add 6.5% convertible
   debenture interest net of
   income tax effect                    39           59         80          118
 Extraordinary item - loss on
 early retirement of debt           (3,423)                 (3,423)
 Cumulative effect of
   accounting change                                                     (3,190)
 Net income (loss)               $(104,530)   $  41,200   $(64,958)   $  69,068
Per share amounts:
 Income (loss)before
 extraordinary item and
 cumulative effect of
 accounting change               $   (0.94)   $    0.38   $  (0.57)   $    0.67
 Extraordinary item - loss on
   early retirement of debt          (0.03)                  (0.03)
 Cumulative effect of
   accounting change                                                      (0.03)
 Net income (loss)               $   (0.97)   $    0.38   $  (0.61)   $    0.64

                              MAYTAG CORPORATION
                                  Exhibit 12
               Computation of Ratio of Earnings to Fixed Charges
                (Amounts in thousands of dollars except ratios)




                             Six
                           Months
                            Ended             Year Ended December 31
                           6-30-95    1994     1993     1992     1991      1990

Consolidated pretax
 income from continuing
 operations before
 extraordinary item and
 cumulative effect of
 accounting change        $(17,894) $241,337 $ 89,870 $  7,546 $123,417 $159,405

Interest expense            29,536    74,077   75,364   75,004   75,159   81,966

Depreciation of
 capitalized interest          921     1,772    1,546      933      348       57

Interest portion of
 rental expense              5,118    10,722   10,480   11,264   11,177    9,183

Earnings                  $ 17,681  $327,908 $177,260 $ 94,747 $210,101 $250,611


Interest expense          $ 29,536  $ 74,077 $ 75,364 $ 75,004 $ 75,159 $ 81,966

Interest capitalized           581       547    1,484    3,886    6,329    5,348

Interest portion of
 rental expense              5,118    10,722   10,480   11,264   11,177    9,183

Fixed Charges             $ 35,235  $ 85,346 $ 87,328 $ 90,154 $ 92,665 $ 96,497



Ratio of earnings to fixed    (1)
 charges                      0.50      3.84     2.03     1.05     2.27     2.60


(1) Earnings are inadequate to cover fixed charges. The amount of additional earnings required to achieve a ratio of 1.0 is $17.6 million.