Form 10-Q
period 1995-09-30
MAYTAG CORP
filed 1995-11-13
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1995
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995:

                   Common Stock, $1.25 Par Value - 107,949,443

                                    FORM 10-Q

                               MAYTAG CORPORATION

                        Quarter Ended September 30, 1995


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

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MAYTAG CORPORATION
                   Condensed Statements of Consolidated Income
                                   (Unaudited)
                  (Thousands of dollars except per share data)

                                 Third Quarter Ended       Nine Months Ended
                                    September 30             September 30
                                   1995        1994         1995         1994
Net sales                      $ 726,371   $ 848,930    $2,349,983   $2,509,880
Cost of sales                    538,741     618,360     1,740,796    1,845,204
    Gross profit                 187,630     230,570       609,187      664,676
Selling, general and
  administrative expenses        113,248     144,307       382,573      417,621
    Operating income              74,382      86,263       226,614      247,055
Interest expense                 (11,355)    (18,355)      (40,891)     (55,830)
Loss on business disposition                              (140,792)
Settlement of lawsuit            (16,500)                  (16,500)
Other - net                        3,477       2,833         3,679        3,895
Income before income
  taxes, extraordinary item
  and cumulative effect of
  accounting change               50,004      70,741        32,110      195,120
Income taxes                      20,001       9,711        63,722       61,950
Income (loss) before
  extraordinary item and
  cumulative effect of
  accounting change               30,003      61,030       (31,612)     133,170
Extraordinary item -
  loss on early retirement
  of debt                         (2,057)                   (5,480)
Cumulative effect of
  accounting change                                                      (3,190)
    Net income (loss)          $  27,946   $  61,030    $  (37,092)  $  129,980
Income (loss) per average
share of Common stock:
  Income (loss) before
  extraordinary item and
  cumulative effect of
  accounting change            $    0.28   $    0.57    $    (0.30)  $     1.25
  Extraordinary item - loss
  on early retirement of
  debt                             (0.02)                    (0.05)
  Cumulative effect of
  accounting change                                                       (0.03)
  Net income (loss)            $    0.26   $    0.57    $    (0.35)  $     1.22
Dividends per Common
  share                        $   0.125   $   0.125    $    0.375   $    0.375
     Average shares outstanding  107,312     106,878       107,053      106,772
              See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION

            Condensed Statements of Consolidated Financial Condition


                                                    September 30    December 31
                                                        1995            1994
                                                    (Unaudited)
                                                       (Thousands of dollars)

ASSETS

Current Assets

  Cash and cash equivalents                       $      134,671  $      110,403
  Accounts receivable                                    502,738         567,531
  Inventories:
    Finished products                                    181,857         254,345
    Work in process, raw materials and supplies          111,475         132,924
                                                         293,332         387,269

  Deferred income taxes                                   48,206          45,589
  Other current assets                                    25,572          19,345

    Total current assets                               1,004,519       1,130,137


Noncurrent Assets

  Deferred income taxes                                   80,020          72,394
  Pension investments                                      1,497         112,522
  Intangible pension asset                                84,653          84,653
  Other intangibles                                      302,800         310,343
  Other noncurrent assets                                 33,072          44,979
                                                         502,042         624,891


Property, Plant and Equipment                          1,381,039       1,456,755
  Less allowance for depreciation                        702,192         707,456
    Total property, plant and equipment                  678,847         749,299

    Total Assets                                  $    2,185,408  $    2,504,327






            See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION

                                               September 30    December 31
                                                   1995            1994
                                               (Unaudited)
                                                  (Thousands of dollars)
 LIABILITIES AND SHAREOWNERS' EQUITY

 Current Liabilities

    Notes payable                            $               $      45,148
    Accounts payable                               146,168         212,441
    Compensation to employees                       54,952          61,311
    Accrued liabilities                            146,544         146,086
    Income taxes payable                             8,310          26,037
    Current maturities of long-term debt             3,300          43,411

     Total current liabilities                     359,274         534,434

 Noncurrent liabilities

    Deferred income taxes                           32,638          38,375
    Long-term debt                                 536,759         663,205
    Postretirement benefits other than
      pensions                                     424,313         412,832
    Pension liability                               70,868          59,363
    Other noncurrent liabilities                    66,895          64,406

     Total noncurrent liabilities                1,131,473       1,238,181

 Shareowners' Equity

    Common stock
      Authorized - 200,000,000 shares
      (par value $1.25)
      Issued - 117,150,593 shares,
               including shares in
               treasury                            146,438         146,438
    Additional paid-in capital                     473,251         477,153
    Retained earnings                              342,711         420,174
    Cost of Common stock in treasury
    (1995 - 9,201,150 shares; 1994 -
    9,836,447 shares)                             (205,080)       (218,745)
    Employee stock plans                           (58,327)        (60,816)
    Foreign currency translation                    (4,332)        (32,492)

      Total shareowners' equity                    694,661         731,712

     Total Liabilities and Shareowners'
     Equity                                  $   2,185,408   $   2,504,327


         See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION

                 Condensed Statements of Consolidated Cash Flows
                                   (Unaudited)
                                                            Nine Months Ended
                                                               September 30
                                                            1995         1994
                                                          (Thousands of Dollars)
Operating Activities

  Net income (loss)                                     $  (37,092)  $  129,980
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Loss on business disposition                           140,792          ---
    Depreciation and amortization                           85,215       88,614
    Deferred income taxes                                  (18,558)      (1,265)
    Changes in selected working capital items:
      Inventories                                           (9,445)      (1,639)
      Receivables                                          (27,111)    (113,467)
      Other current assets                                  23,887       (1,194)
      Reorganization reserve                                  (903)     (23,489)
      "Free flights" reserve                                  (388)     (25,622)
      Other current liabilities                             (2,167)      24,665
    Net change in pension assets and liabilities            12,439       10,652
    Postretirement benefits                                 11,481       16,045
    Other - net                                             13,126       (4,632)
      Net cash provided by operating activities            191,276       98,648

Investing Activities

  Cash received from disposition ($164,280), net of
    cash in business sold ($15,783)                        148,497          ---
  Capital expenditures - net                               (98,458)     (50,753)
      Net cash provided by (used in) investing
      activities                                            50,039      (50,753)

Financing Activities

  Decrease in long-term debt                              (163,330)      (4,480)
  Decrease in notes payable                                (29,808)     (39,001)
  Stock options exercised and other common stock
    transactions                                            12,686       10,941
  Dividends                                                (40,386)     (40,178)
      Net cash used in financing activities               (220,838)     (72,718)

Effect of exchange rates on cash                             3,791        6,907

    Increase (decrease) in cash and cash equivalents        24,268      (17,916)

Cash and cash equivalents at beginning of year             110,403       31,730
      Cash and cash equivalents at end of period        $  134,671   $   13,814

            See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1995
                                   (Unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1994.

Certain reclassifications have been made to prior years' financial statements to conform with the 1995 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


COMPARISON OF 1995 WITH 1994

NET SALES

Net sales in the third quarter of 1995 decreased 14.4 percent from the third quarter of 1994 as reported; however, after excluding combined sales totaling $122.6 million in the third quarter of 1994 of Hoover Australia and Hoover Europe, which were sold in December 1994 and June 1995, respectively, sales in the third quarter of 1995 were approximately the same as in the comparable quarter of 1994. The North American Appliance Group had third quarter sales of $685.7 million, up 1.1 percent from sales of $678.3 million in the 1994 period. The Group's performance in 1995 is consistent with the overall U.S. industry performance for comparable major product categories. The U.S. appliance industry for the remainder of 1995 is expected to be below the record shipment levels which occurred in 1994 due to downward inventory adjustments by dealers and a slowdown in general economic conditions. The 1996 appliance industry in the U.S. is expected to be consistent with or up slightly compared to 1995. Dixie-Narco's sales in the third quarter were down 15.2 percent to $40.7 million, compared to $48.0 million in the third quarter of 1994. The decrease in Dixie-Narco's sales resulted from decreased bottler demand for venders in both the U.S. and foreign markets and for glass door coolers sold domestically.

Net sales for the first nine months of 1995 were down 6.4 percent from the first nine months of 1994 as reported, but up 1.1 percent after excluding combined sales of Hoover Australia and Hoover Europe of $181.2 million in 1995 and $364.9 million in 1994. The North American Appliance Group had sales for the first nine months of 1995 of $2.01 billion, up 0.9 percent from sales of $2 billion in the same 1994 period. Dixie-Narco's sales for the first nine months of 1995 were up 3.5 percent to $154.5 million, compared to $149.3 million in the first nine months of 1994.

GROSS PROFIT

Gross margin as a percent of sales decreased 1.4 percentage points from the third quarter and 0.6 percentage points from the first nine months of 1994 primarily due to an increase in material costs.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Third quarter selling, general and administrative expenses (SG&A) decreased as a percent of sales over 1994 due to slightly lower advertising and sales promotion activities and other cost control efforts. In the third quarter, SG&A expenses decreased to 15.6 percent of sales from 17.0 percent in 1994. For the first nine months of 1995, SG&A expenses decreased to 16.3 percent of sales from 16.6 percent in 1994.

OPERATING INCOME

Operating income in the third quarter of 1995 decreased 13.8 percent from 1994, or 12.2 percent excluding the combined operating profit of $1.6 million reported by Hoover Australia and Hoover Europe in the third quarter of 1994. The decrease in operating income was caused primarily by the decline in gross margin mentioned above. Operating income in the North American Appliance Group decreased 10.2 percent to $77.9 million in the third quarter of 1995 from $86.8 million in the third quarter of 1994. Vending equipment operating income decreased 25.9 percent to $4.1 million from $5.5 million in 1994.

For the first nine months of 1995, operating income decreased 8.3 percent from 1994, or 2.9 percent excluding Hoover Australia and Hoover Europe's combined results from both 1995 and 1994. The North American Appliance Group's operating income decreased 4.2 percent to $235.5 million from $245.7 million in the same period in 1994. Dixie-Narco's operating income increased 7.8 percent to $19.9 million from $18.4 million in the first nine months of 1994. Hoover Australia and Hoover Europe reported a combined operating profit of $6.2 million year-to-date in 1994, compared to an operating loss of $7.2 million for Hoover Europe in 1995.

INTEREST EXPENSE

Interest expense decreased 38.1 percent in the third quarter and 26.8 percent year-to-date due to application of proceeds from the sale of Hoover Australia and Hoover Europe and cash provided by continuing operations to reduce debt.

OTHER INCOME AND EXPENSE

In the third quarter of 1995, the Company recorded a $16.5 million charge to settle a lawsuit relating to the closing of the former Dixie-Narco plant in Ranson, West Virginia. The after tax charge was $9.9 million or $.09 per share.

In the second quarter of 1995, the Company sold its Hoover Europe division for approximately $180 million, subject to a post closing adjustment to the price which is further described below. The pretax loss from the sale was $140.8 million and resulted in an after-tax loss of $135.4 million or $1.27 per share.

INCOME TAXES

The significant fluctuation in the effective tax rate is due largely to the impact of the sale of Hoover Europe. Excluding amounts relating to the loss on the sale of Hoover Europe, the effective tax rate decreased to 40 percent in the third quarter and first nine months of 1995 from 42 percent in 1994. The decrease is primarily due to tax benefits from an increase in export sales from the United States.

EXTRAORDINARY ITEM

During the third quarter of 1995, the Company retired $26.6 million of long-term debt at a cost of $2.1 million after-tax. Year-to-date, early retirements of debt totaled $116.5 million at a cost of $5.5 million after-tax.

NET INCOME

Excluding the $9.9 million after-tax charge relating to the lawsuit settlement mentioned above and the $2.1 million extraordinary item from early debt retirement, net income for the third quarter would have been $39.9 million, or $.37 per share in 1995 compared to $41.0 million, or $.38 per share in 1994.

Special items year-to-date in 1995 include the $9.9 million after-tax lawsuit settlement charge, the $135.4 million after-tax loss on the sale of Hoover Europe and the $5.5 million extraordinary item from the early retirement of debt. Excluding these special items as well as the 1994 special items which include a $3.2 million cumulative effect of accounting change and a $.19 per share tax benefit associated with the funding of operating losses and reorganization costs in Europe over the last several years, net income for the first nine months of 1995 was $113.6 million, or $1.06 per share, compared to net income of $113.2 million, or $1.06 per share in the comparable 1994 period.

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

Cash flow from operating activities in the first nine months of 1995 improved significantly over the same period in 1994. This was driven by a lower increase in the selected working capital items mentioned above. Included in the working capital improvement was the sale of $43 million of accounts receivable relating to the operations of Maytag Financial Services which ceased in 1994. In addition, cash outflows for 1994 included $49 million of payments for the 1992 reorganization of the European operations and the 1992/1993 European "free flights" promotional programs. The funding of these events was substantially completed in 1994.

Cash Flow From Investing Activities: The $148.5 million proceeds from business disposition represents the $164.3 cash received from the sale of Hoover Europe in the third quarter of 1995, net of $15.8 million cash in business sold. The terms of the contract provide for a post closing adjustment to the price under which the Company believes an additional amount of approximately $19 million is owed by the buyer. The post closing adjustment is in dispute and may ultimately depend on the decision of an independent third party.

The Company continually invests in its businesses to improve product design and manufacturing processes and to increase capacity when needed.

Capital expenditures for the first nine months of 1995 were $98.5 million compared to $50.8 million in the first nine months of 1994. The higher capital expenditures are a result of several capital projects that the Company will be implementing over the next several years. This includes totals of $50 million for a new high efficiency clothes washer and $180 million for a complete redesign of the Company's refrigerator product lines. The new clothes washer will be designed to comply with anticipated government regulations dealing with energy usage and will use water more efficiently. The refrigeration project will incorporate changes expected to be required by 1998 Department of Energy refrigeration standards and the upcoming ban on chlorofluorocarbons ("CFCs"). Planned capital expenditures for 1995 and 1996 approximate $150 million and $200 million, respectively, and relate to these new projects as well as other ongoing production improvements and product enhancements.

The Company announced on November 1, 1995 that it has entered into a letter of intent to sell the business and assets of a Dixie-Narco, Inc. manufacturing operation in Eastlake, Ohio, to a private investor for an undisclosed amount. This business involves the design and manufacture of currency validators and electronic components used in the gaming and vending industries. Dixie-Narco's headquarters and vending machine manufacturing facility in Williston, SC, are not affected by this asset sale at Eastlake. The Company will record a non-cash book loss of approximately $6-$7 million pretax upon closing the sale, which is expected in the fourth quarter of 1995.

Cash Flow From Financing Activities: Dividend payments for the first nine months of 1995 amounted to $40.4 million and were $40.2 million in the same period in 1994, or $.375 per share for both periods. In October, 1995, the Board of Directors authorized an increase in the quarterly dividend payable in December from $.125 to $.14 per share.

The Company used a portion of the cash flow generated from operations, $82.1 million of proceeds from the sale of Hoover Australia in 1994 and $148.5 million of proceeds from the sale of Hoover Europe in July 1995 to reduce long-term debt by $163.3 million in the first nine months of 1995. Included in the debt reduction is $116.5 million for the early retirement of a portion of the Company's outstanding long-term debt at December 31, 1994. The Company's ratio of debt to total capitalization decreased from 50.7 percent at December 31, 1994 to 43.7 percent at September 30, 1995.

In October 1995, the Company announced a stock repurchase program to buy up to
10.8 million shares of the Company's outstanding Common stock. The buyback program commenced in the fourth quarter of 1995 and will continue for an unspecified period of time.

CONTINGENCIES/OTHER

The Company is contingently liable for guarantees of indebtedness owed by a third party ("the borrower") of $24 million relating to the sale of one of its manufacturing facilities in 1992. The borrower is performing under the payment terms of the loan agreement; however, it is currently in default of certain financial covenants. The indebtedness is collateralized by the assets of the borrower; however, in the event of a liquidation, it is likely the liquidation value would be substantially less than indebtedness. The Company also has other commitments to the borrower totaling $2.5 million.

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

The Company recently announced that it will conduct an in-home inspection program to eliminate a potential problem with a small electrical component in Maytag brand dishwashers. Although the ultimate cost of the repair will not be known until the inspection program is complete, it is not expected to have a material impact on the Company's results. The Company is also seeking reimbursement from a supplier involved.

A 1992 alliance to jointly explore mutually beneficial business opportunities with Bosch-Siemens Hausgate (BSHG) of Munich, Germany recently has been terminated by mutual agreement of the parties. The alliance termination will not have a material impact on the Company's financial results.

                                MAYTAG CORPORATION

                        Exhibits and Reports on Form 8-K

                               September 30, 1995

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (11)  Computation of Per Share Earnings

     (12)  Computation of Ratio of Earnings to Fixed Charges

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Form 8-K dated October 20, 1995 relating to an in-home product inspection program to eliminate a potential problem with a small electrical component on Maytag brand dishwashers manufactured between March 28, 1994 and January 31, 1995.

     The Company filed a Form 8-K dated October 20, 1995 relating to an announced repurchase of up to 10.8 million shares of the Company's stock and a 12 percent increase in its December dividend.

     The Company filed a Form 8-K dated November 7, 1995 relating to signing a letter of intent to sell the business and assets of its Dixie-Narco, Inc. manufacturing operation in Eastlake, Ohio.

     Except as reflected in the Company's Form 10-Q for the second quarter ended June 30, 1995, there were no other reports on Form 8-K filed during the quarter ended September 30, 1995.

                               MAYTAG CORPORATION

                                   Signatures

                               September 30, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             MAYTAG CORPORATION


Date November 13, 1995                  By  s/s E. J. Bennett
                                            E. James Bennett
                                        Secretary and Assistant General
                                        Counsel

                               MAYTAG CORPORATION
                                   Exhibit 11
                        Computation of Per Share Earnings
                  (Amounts in thousands except per share data)

                                     Third Quarter Ended   Nine Months Ended
                                        September 30          September 30
                                      1995        1994       1995        1994
PRIMARY
 Average shares outstanding          107,107     106,522    106,854     106,385
 Net effect of dilutive
   stock options--based on the
   treasury stock method using
   average market price                  151         283        149         300
 Employee stock ownership plans           54          73         50          87
                            TOTAL    107,312     106,878    107,053     106,772
 Income (loss) before
   extraordinary item and
   cumulative effect of
   accounting change               $  30,003  $   61,030  $ (31,612)  $ 133,170
 Extraordinary item - loss
   on early retirement of debt        (2,057)                (5,480)
 Cumulative effect of
   accounting change                                                     (3,190)
 Net income (loss)                 $  27,946  $   61,030  $ (37,092)  $ 129,980
Per share amounts:
 Income (loss) before
   extraordinary item and
   cumulative effect of
   accounting change               $    0.28  $     0.57  $   (0.30)  $    1.25
 Extraordinary item - loss
   on early retirement of debt         (0.02)                 (0.05)
 Cumulative effect of
   accounting change                                                      (0.03)
 Net income (loss)                 $    0.26  $     0.57  $   (0.35)  $    1.22

FULLY DILUTED
 Average shares outstanding          107,107     106,522    106,854     106,385
 Net effect of dilutive
   stock options--based on the
   treasury stock method using
   average market price                  276         283        236         328
 Employee stock ownership plans           54          73         50          87
 Assumed conversion of 6.5%
 convertible debentures                              273                    273
                            TOTAL    107,437     107,151    107,140     107,073

 Income (loss) before
 extraordinary item and
 cumulative effect of accounting
 changes                           $  30,003  $   61,030  $ (31,612)  $ 133,170

 Add 6.5% convertible
   debenture interest net of
   income tax effect                                  20                    138
 Extraordinary item - loss on
 early retirement of debt             (2,057)                (5,480)
 Cumulative effect of
   accounting change                                                     (3,190)
 Net income (loss)                 $  27,946  $   61,050  $ (37,092)  $ 130,118
Per share amounts:
 Income (loss)before
 extraordinary item and
 cumulative effect of accounting
 change                            $    0.28  $     0.57  $   (0.30)  $    1.25
 Extraordinary item - loss on
 early retirement of debt              (0.02)                 (0.05)
 Cumulative effect of
   accounting change                                                      (0.03)
 Net income (loss)                 $    0.26  $     0.57  $   (0.35)  $    1.22

                               MAYTAG CORPORATION
                                   Exhibit 12
                Computation of Ratio of Earnings to Fixed Charges
                 (Amounts in thousands of dollars except ratios)




                             Nine
                            Months
                             Ended             Year Ended December 31
                            9-30-95   1994     1993     1992     1991    1990

Consolidated pretax
 income from continuing
 operations before
 extraordinary item and
 cumulative effect of
 accounting change         $ 32,110 $241,337 $ 89,870 $  7,546 $123,417 $159,405

Interest expense             40,891   74,077   75,364   75,004   75,159   81,966

Depreciation of
 capitalized interest         1,302    1,772    1,546      933      348       57

Interest portion of
 rental expense               6,887   10,722   10,480   11,264   11,177    9,183

Earnings                   $ 81,190 $327,908 $177,260 $ 94,747 $210,101 $250,611


Interest expense           $ 40,891 $ 74,077 $ 75,364 $ 75,004 $ 75,159 $ 81,966

Interest capitalized          1,340      547    1,484    3,886    6,329    5,348

Interest portion of
 rental expense               6,887   10,722   10,480   11,264   11,177    9,183

Fixed Charges              $ 49,118 $ 85,346 $ 87,328 $ 90,154 $ 92,665 $ 96,497



Ratio of earnings to fixed
 charges                       1.65     3.84     2.03     1.05     2.27     2.60