Form 10-K
period 1995-12-31
MAYTAG CORP
filed 1996-03-22
CIK 63541

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
    For the Fiscal Year Ended December 31, 1995

                                     OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)
    For the transition period from _________________ to _________________

                        Commission file number 1-655

                             MAYTAG CORPORATION

A Delaware Corporation        I.R.S. Employer Identification No. 42-0401785

403 West Fourth Street North, Newton, Iowa 50208

Registrant's telephone number, including area code:  515-792-8000

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
    Title of each class                        which registered
Common Stock, $1.25 par value              New York Stock Exchange
Preferred Stock Purchase Rights            New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock (Common stock) held by non-affiliates of the registrant as of the close of business on March 1, 1996 was $2,075,568,600. The number of shares outstanding of the registrant's Common Stock (par value $1.25) as of the close of business on March 1, 1996 was 105,092,081.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement dated March 20, 1996 for the annual shareholders meeting to be held April 30, 1996 are incorporated by reference into Part III.

1995 FORM 10-K CONTENTS

Item                                                                 Page



PART I:

 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

    Business - Home Appliances  . . . . . . . . . . . . . . . . . . .   3

    Business - Vending Equipment  . . . . . . . . . . . . . . . . . .   4

 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

 3. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . .   6

 4. Submission of Matters to a Vote of Security Holders   . . . . . .   6

    Executive Officers of the Registrant  . . . . . . . . . . . . . .   6

PART II:

 5. Market for the Registrant's Common Equity and Related Stockholder

    Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

 6. Selected Financial Data   . . . . . . . . . . . . . . . . . . . .   8

 7. Management's Discussion and Analysis of Financial Condition and

    Results of Operations   . . . . . . . . . . . . . . . . . . . . .   9

 8. Financial Statements and Supplementary Data   . . . . . . . . . .  16

 9. Changes in and Disagreements with Accountants on Accounting and

    Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .  38

PART III:

10. Directors and Executive Officers of the Registrant  . . . . . . .  38

11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . .  38

12. Security Ownership of Certain Beneficial Owners and Management  .  38

13. Certain Relationships and Related Transactions  . . . . . . . . .  39

PART IV:

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   39

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

PART I

Item 1. Business.

Maytag Corporation (the "Company") was organized as a Delaware corporation in 1925. The Company operates in two business segments: home appliances and vending equipment. Financial and other information relating to industry segment and geographic data is included in Part II, Item 7, Pages 9-13, and
Item 8, Pages 35 and 36.

HOME APPLIANCES

The home appliances segment represented 93.6 percent of consolidated net sales in 1995.

The Company, through its various business units, manufactures, distributes and services a broad line of home appliances including laundry equipment, dishwashers, refrigerators, cooking appliances, vacuum cleaners and steam carpet cleaners. The Company's appliance brands include Maytag, Jenn-Air, Magic Chef, Admiral and Hoover. Maytag Customer Service handles parts distribution and customer service in the United States and Canada for the Company's appliance brands, except Hoover. Maytag International, Inc., the Company's international marketing subsidiary, handles the sales of appliances and licensing of certain home appliance brands in markets outside the United States and Canada. In the second quarter of 1995, the Company sold its home appliance operations in Europe and in the fourth quarter of 1994, the Company sold its home appliance operations in Australia and New Zealand. Additional information regarding these divestitures is included in
Part II, Item 7, Pages 10 and 13; and Item 8, Page 25. The operations of the Maytag Financial Services Corporation, which provided financing programs primarily to certain customers of the Company in North America, ceased in 1995. However, certain financing programs continue through the Company's other business units and subsidiaries. Most home appliance sales are made within North America.

The Company markets its home appliances to all major United States and certain international markets, including the replacement market, the commercial laundry market, the new home and apartment builder market, the recreational vehicle market, the private label market and the household/commercial floor care market. Products are primarily sold to dealers, but also sold through independent distributors, mass merchandisers and large regional and national department stores.

A portion of the Company's operations and sales is outside the United States. The risks involved in foreign operations vary from country to country and include tariffs, trade restrictions, changes in currency values, economic conditions and international relations. Geographic information is included in Part II, Item 8, Page 36.

The Company uses basic raw materials such as steel, copper, aluminum, rubber and plastic in its manufacturing process in addition to purchased motors, compressors, timers, valves and other components. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The Company holds a number of patents which are important in the manufacture of its products. The licenses it holds on other patents are not considered to be critical to its business. The Company holds a number of trademark registrations of which the most important are ADMIRAL, HOOVER, JENN-AIR, MAGIC CHEF, MAYTAG and the associated corporate symbols.

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

The home appliance market is highly competitive with the principal competitors being larger than the Company. Competitive pressures make price increases difficult to implement. The Company experienced increases in material costs in 1995 that could not be passed on to customers because of competitive conditions. The Company uses brand image, product quality, customer service, advertising and sales promotion, warranty and pricing as its principal methods of competition.

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8, page 36.

Although the Company has many manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a material effect on capital expenditures, earnings or the Company's competitive position.

The Company continues to progress on major capital projects implemented to address the stricter governmental energy and environmental standards regarding appliances which may become effective over the next several years. These standards, which effect the entire appliance industry, include the mandated phase-out of chloroflourocarbons ("CFCs") production by December 31, 1995 which are used in refrigeration and regulations dealing with energy usage. The Company intends to be in compliance with these various standards as they become effective.

The Company has been identified as one of a group of potentially responsible parties by state and federal environmental protection agencies in remedial activities related to various "Superfund" sites in the United States. The Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising from resolution of these matters.

The number of employees of the Company within the home appliances segment as of February 24, 1996 was 15,168.

VENDING EQUIPMENT

The vending equipment segment represented 6.4 percent of consolidated net sales in 1995.

The Company manufactures, through its Dixie-Narco subsidiary, a variety of bottle and can vending equipment and glass front coolers. The products are sold worldwide primarily to soft drink bottlers and vending equipment distributors.

Dixie-Narco introduced a new flexible can/bottle vending machine in 1995 which maximizes the different sizes and types of beverage selections. This new vending machine also has the electronic capability to collect and store sales information. In the fourth quarter of 1995, the Company sold the business and assets of a Dixie-Narco manufacturing operation in Eastlake, Ohio ("Eastlake Operation"). The Eastlake Operation designs and manufactures currency validators and electronic components used in the gaming and vending industries. Dixie-Narco's headquarters and vending machine manufacturing facility in Williston, South Carolina, are not affected by this business disposition. Additional information regarding this divestiture is included in Part II, Item 7, Page 10.

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

The Company's vending equipment segment is dependent upon a few major soft drink suppliers. Therefore, the loss of one or more of these customers could have a material adverse effect on this segment. The Company manufactures and sells its vending machines and glass front coolers in competition with a small number of other manufacturers and is the major manufacturer of such equipment. The principal methods of competition utilized by the vending equipment segment are product quality, customer service, delivery, warranty and price. Positive factors pertaining to the Company's competitive position include product design, manufacturing efficiency and superior service, while new product innovations by competitors and severe price competition negatively impact its position.

The dollar amount of backlog orders of the Company is not considered significant for vending equipment in relation to the total annual dollar volume of sales. Because it is the Company's practice to maintain a level of inventory sufficient to cover shipments and since orders are generally shipped upon receipt, a large backlog would be unusual.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a material effect on capital expenditures, earnings or the Company's competitive position. The government mandated phase-out of the production of chloroflourocarbons ("CFCs") by December 31, 1995 affects the vending equipment industry. However, these requirements are not anticipated to have a material impact on the business.

The number of employees of the Company within the vending equipment segment as of February 24, 1996 was 945.

Item 2. Properties.

The Company's corporate headquarters is located in Newton, Iowa. Major offices and manufacturing facilities in the United States related to the home appliances segment are located in: Newton, Iowa; Galesburg, Illinois; Cleveland, Tennessee; Indianapolis, Indiana; Jackson, Tennessee; Herrin, Illinois; North Canton, Ohio; and El Paso, Texas. Maytag Customer Service, which is located in Cleveland, Tennessee, operates an automated national parts distribution center in Milan, Tennessee which services all of the Company's appliance brands, except Hoover. In addition to manufacturing facilities in the United States, the Company has three other North American manufacturing facilities located in Canada and Mexico. In the fourth quarter of 1994, the Company sold its home appliance facilities in Australia and New Zealand. In the second quarter of 1995, the Company sold its home appliance facilities in Europe.

In February 1996, the Company announced that it will consolidate the manufacturing of Jenn-Air brand cooking products at the larger Cleveland, Tennessee, cooking products plant, and phase out production at its Indianapolis, Indiana, facility by the end of 1996.

The office and manufacturing facility related to the vending equipment segment is located in Williston, South Carolina. In the fourth quarter of 1995, the Company sold its currency validator and electronic component facility in Eastlake, Ohio.

The manufacturing facilities are well maintained, suitably equipped and in good operating condition. The facilities used in the production of home appliances and vending equipment had sufficient capacity to meet production needs in 1995, and the Company expects that such capacity will be adequate for planned production in 1996. The Company's major capital projects and planned capital expenditures for 1996 are described in Part II, Item 7, Page 14.

The Company also owns or leases sales offices in many large metropolitan areas throughout the United States and Canada. Lease commitments are included in Part II, Item 8, Page 33.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 1995 through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names of all executive officers of the Company, the offices held by them, the year they first became an officer of the Company and their ages:

                                                              First
                                                              Became
          Name          Office Held                         an Officer  Age

Leonard A. Hadley       Chairman and
                        Chief Executive Officer                1979      61

Donald M. Lorton        Executive Vice President, President
                        of Maytag Appliances (Acting)          1995      65

Gerald J. Pribanic      Executive Vice President and Chief
                        Financial Officer                      1996      52

Brian A. Girdlestone    President, The Hoover Company          1996      62

Robert W. Downing       President, Dixie-Narco, Inc.           1996      59

Edward H. Graham        Senior Vice President, General
                        Counsel and Assistant Secretary        1990      60

Jon O. Nicholas         Vice President, Human Resources,
                        Maytag Appliances                      1993      56

Carleton F. Zacheis     Senior Vice President,
                        Administrative                         1988      62

John M. Dupuy           Vice President, Strategic Planning     1996      39

David D. Urbani         Vice President and Treasurer           1994      50

Steven H. Wood          Vice President, Financial Reporting
                        and Audit                              1996      38

The executive officers were elected to serve in the indicated office until the organizational meeting of the Board of Directors following the annual meeting of shareholders on April 30, 1996 or until their successors are elected.

Each of the executive officers has served the Company in various executive or administrative positions for at least five years except for:

          Name                       Company/Position               Period

John M. Dupuy           A. T. Kearney - Principal Consultant       1993-1995
                        Booz, Allen & Hamilton - Principal         1985-1993
                        Consultant

David D. Urbani         Air Products and Chemicals, Inc.
                        - Assistant Treasurer                      1984-1994

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters.
                         Sale Price of Common Shares           Dividends
                           1995                1994            Per Share
Quarter               High      Low       High      Low      1995     1994
First               $17 1/8   $14 1/2    $20       $16       $.125    $.125
Second               17 5/8    15 3/8     19 3/4    16 1/2    .125     .125
Third                18 1/8    15 1/4     20 1/8    14 7/8    .125     .125
Fourth               21 1/2    17 3/8     16 5/8    14        .14      .125

The principal U.S. market in which the Company's common stock is traded is the New York Stock Exchange. As of March 1 1996, the Company had 30,571 shareowners of record.

Item 6. Selected Financial Data.

Dollars in thousands
except per share
data                   1995 (1)   1994 (2)    1993 (3)   1992 (4)      1991
Net sales - as
reported            $3,039,524 $3,372,515  $2,987,054 $3,041,223 $2,970,626
Net sales - ongoing
operations           2,858,347  2,831,583   2,468,374  2,407,591  2,332,365
Gross profit           788,908    876,450     724,112    701,817    716,405
  Percent to sales       26.0%      26.0%       24.2%      23.1%      24.1%
Operating profit    $  288,234 $  322,768  $  158,878 $   78,567 $  191,507
  Percent to sales        9.5%       9.6%        5.3%       2.6%       6.4%
Income(loss) from
continuing
operations before
special items       $  144,653 $  147,557  $   81,270 $   65,446 $   79,017
  Percent to sales        4.8%       4.4%        2.7%       2.2%       2.7%
  Per share         $     1.35 $     1.38  $     0.76 $     0.62 $     0.75
Income(loss) from
continuing
operations             (14,996)   151,137      51,270     (8,354)    79,017
  Percent to sales        (.5%)      4.5%        1.7%       (.3%)      2.7%
  Per share         $    (0.14)$     1.42  $     0.48  $   (0.08)$     0.75
Dividends paid per
share                     .515        .50         .50        .50        .50
Average shares
outstanding            107,062    106,795     106,252    106,077    105,761
Working capital     $  543,431 $  595,703  $  406,181 $  452,626 $  509,025
Depreciation of
property, plant and
equipment              102,572    110,044     102,459     94,032     83,352
Additions to
property, plant and
equipment              152,914     84,136      99,300    129,891    143,372
Total assets         2,125,066  2,504,327   2,469,498  2,501,490  2,535,068
Long-term debt         536,579    663,205     724,695    789,232    809,480
Total debt to
capitalization           45.9%      50.7%       60.6%      58.7%      45.9%

Shareowners' equity
per share of Common
stock               $     6.05 $     6.82  $     5.50 $     5.62 $     9.50

(1) Income (loss) from continuing operations includes a $135.4 million after-tax loss on the sale of the Company's home appliance operations in Europe, a $9.9 million after-tax charge to settle a lawsuit relating to the closing of the former Dixie-Narco plant in Ranson, West Virginia, a $3.6 million after-tax loss on the disposal of its Dixie-Narco operations in Eastlake, Ohio and a $10.8 million after-tax loss on guarantee of indebtedness relating to the sale of one its manufacturing plants in 1992. Excludes the extraordinary loss on the early retirement of debt.

(2) Income (loss) from continuing operations includes a $20 million one-time tax benefit associated with the funding of reorganization costs in Europe over the past several years and a $16.4 million after-tax loss from the sale of the Company's home appliance operations in Australia. Excludes the cumulative effect of an accounting change.

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

(3) Operating profit and income (loss) from continuing operations include $60.4 million in pretax charges ($50 million in a special charge, or $30 million after-tax and $10.4 million in selling, general and administrative expenses) for additional costs associated with two Hoover Europe "free flights" promotion programs.

(4) Operating profit and income (loss) from continuing operations include a $95 million pretax charge, or $73.8 million after-tax, relating to the reorganization of the North American and European business units. Excludes the cumulative effect of accounting changes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 1995 with 1994

The Company operates in two business segments, home appliances and vending equipment. The operations of the home appliance segment represented 93.6 percent of net sales in 1995 and 94.3 percent of net sales in 1994.

NET SALES

The Company's consolidated net sales decreased 9.9 percent in 1995 compared to 1994 as reported. However, net sales were up 0.9 percent after excluding net sales of $142 million in 1994 made by its home appliance operations in Australia and New Zealand ("Australian Operations"), which were sold in December 1994, and net sales of $399 million in 1994 and $181.2 million in 1995 made by its home appliance operations in Europe ("European Operations"), which were sold in June 1995.

Sales by the North American Appliance Group increased 0.9 percent from 1994.

The Group's performance in 1995 is consistent with overall U.S. industry performance for comparable major product categories with the Company's market share remaining relatively unchanged. Shipments in the U.S. appliance industry in 1995 were slightly below the record shipment levels in 1994 due to downward inventory adjustments by dealers and a slowdown in general economic conditions. The industry projects 1996 appliance sales in the U.S. to be consistent with or slightly higher than 1995 levels. Vending equipment sales increased 1.5 percent due to growth in demand for the Company's core soft drink vending machines and glass front merchandiser products.

GROSS PROFIT

Gross profit as a percent of sales in 1995 remained flat with 1994 at 26.0 percent of sales. Margins in the North American Appliance Group decreased due to increases in material costs that could not be passed on to customers because of competitive conditions. Vending equipment margins increased due to the implementation of cost improvement projects. Consolidated gross profit margins remained flat as the impact of the increase in material costs was offset by divestitures of the lower margin Australian Operations and European Operations. Material costs are expected to decrease moderately in 1996 with a corresponding improvement in gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (S,G&A) expenses remained relatively flat at 16.5 percent of sales in 1995 compared to 16.4 percent of sales in 1994.

OPERATING INCOME

Operating income for 1995 totaled $288.2 million or 9.5 percent of sales compared to $322.8 million or 9.6 percent of sales in 1994. Excluding the Australian and European Operations, operating income totaled $295.4 million in 1995 or 10.3 percent of sales compared to $309.8 million or 10.9 percent of sales in 1994.

INTEREST EXPENSE

Interest expense decreased 29.7 percent from 1994 due to debt reduction from application of proceeds from the sale of the Australian and European Operations and from cash provided by ongoing operations.

LOSS ON BUSINESS DISPOSITIONS

In 1995 and 1994 the Company divested several under-performing businesses to improve shareowner value. The absence of these operations is expected to have a favorable impact on results of the Company going forward. In the second quarter of 1995, the Company sold its European Operations for $164.3 million in cash, subject to a post closing adjustment to the price. The pretax loss from the sale was $140.8 million and resulted in an after-tax loss of $135.4 million, or $1.27 per share. In the fourth quarter of 1995, the Company sold the business and assets of a Dixie-Narco manufacturing operation in Eastlake, Ohio ("Eastlake Operation"). The Eastlake Operation designs and manufactures currency validators and electronic components used in the gaming and vending industries. Dixie-Narco's headquarters and vending machine manufacturing facility in Williston, SC, are not affected by this business disposition. The pretax loss from the sale was $6 million and resulted in an after-tax loss of $3.6 million, or $.03 per share. In the fourth quarter of 1994, the Company sold its Australian Operations for $82.1 million in cash. The pretax loss from the sale was $13.1 million and resulted in an after-tax loss of $16.4 million. See further discussion under "Comparison of 1994 with 1993."

SETTLEMENT OF LAWSUIT

In the third quarter of 1995, the Company recorded a $16.5 million charge to settle a lawsuit relating to the 1991 closing of a former Dixie-Narco plant in Ranson, West Virginia. The after-tax charge was $9.9 million or $.09 per share.

LOSS ON GUARANTEE OF INDEBTEDNESS

The Company is contingently liable under guarantees for indebtedness owed by a third party ("borrower") of $23 million relating to the sale in 1992 of one of the Company's manufacturing facilities. The borrower is presently in default under the terms of the loan agreement. Although the indebtedness is collateralized by the assets of the borrower, the net realizable value of these assets is substantially less than the amount of indebtedness. The borrower also has another outstanding debt of $2.5 million to the Company. In the fourth quarter of 1995, the Company recorded an $18 million charge to establish a reserve for the loan guarantees and other debt. The after-tax charge was $10.8 million or $.10 per share.

INCOME TAXES

The significant increase in the effective tax rate is due largely to valuation allowances established against deferred tax assets relating to capital loss carryforwards from the loss on the sale of the European Operations. As tax strategies are identified and implemented, tax benefits will be recognized and the valuation allowance will be reduced. Excluding amounts relating to the loss on the sale of the European Operations, the effective tax rate was 40 percent in 1995. In 1994, a $20 million tax benefit was recorded associated with the funding of operating losses and reorganization costs in Europe over the past several years. This benefit was partially offset by the tax expense arising from the sale of the Australian Operations. Excluding these special items, the effective tax rate was 42 percent in 1994. The decrease in the effective tax rate from 42 percent in 1994 to 40 percent in 1995 is primarily due to tax benefits from an increase in export sales from the United States.

EXTRAORDINARY ITEM

In 1995, the Company retired $116.5 million of long-term debt at a cost of $5.5 million after-tax or $.05 per share.

ACCOUNTING CHANGE

In 1994, the Company adopted Financial Accounting Standards Board Statement No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." The new rules required recognition of a liability for certain disability and severance benefits to former or inactive employees. The cumulative effect of this accounting change in 1994 was $3.2 million after-tax or $.03 per share.

NET INCOME (LOSS)

Special items in 1995 include the $135.4 million after-tax loss on the sale of the European Operations, the $3.6 million after-tax loss on the sale of the Eastlake Operation, the $9.9 million after-tax lawsuit settlement charge, the $10.8 million after-tax charge for the guarantee of indebtedness and the $5.5 million extraordinary item from the early retirement of debt. Excluding these special items, as well as the 1994 special items, income for 1995 would have been $144.7 million, or $1.35 per share, compared to income of $147.6 million, or $1.38 per share in 1994. Special items in 1994 include a $16.4 million after-tax loss on sale of the Australian Operations, a $20 million tax benefit associated with the funding of operating losses and reorganization costs in Europe over the past several years and a $3.2 million cumulative effect of accounting change.

Comparison of 1994 with 1993

The Company operates in two business segments, home appliances and vending equipment. The operations of the home appliance segment represented 94.3 percent of net sales in 1994 and 94.8 percent of net sales in 1993.

NET SALES

The Company's consolidated net sales increased 12.9 percent in 1994 compared to 1993. Sales in the North American Appliance Group increased 14.2 percent from 1993 due to strong industry growth and market share gains in virtually all product categories. These market share gains were achieved through new product introductions and promotion of the premium Maytag and Jenn-Air brands. Consolidated results for 1994 include thirteen months of operations for certain subsidiaries in Europe as a one-month reporting lag was eliminated. Including this additional month in the fourth quarter of 1994, European sales for the year increased 2.1 percent from 1993. On a comparable basis, European sales decreased 4.3 percent from 1993 resulting from industry declines and market share losses. The loss of market share in Europe was partially due to a strategic reduction in certain unprofitable product lines and sales channels. Vending equipment sales increased 22.4 percent in 1994 resulting from increased demand for the Company's core soft drink vending machines from new and existing domestic customers and sales of a new glass front merchandiser.

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

The special charge in 1993 consisted of a $50 million pretax charge to cover additional costs associated with two "free flights" promotional programs in Europe. Total pretax charges relating to the "free flights" promotion program in 1993 were $60.4 million ($50 million in a special charge and $10.4 million in S,G&A). Offsetting a portion of the 1993 European "free flights" expenses in S,G&A was a $5 million reversal of excess reorganization expenses in Europe.

OPERATING INCOME

Operating income for 1994 totaled $322.8 million or 9.6 percent of sales compared to $158.9 million or 5.3 percent of sales in 1993. Before the special charge, operating income in 1993 was $208.9 million or 7.0 percent of sales.

OTHER INCOME AND EXPENSE

In the fourth quarter of 1994, the Company sold its home appliance operations in Australia and New Zealand ("Australian Operations") for $82.1 million in cash. The pretax loss from the sale was $13.1 million and resulted in an after-tax loss of $16.4 million. The pretax loss resulted primarily from recognition of the foreign currency translation loss that the Company had accumulated in Shareowners' Equity since the operations were acquired in 1989. The higher loss after-tax resulted from a lower tax basis in the operations, as compared to the book investment, in computing the tax liability.

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

NET INCOME

Excluding the $16.4 million after-tax loss on the sale of the Australian

Operations in 1994, the $3.2 million cumulative effect of accounting change in 1994, the $20 million special tax benefit in 1994 and the $30 million after-tax special "free flights" promotion charge in 1993, income would have been $147.6 million or $1.38 per share in 1994 compared to $81.3 million or $.76 per share in 1993.

Liquidity and Capital Resources

During the year, the Company's primary sources of liquidity were cash provided by operating activities, proceeds from business divestitures and external debt. Detailed information on the Company's cash flows is presented in the Statements of Consolidated Cash Flows.

CASH FLOW FROM OPERATING ACTIVITIES

Cash flow generated from operating activities consists of net income adjusted for certain non-cash income and expenses and changes in working capital. Non-cash income and expenses include items such as depreciation, amortization and deferred income taxes. Working capital consists primarily of accounts receivable, inventory and current liabilities.

Cash flow from operating activities improved in 1995 compared to 1994 primarily as a result of a decrease in accounts receivable. Included in the working capital improvement was the sale of $43 million of accounts receivable relating to Maytag Financial Services which ceased operations in 1994. In addition, cash outflows for 1994 included $53 million of payments for the 1992 reorganization of the European operations and the 1992/1993 European "free flights" promotional programs. The funding of these events was substantially completed in 1994.

CASH FLOW FROM INVESTING ACTIVITIES

The $148.5 million proceeds from business disposition in 1995 includes the $164.3 million in cash received from the sale of the European Operations, net of $15.8 million cash in the business sold. Proceeds from the sale of the Australian Operations provided cash of $82.1 million in 1994, net of $2.7 million cash in the business sold.

The Company continually invests in its businesses to improve product design and manufacturing processes and to increase capacity when needed. Capital spending in 1995 was significantly higher than 1994 due to the continuation of several major capital projects that the Company will be implementing over the next several years. These projects include a new high efficiency clothes washer and a complete redesign of the Company's refrigerator product lines. Planned capital expenditures for 1996 approximate $200 million and relate to these new projects as well as other ongoing production improvements and product enhancements. Capital spending in 1996 includes approximately $9 million of interest expense which will be capitalized as a result of the major capital projects described above.

CASH FLOW FROM FINANCING ACTIVITIES

In the fourth quarter, the Company increased the quarterly dividend from $.125 to $.14 per share. As a result, dividend payments in 1995 increased to $55.4 million from $53.6 million in 1994.

The Company used a portion of the cash flow generated from operations and proceeds from the business dispositions described above to reduce notes payable and long-term debt by $193.4 million in 1995. Included in the debt reduction is $116.5 million for the early retirement of a portion of the
Company's outstanding long-term debt at December 31, 1994.   The Company's
ratio of debt to total capitalization decreased from 50.7 percent at December 31, 1994 to 45.9 percent at December 31, 1995.

In the fourth quarter of 1995, the Company commenced a stock repurchase program to buy up to 10.8 million shares of the Company's outstanding Common stock. Through December 31, 1995, 2.7 million shares had been repurchased at a total cost of $54.8 million. The shares repurchased in the quarter did not have a material impact on earnings per share in the fourth quarter or full year of 1995. The repurchase program is expected to continue periodically for an unspecified length of time.

Any funding requirements for future capital expenditures and other cash requirements in excess of cash on hand and generated from future operations will be supplemented by the issuance of commercial paper, debt securities and bank borrowings. The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires July 27, 2000 and includes covenants for interest coverage and leverage.

Contingencies/Other

In connection with the sale of the European Operations, the terms of the contract provide for a post closing adjustment to the price under which the Company has asserted an additional amount of approximately $15 million is owed by the buyer. The post closing adjustment is in dispute and may ultimately depend on the decision of an independent third party. Also in connection with the sale, the Company has made various warranties to the buyer, including the accuracy of tax net operating losses in the United Kingdom, and has agreed to indemnify the buyer for liability resulting from customer claims under the "free flights" promotions in excess of the reserve balance at the time of sale. There are limitations on the Company's liability in the event the buyer incurs a loss as a result of breach of the warranties. The Company does not expect the resolution of these items to have a material adverse effect on its financial condition.

The Company announced in the fourth quarter of 1995 that it will conduct an in-home inspection program to eliminate a potential problem with a small electrical component in Maytag brand dishwashers. Although the ultimate cost of the repair will not be known until the inspection program is complete, it is not expected to have a material impact on the Company's results. The Company will seek reimbursement from the supplier of the component.

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 (FAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This pronouncement, which is required to be adopted no later than the first quarter of 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill relating to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company does not believe adoption of the statement will have a material impact on its financial results.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation." The pronouncement is required to be adopted in fiscal year 1996. The accounting requirements of the statement allow companies to choose between existing rules and the fair value rules in the new statement. The Company has chosen to continue to follow the existing accounting rules under APB opinion No. 25.

In February 1996, the Company announced a streamlining of its major home appliance business designed to strengthen its position in the industry and to deliver improved results to customers and shareowners. This includes the consolidation of two business units into a single business unit which will manage the operations of all its major home appliance brands and the closing of a cooking products plant in Indianapolis, Indiana. The Company will take 1996 charges of $50 million for restructuring costs related to the streamlining. The majority of these costs are anticipated to be recorded as a one-time charge in the first quarter of 1996.

Item 8. Financial Statements and Supplementary Data.
                                                                    Page

        Report of Independent Auditors  . . . . . . . . . . . . . .  17

        Statements of Consolidated Income (Loss)--Years Ended
          December 31, 1995, 1994, and 1993 . . . . . . . . . . . .  18

        Statements of Consolidated Financial Condition--
          December 31, 1995 and 1994  . . . . . . . . . . . . . . .  19

        Statements of Consolidated Shareowners' Equity--Years Ended
          December 31, 1995, 1994 and 1993  . . . . . . . . . . . .  21

        Statements of Consolidated Cash Flows--Years Ended
          December 31, 1995, 1994 and 1993  . . . . . . . . . . . .  23

        Notes to Consolidated Financial Statements  . . . . . . . .  24

        Quarterly Results of Operations--Years 1995 and 1994  . . .  37

                       Report of Independent Auditors



Shareowners and Board of Directors
Maytag Corporation


We have audited the accompanying statements of consolidated financial condition of Maytag Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income (loss), shareowners' equity and cash flows for each of three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     Ernst & Young LLP


Chicago, Illinois
January 30, 1996

Statements of Consolidated Income (Loss)

                                              Year Ended December 31
In thousands except per share data          1995          1994          1993
Net sales                            $ 3,039,524   $ 3,372,515   $ 2,987,054
Cost of sales                          2,250,616     2,496,065     2,262,942
    Gross profit                         788,908       876,450       724,112
Selling, general and administrative
expenses                                 500,674       553,682       515,234
Special charge                                                        50,000
    Operating income                     288,234       322,768       158,878
Interest expense                         (52,087)      (74,077)      (75,364)
Loss on business dispositions           (146,785)      (13,088)
Settlement of lawsuit                    (16,500)
Loss on guarantee of indebtedness        (18,000)
Other--net                                 4,942         5,734         6,356
    Income before income taxes,
    extraordinary item and
    cumulative effect of
    accounting change                     59,804       241,337        89,870
Income taxes                              74,800        90,200        38,600
    Income (loss) before
    extraordinary item and
    cumulative effect of accounting
    change                               (14,996)      151,137        51,270
Extraordinary item - loss on early
retirement of debt                        (5,480)
Cumulative effect of accounting
change                                                  (3,190)
    Net income (loss)                $   (20,476)  $   147,947   $    51,270



Income (loss) per average share of Common stock:
  Income (loss) before
  extraordinary item and
  cumulative effect of accounting
  change                             $     (0.14)  $      1.42   $      0.48
  Extraordinary item - loss on
  early retirement of debt           $     (0.05)
  Cumulative effect of accounting
  change                                           $     (0.03)
  Net income (loss) per Common
  share                              $     (0.19)  $      1.39   $      0.48

See notes to consolidated financial statements.

Statements of Consolidated Financial Condition



                                                           December 31
In thousands except share data                            1995          1994
Assets

Current assets
Cash and cash equivalents                          $   141,214   $   110,403
Accounts receivable, less allowance--
(1995--$12,540; 1994--$20,037)                         417,457       567,531
Inventories                                            265,119       387,269
Deferred income taxes                                   42,785        45,589
Other current assets                                    43,559        19,345
    Total current assets                               910,134     1,130,137


Noncurrent assets
Deferred income taxes                                   91,610        72,394
Pension investments                                      1,489       112,522
Intangible pension asset                                91,291        84,653
Other intangibles, less allowance for
amortization--(1995--$65,039; 1994--$56,250)           300,086       310,343
Other noncurrent assets                                 29,321        44,979
    Total noncurrent assets                            513,797       624,891


Property, plant and equipment
Land                                                    24,246        32,600
Buildings and improvements                             260,394       284,439
Machinery and equipment                              1,030,233     1,109,411
Construction in progress                                97,053        30,305
                                                     1,411,926     1,456,755
Less allowance for depreciation                        710,791       707,456
    Total property, plant and equipment                701,135       749,299
    Total assets                                   $ 2,125,066   $ 2,504,327

                                                           December 31
In thousands except share data                            1995          1994
Liabilities and Shareowners' Equity

Current liabilities
Notes payable                                      $             $    45,148
Accounts payable                                       142,676       212,441
Compensation to employees                               61,644        61,311
Accrued liabilities                                    156,041       146,086
Income taxes payable                                     3,141        26,037
Current maturities of long-term debt                     3,201        43,411
    Total current liabilities                          366,703       534,434


Noncurrent liabilities
Deferred income taxes                                   14,367        38,375
Long-term debt                                         536,579       663,205
Postretirement benefits other than pensions            428,478       412,832
Pension liability                                       88,883        59,363
Other noncurrent liabilities                            52,705        64,406
    Total noncurrent liabilities                     1,121,012     1,238,181


Shareowners' equity
Common stock:
  Authorized--200,000,000 shares (par value
  $1.25)
  Issued--117,150,593 shares, including shares
  in treasury                                          146,438       146,438
Additional paid-in capital                             472,602       477,153
Retained earnings                                      344,346       420,174
Cost of Common stock in treasury (1995--
11,745,395 shares; 1994--9,813,893 shares)            (255,663)     (218,745)
Employee stock plans                                   (57,319)      (60,816)
Minimum pension liability adjustment                    (5,656)
Foreign currency translation                            (7,397)      (32,492)
    Total shareowners' equity                          637,351       731,712
    Total liabilities and shareowners' equity      $ 2,125,066   $ 2,504,327


See notes to consolidated financial statements.

Statements of Consolidated Shareowners' Equity
                                          Additional                                     Employee    Pension     Foreign
                         Common Stock       Paid-In    Retained       Treasury Stock       Stock    Liability    Currency
 In thousands          Shares     Amount    Capital    Earnings     Shares     Amount      Plans    Adjustment Translation
 Balance at December
   31, 1992           117,151    $146,438   $478,463    $328,122   (10,546)  $(234,993)   $(65,638) $            $(53,167)
 Net income                                               51,270
 Cash dividends                                          (53,569)
 Stock issued under
 employee stock plans                           (911)                   92       2,111
 Stock awards:
  Granted                                     (3,645)                  491      10,939      (7,294)
  Earned or canceled                           6,136                  (550)    (12,403)      9,102
 ESOP:
  Issued                                        (651)                   82       1,836
  Allocated                                                                                  1,488
 Tax benefit of ESOP
 dividends and stock
 options                                         675
 Translation                                                                                                      (17,528)
 adjustments
 Balance at December
   31, 1993           117,151     146,438    480,067     325,823   (10,431)   (232,510)    (62,342)               (70,695)
 Net income                                              147,947
 Cash dividends                                          (53,596)
 Stock issued under
 employee stock plans                         (1,760)                  207       4,635
 Stock awards:
  Granted                                     (1,045)                  243       5,397      (4,352)
  Earned or canceled                             413                   (65)     (1,457)      4,284
 Conversion of
 subordinated
 debentures                                     (985)                  137       3,063
 ESOP:
  Issued                                        (493)                   95       2,127
  Allocated                                                                                  1,594
 Tax benefit of ESOP
 dividends and stock
 options                                         956






 Translation
 adjustments related
 to business
 disposition                                                                                                       13,089
 Translation
 adjustments                                                                                                       25,114
 Balance at December
   31, 1994           117,151     146,438    477,153     420,174    (9,814)   (218,745)    (60,816)               (32,492)
 Net loss                                                (20,476)
 Cash dividends                                          (55,352)
 Stock issued under
 employee stock plans                         (2,301)                  339       7,295
 Stock awards:
  Granted                                     (1,539)                  212       4,713      (3,173)
  Earned or canceled                             672                  (108)     (2,408)      4,949
 Purchase of Common
 stock for treasury                                                 (2,744)    (54,775)
 Conversion of
 subordinated
 debentures                                   (1,941)                  272       6,071
 ESOP:
  Issued                                        (629)                   98       2,186
  Allocated                                                                                  1,721
 Tax benefit of ESOP
 dividends and stock
 options                                       1,187
 Minimum pension
 liability adjustment                                                                                  (5,656)
 Translation
 adjustments related
 to business
 disposition                                                                                                       19,887
 Translation
 adjustments                                                                                                        5,208
 Balance at December
   31, 1995           117,151    $146,438   $472,602    $344,346   (11,745)  ($255,663)   ($57,319)   ($5,656)    ($7,397)

 See notes to consolidated financial statements.

 Statements of Consolidated Cash Flows

                                                Year Ended December 31
 In thousands                                1995         1994         1993

 Operating activities
 Net income (loss)                      $ (20,476)   $ 147,947    $  51,270
 Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Loss on business dispositions          146,785       13,088
   Cumulative effect of accounting
   change                                                3,190
   Depreciation and amortization          111,861      119,358      111,781
   Deferred income taxes                  (42,036)     (10,058)     (35,833)
   Reorganization expenses                              (5,000)      (5,000)
   "Free flights" promotion expenses                       700       60,379
   Changes in selected working
   capital items exclusive of
   business dispositions:
     Inventories                           13,248       24,503      (29,323)
     Receivables                           60,156      (53,074)     (59,745)
     Other current assets                   5,548       (2,537)      11,136
     Other current liabilities              4,624       43,387      (17,383)
     Reorganization reserve                  (903)     (26,686)     (39,671)
     "Free flights" promotion reserve        (388)     (26,709)     (42,981)
   Pension assets and liabilities          17,735       14,089       43,513
   Postretirement benefits                 15,702       21,197       11,259
   Other--net                               2,643        5,967       11,913
      Net cash provided by operating
      activities                          314,499      269,362       71,315

 Investing activities
 Capital expenditures--net               (148,349)     (79,024)     (95,990)
 Proceeds from business dispositions
 (net of cash in businesses sold of
 $15,783 in 1995 and $2,650 in 1994)      148,497       79,428
      Total investing activities              148          404      (95,990)

 Financing activities
 Proceeds from credit agreements and
 long-term borrowings                                                 5,500
 (Decrease) increase in notes payable     (29,808)    (118,134)     138,951
 Reduction in long-term debt             (163,609)     (36,001)     (94,449)
 Stock repurchases                        (54,775)
 Stock options exercised and other
   Common stock transactions               16,801       12,377        5,903
 Dividends                                (55,352)     (53,596)     (53,569)
      Total financing activities         (286,743)    (195,354)       2,336
 Effect of exchange rates on cash           2,907        4,261       (2,963)
      Increase (decrease) in cash
      and cash equivalents                 30,811       78,673      (25,302)
 Cash and cash equivalents at
 beginning of year                        110,403       31,730       57,032
      Cash and cash equivalents at
      end of year                       $ 141,214    $ 110,403    $  31,730

 See notes to consolidated financial statements.

 Notes to Consolidated Financial Statements



 Summary of Significant Accounting Policies:
 Organization: Home Appliances-The Company, through its various business units, manufactures, distributes and services a broad line of home appliances including laundry equipment, dishwashers, refrigerators, cooking appliances, vacuum cleaners and steam carpet cleaners. In the second quarter of 1995, the Company sold its home appliance operations in Europe and in the fourth quarter of 1994, the Company sold its home appliance operations in Australia and New Zealand. The Company markets its home appliances to all major United States and certain international markets, including the replacement market, the commercial laundry market, the new home and apartment builder market, the recreational vehicle market, the private label market and the household/commercial floor care market. Products are primarily sold to dealers, but also sold through independent distributors, mass merchandisers and large regional and national department stores.
    Vending Equipment-The Company manufactures, through its Dixie-Narco subsidiary, a variety of bottle and can vending equipment and glass front coolers. The products are sold worldwide primarily to soft drink bottlers and vending equipment distributors.

 Principles of Consolidation: The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
    Prior to the quarter ended December 31, 1994, the Company's European subsidiaries were consolidated as of a date one month earlier than subsidiaries in the United States. In the fourth quarter of 1994, this one month reporting lag was eliminated and European results for the quarter ended December 31, 1994 included activity for four months. The effect of this change increased net sales by $25.2 million in the fourth quarter of 1994, and the impact on net income was not significant.
    Exchange rate fluctuations from translating the financial statements of subsidiaries located outside the United States into U.S. dollars and exchange gains and losses from designated intercompany foreign currency transactions are recorded in a separate component of shareowners' equity. All other foreign exchange gains and losses are included in income.
    Certain previously reported amounts have been reclassified to conform with the current period presentation.

 Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

 Cash Equivalents: Highly liquid investments with a maturity of 90 days or less when purchased are considered by the Company to be cash equivalents.

 Inventories: Inventories are stated at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 96 percent and 80 percent of the Company's inventories at December 31, 1995 and 1994. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method.

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

 Forward Foreign Exchange Contracts: The Company enters into forward foreign exchange contracts to hedge exposures related to foreign currency transactions. Losses on hedges of firm identifiable commitments are recognized in the same period in which the underlying transaction is recorded. Gains and losses on other contracts are marked to market each period and the gains and losses are included in income.

 Business Dispositions
 In the second quarter of 1995, the Company sold its home appliance operations in Europe for $164.3 million in cash, subject to a post closing adjustment to the price. The pretax loss from the sale was $140.8 million and resulted in an after-tax loss of $135.4 million. In the fourth quarter of 1995, the Company sold the business and assets of a Dixie-Narco manufacturing operation in Eastlake, Ohio. The pretax loss from the sale was $6 million and resulted in an after-tax loss of $3.6 million. In the fourth quarter of 1994, the Company sold its home appliance operations in Australia and New Zealand for $82.1 million in cash. The pretax loss on the sale was $13.1 million and resulted in an after-tax loss of $16.4 million. See industry segment and geographic information for financial information related to these businesses.

 Other Expenses
 In the third quarter of 1995, the Company recorded a $16.5 million charge to settle a lawsuit relating to the 1991 closing of a former Dixie-Narco plant in Ranson, West Virginia. The after-tax charge was $9.9 million.
    The Company is contingently liable under guarantees for indebtedness owed by a third party ("borrower") of $23 million relating to the sale in 1992 of one of the Company's manufacturing facilities. The borrower is presently in default under the terms of the loan agreement. Although the indebtedness is collateralized by the assets of the borrower, the net realizable value of these assets is substantially less than the amount of indebtedness. The borrower also has another outstanding debt of $2.5 million to the Company. In the fourth quarter of 1995, the Company recorded an $18 million charge to establish a reserve for the loan guarantees and other debt. The after-tax charge was $10.8 million.

 Inventories
                                                            December 31
 In thousands                                             1995         1994
 Finished products                                   $ 163,968    $ 254,345
 Work in process, raw materials and supplies           101,151      132,924
                                                     $ 265,119    $ 387,269

    If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been $82.1 million and $77.1 million higher than reported at December 31, 1995 and 1994.

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

                                                Year Ended December 31
 In thousands                                1995         1994         1993
 Service cost--benefits earned during
 the period                             $  20,358    $  28,550    $  24,067
 Interest cost on projected benefit
 obligation                                80,163       94,148       90,322
 Return on plan assets:
   Actual return                         (170,847)         559     (167,540)
   Expected return (higher) lower
   than actual                             82,427     (117,553)      54,399
   Expected return on plan assets         (88,420)    (116,994)    (113,141)
 Other net amortization and deferral        6,355        9,474        4,917
   Net pension expense                  $  18,456    $  15,178    $   6,165

    Assumptions used in determining net periodic pension expense (income) for the defined benefit plans in the United States were:

                                                   1995      1994      1993
 Discount rates                                     8.5%      7.5%      8.5%
 Rates of compensation increase                     6.0%      5.0%      6.0%
 Expected long-term rates of return on assets       9.5%      9.5%      9.5%

    For the valuation of pension obligations at the end of 1995 set forth in the table below, and for determining pension expense in 1996, the discount rate and rate of compensation increase have been decreased to 7.5 percent and 5.0 percent, respectively. The majority of the increase in the projected benefit obligation between 1994 and 1995 is due to the decrease in the discount rate. Assumptions for defined benefit plans outside the United States are comparable to the above in all periods.
    As of December 31, 1995, approximately 96 percent of the plan assets are invested in listed stocks and bonds. The balance is invested in real estate and short term investments.
    Certain pension plans in the United States provide that in the event of a change of Company control and plan termination, any excess funding may be used only to provide pension benefits or to fund retirees' health care benefits. The use of all pension assets for anything other than providing employee benefits is either limited by legal restrictions or subject to severe taxation.
    The following table sets forth the funded status and amounts recognized in the statements of consolidated financial condition for the Company's defined benefit pension plans:

                            December 31, 1995            December 31, 1994
                           Plans in      Plans in      Plans in      Plans in
                              Which         Which         Which         Which
                      Assets Exceed   Accumulated Assets Exceed   Accumulated
                        Accumulated      Benefits   Accumulated      Benefits
 In thousands              Benefits Exceed Assets      Benefits Exceed Assets
 Actuarial present
 value of benefit
 obligation:
  Vested benefit
  obligation            $   (8,096)   $ (721,880)   $  (399,971)  $ (617,011)
  Accumulated benefit
  obligation            $   (8,099)   $ (803,468)   $  (399,975)  $ (683,551)
  Projected benefit
  obligation            $   (8,781)   $ (855,017)   $  (426,485)  $ (745,273)
 Plan assets at fair
 value                       9,934       714,818        523,104      625,648
 Projected benefit
 obligation less than
 (in excess of) plan
 assets                      1,153      (140,199)        96,619     (119,625)
 Unrecognized net
 (gain) loss                     5        83,828        (22,002)      91,078
 Prior service cost
 not yet recognized
 in net periodic
 pension cost                  604        90,670         38,159       85,191
 Unrecognized net
 asset at adoption of
 FAS 87, net of
 amortization                 (273)      (26,235)          (254)     (31,354)
 Net pension asset      $    1,489    $    8,064    $   112,522   $   25,290
 Recognized in the
 statements of
 consolidated
 financial condition
 Pension investment
 (liability)            $    1,489    $  (88,883)   $   112,522   $  (59,363)
 Intangible pension
 asset                                    91,291                      84,653
  Reduction of
  shareowners' equity                      5,656
 Net pension asset      $    1,489    $    8,064    $   112,522   $   25,290

    Pension investments above of approximately $112 million at December 31, 1994, and pension income of $2.2 million, $1.6 million and $5.5 million in 1995, 1994 and 1993 relate to pension plans covering employees in Europe. These plans were transferred to the buyer in 1995 in connection with the sale of the Company's home appliance operations in Europe.
    In 1995 and 1994, the Company recorded $96.9 million and $84.7 million, respectively, to recognize the minimum pension liability required by the provisions of Financial Accounting Standards Board Statement No. 87 (FAS
 87), "Employers' Accounting for Pensions." The transaction, which had no effect on income, was offset by recording an intangible asset of $91.2 million in 1995 and $84.7 million in 1994. The intangible asset represents a future economic benefit arising from the granting of retroactive pension benefits over many years and will be amortized to expense over the remaining average working lifetime of the affected employees. The intangible asset is required to be recognized in accordance with FAS 87 due to an increase in the accumulated benefit obligation resulting from the decrease in the discount rate. In addition, because the intangible asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance in 1995 of $5.7 million, net of income tax benefits is recorded as a separate reduction of shareowners' equity at December 31, 1995.

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

                                                 Year Ended December 31
 In thousands                                  1995        1994        1993
 Service cost                              $ 12,876    $ 15,440    $ 10,225
 Interest cost                               27,911      29,448      26,939
 Net amortization and deferral               (8,147)     (5,957)     (8,228)
    Net periodic postretirement benefit
    cost                                   $ 32,640    $ 38,931    $ 28,936

    Assumptions used in determining net periodic postretirement benefit cost were:
                                                    1995      1994      1993
 Health care cost trend rates(1):
   Current year                                     9.0%     13.0%     14.0%
   Decreasing gradually to                          6.0%      6.0%      6.0%
   Until the year                                   2001      2001      2009
   Each year thereafter                             6.0%      6.0%      6.0%
 Discount rates                                     8.5%      7.5%      8.5%

 (1) Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

    For the valuation of the accumulated benefit obligation at December 31, 1995 and for determining postretirement benefit costs in 1996, the discount rate has been decreased to 7.5 percent.
    The health care cost trend rate assumption has a significant impact on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $41.8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by $5.3 million.
    The following table presents the status of the plans reconciled with amounts recognized in the statements of consolidated financial condition for the Company's postretirement benefits.

                                                            December 31
 In thousands                                             1995         1994
 Accumulated postretirement benefit obligation:
   Retirees                                          $ 259,421    $ 239,593
   Fully eligible active plan participants              42,698       37,569
   Other active plan participants                       92,557       79,524
                                                       394,676      356,686
   Unamortized plan amendment                           37,235       45,598
   Unrecognized net gain(loss)                          (3,433)      10,548
 Postretirement benefit liability recognized in
 the statements of consolidated financial
 condition                                           $ 428,478    $ 412,832

 Employee Stock Ownership Plan and Other Employee Benefits
 The Company has established a trust to administer a leveraged employee stock ownership plan (ESOP) within an existing employee savings plan. The Company has guaranteed the debt of the trust and will service the repayment of the debt, including interest, through the Company's employee savings plan contribution and from the quarterly dividends paid on stock held by the ESOP. Dividends paid by the Company on stock held by the ESOP totaled $1.5 million, $1.4 million and $1.4 million in 1995, 1994 and 1993. The ESOP notes are collateralized by the Common stock owned by the ESOP trust. The Company makes annual contributions to the ESOP to the extent the dividends earned on the shares held are less than the debt service requirements. The Company made contributions to the plan of $6.3 million, $5.9 million and $5.5 million for loan payments in 1995, 1994 and 1993. As the debt is repaid, shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the year. Accordingly, the loan outstanding is recorded as debt and the cost of shares pledged as collateral are reported as a reduction of Shareowners' Equity (employee stock plans). As the shares are released from collateral, the Company reports compensation expense based on the historical cost of the shares. The Company also expenses any additional contributions required if the shares released from collateral are less than the shares earned by the employees. All shares held by the ESOP are considered outstanding for earnings per share computations and dividends earned on the shares are recorded as a reduction of retained earnings. Expenses of the ESOP, the majority of which represents interest on the ESOP debt, totaled $8.3 million, $7.4 million and $7.5 million in 1995, 1994 and 1993. The ESOP shares as of December 31 were as follows:

                                                          1995         1994
 Released and allocated shares                        1,053,087      884,373
 Unreleased shares                                    1,804,056    1,972,770
                                                      2,857,143    2,857,143

    In the first quarter of 1994, the Company adopted Financial Accounting Standards Board Statement No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." The new rules require recognition of a liability for certain disability and severance benefits to former or inactive employees. The cumulative effect of the accounting change was $3.2 million. The ongoing expenses associated with the adoption of this standard are not significant.

 Accrued Liabilities
                                                            December 31
 In thousands                                             1995         1994
 Warranties                                          $  31,035    $  42,977
 Advertising/sales promotion                            28,297       27,315
 Other                                                  96,709       75,794
                                                     $ 156,041    $ 146,086

 Income Taxes
 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            December 31
 In thousands                                             1995         1994
 Deferred tax assets (liabilities):
  Tax over book depreciation                         $ (93,173)   $(107,662)
  Postretirement benefit obligation                    167,783      160,291
  Product warranty/liability accruals                   22,473       18,887
  Pensions and other employee benefits                  11,112      (37,284)
  Capital loss carryforward                             37,876
  Net operating loss carryforwards                       4,456       67,562
  Foreign tax credit carryforward                                     6,277
  Other                                                  9,037       (6,664)
                                                       159,564      101,407
 Less valuation allowance for deferred tax assets      (40,492)     (21,799)
      Net deferred tax assets                        $ 119,072    $  79,608
 Recognized in statements of consolidated
 financial condition:
  Deferred tax assets--current                       $  42,785    $  45,589
  Deferred tax liabilities--current                       (956)
  Deferred tax assets--noncurrent                       91,610       72,394
  Deferred tax liabilities--noncurrent                 (14,367)     (38,375)
      Net deferred tax assets                        $ 119,072    $  79,608

    At December 31, 1995, the Company has available for tax purposes approximately $13 million of net operating loss carryforwards outside the United States which expire in various years through 2005. The Company also has a capital loss carryforward available in the United States of $108 million which expires in the year 2000.
    Income (loss) before income taxes, extraordinary item and cumulative effect of accounting change consists of the following:

                                                Year Ended December 31
 In thousands                                1995         1994         1993
 United States                          $  65,041    $ 230,320    $ 162,554
 Non-United States                         (5,237)      11,017      (72,684)
                                        $  59,804    $ 241,337    $  89,870

 Significant components of the provision for income taxes are as follows:

                                                Year Ended December 31
 In thousands                                1995         1994         1993
 Current provision:
    Federal                             $  81,200    $  78,200    $  51,700
    State                                  16,400       16,400        9,100
    Non-United States                       1,100       12,900       20,000
                                           98,700      107,500       80,800
 Deferred provision:
    Federal                               (19,900)      (9,400)         400
    State                                  (5,200)      (2,500)         700
    Non-United States                       1,200       (5,400)     (43,300)
                                          (23,900)     (17,300)     (42,200)
      Provision for income taxes        $  74,800    $  90,200    $  38,600

 Significant items impacting the effective income tax rate are as follows:

                                              Year Ended December 31
 In thousands                                1995         1994         1993
 Income before extraordinary item and
 cumulative effect of accounting
 change computed at the statutory
 United States income tax rate          $  20,900    $  84,500    $  31,500
 Increase (reduction) resulting from:
    Tax benefit associated with
    European operating losses and
    reorganization costs                               (20,000)
    Non-United States losses with no
    tax benefit                               400        5,800
    Goodwill amortization                   3,200        3,200        3,200
    Effect of business disposition         46,000        7,800
    Effect of statutory rate
    differences outside the United
    States                                    900          100        2,500
    State income taxes, net of
    federal tax benefit                     7,300        9,000        6,400
    Tax credits arising outside the
    United States                          (1,200)        (600)        (800)
    Effect of tax rate changes on
    deferred taxes                                                   (2,500)
    Other-net                              (2,700)         400       (1,700)
      Provision for income taxes        $  74,800    $  90,200    $  38,600

    Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $21 million at December 31, 1995), taxes which would result from distribution have not been provided on such earnings. If such earnings were distributed, additional taxes payable would be significantly reduced by available tax credits arising from taxes paid outside the United States.
    Income taxes paid, net of refunds received, during 1995, 1994 and 1993 were $123 million, $103 million, and $68.3 million, respectively.

 Notes Payable
 Notes payable at December 31, 1994 consisted of notes payable to banks of $29 million, in addition to $16 million in commercial paper borrowings. The Company's commercial paper program is supported by a credit agreement totaling $400 million which expires on July 27, 2000. Subject to certain exceptions, the credit agreement requires the Company to be within certain quarterly levels of maximum leverage and minimum interest coverage. At December 31, 1995, the Company was in compliance with all covenants. The weighted average interest rate on all notes payable and commercial paper borrowings was 6.5 percent at December 31, 1994. There were no notes payable and commercial paper borrowings at December 31, 1995.

 Long-Term Debt
 Long-term debt consisted of the following:

                                                            December 31
 In thousands                                             1995         1994
 Notes payable with interest payable semiannually:
    Due May 15, 2002 at 9.75%                        $ 177,425    $ 200,000
    Due July 15, 1999 at 8.875%                        148,550      175,000
    Due July 1, 1997 at 8.875%                          53,741      100,000
 Medium-term notes, maturing from 2001 to 2010,
 from 7.69% to 9.03% with interest payable
 semiannually                                          101,500      162,750
 Employee stock ownership plan notes payable
 semiannually through July 2, 2004 at 9.35%             55,373       57,504
 Other                                                   3,191       11,362
                                                       539,780      706,616
 Less current maturities of long-term debt               3,201       43,411
 Long-term debt                                      $ 536,579    $ 663,205

    The 9.75 percent notes, the 8.875 percent notes due in 1999 and the medium-term notes grant the holders the right to require the Company to repurchase all or any portion of their notes at 100 percent of the principal amount thereof, together with accrued interest, following the occurrence of both a change in Company control and a credit rating decline.
    The fair value of the Company's long-term debt, based on public quotes if available, exceeded the amount recorded in the statements of consolidated financial condition at December 31, 1995 and 1994 by $68.1 million and $17.3 million, respectively.
    Interest paid during 1995, 1994 and 1993 was $60.2 million, $75.2 million, and $76.2 million. The aggregate maturities of long-term debt in each of the next five years is as follows (in thousands): 1996-$3,201; 1997-$57,489; 1998-$4,378; 1999-$153,696; 2000-$6,119.
    In 1995, the Company retired $116.5 million of long-term debt.
 Included in this amount was $22.6 million of the 9.75 percent notes due May 15, 2002, $26.4 million of the 8.875 percent notes due July 15, 1999, $46.3 million of the 8.875 percent notes due July 1, 1997 and $21.2 million of medium term notes ranging in maturities from November 15, 2001 to February 23, 2010. As a result of these early retirements, the Company recorded an after-tax charge of $5.5 million (net of income tax benefit of $3.6 million), which has been reflected in the consolidated statement of income
 (loss) as an extraordinary item.

 Forward Foreign Exchange Contracts
 The Company has entered into contracts to hedge its exposure to fluctuations in foreign currency exchange rates. These contracts usually consist of forward rate agreements and options, which give the Company the right but not the obligation to convert foreign currency to U.S. dollars at a pre-determined rate. Counterparties to these agreements are major international financial institutions.
    The Company uses these instruments to hedge exposures resulting from certain monetary assets and liabilities as well as firm commitments and certain anticipated foreign exchange transactions resulting from the export and import of products and supplies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from these transactions could be adversely affected by changes in exchange rates.
    At December 31, 1995 the Company had forward exchange contracts for the exchange of Canadian dollars, all having maturities of less than twelve months, in the amount of U.S. $57.9 million. The Company also had option contracts, with maturities of less than twelve months, to exchange Canadian dollars to U.S. dollars in the amount U.S. $9.5 million. Gains and losses recognized from these contracts in 1995 were not significant.

 Leases
 The Company leases buildings, machinery, equipment and automobiles under operating leases. Rental expense for operating leases amounted to $20.6 million, $24.4 million, and $22.8 million for 1995, 1994 and 1993.
    Minimum lease payments under leases expiring subsequent to December 31, 1995 are:

 Year Ending In thousands
 1996                                                             $  14,441
 1997                                                                 8,625
 1998                                                                 6,249
 1999                                                                 5,293
 2000                                                                 4,100
 Thereafter                                                           8,745
    Total minimum lease payments                                  $  47,453

 Stock Options
 In 1992, the shareowners approved the 1992 stock option plan for executives and key employees. The plan provides that options could be granted to key employees for not more than 3.6 million shares of the Common stock of the Company. The option price under the plan is the fair market value at the date of the grant. Options may not be exercised until one year after the date granted. In the event of a change of Company control, all options become immediately exercisable.
    Under the Company's 1986 plan which expired in 1991, options to purchase 1.6 million shares of Common stock were granted at the market value at the date of grant. Some options were also granted under this plan with stock appreciation rights (SAR) which entitle the employee to surrender the right to receive up to one-half of the shares covered by the option and to receive a cash payment equal to the difference between the option price and the market value of the shares being surrendered.
    In April 1990, the Company's shareowners approved the Maytag
 Corporation 1989 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 250,000 shares of Common stock to the Company's non-employee directors. Options under this plan are immediately exercisable upon grant.
    Option shares outstanding under all of the plans described above total
 4.0 million at December 31, 1995. The following is a summary of certain information relating to these plans:

                                           Average      Option
                                            Price       Shares        SAR
 Outstanding December 31, 1992             $15.09     2,013,137     587,949
    Granted                                 15.92      599,060
    Exercised                               12.89     (101,156)      (5,360)
    Exchanged for SAR                       12.53       (5,360)
    Canceled or expired                     16.26     (147,080)     (85,728)
 Outstanding December 31, 1993              15.33     2,358,601     496,861
    Granted                                 15.78      650,216
    Exercised                               13.66     (211,689)      (6,610)
    Exchanged for SAR                       12.40       (6,610)
    Canceled or expired                     15.40      (78,765)     (77,828)
 Outstanding December 31, 1994              15.53     2,711,753     412,423
    Granted                                 17.62     1,745,420
    Exercised                               14.88     (352,320)      (8,905)
    Exchanged for SAR                       14.21       (8,905)
    Canceled or expired                     16.20     (130,650)     (68,845)
 Outstanding December 31, 1995              16.47     3,965,298     334,673

    Options for 2,236,868 shares, 2,082,747 shares and 1,777,361 shares were exercisable at December 31, 1995, 1994 and 1993. There were 507,334 shares available for future grants at December 31, 1995. In the event of a change in Company control, all stock options granted become immediately exercisable.

 Stock Awards
 In 1991, the shareowners approved the 1991 Stock Incentive Award Plan For Key Executives. This plan authorizes the issuance of up to 2.5 million shares of Common stock to certain key employees of the Company, of which 1,700,250 shares are available for future grants as of December 31, 1995. Under the terms of the plan, the granted stock vests three years after the award date and is contingent upon pre-established performance objectives. In the event of a change of Company control, all incentive stock awards become fully vested. No incentive stock awards may be granted under this plan on or after May 1, 1996.
    Incentive stock awards outstanding at December 31, 1995 and amounts charged to expense for the anticipated payout are:

 In thousands except per share data
                                                Charged to Expense
                        Grant Shares
      Year of Grant      Outstanding        1995         1994         1993
           1995            182,470      $    1,819   $            $
           1994            174,327           2,273       2,005
           1993            383,248           5,285       4,122        3,651
                           740,045      $    9,377   $   6,127    $   3,651

 Shareowners' Equity
 The Company has 24 million authorized shares of Preferred stock, par value $1 per share, none of which is issued.
    Pursuant to a Shareholder Rights Plan approved by the Company in 1988, each share of Common stock carries with it one Right. Until exercisable, the Rights will not be transferable apart from the Company's Common stock. When exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Preferred stock of the Company at a price of $75. The Rights will only become exercisable if a person or group acquires 20 percent (which may be reduced to not less than 10 percent at the discretion of the Board of Directors) or more of the Company's Common stock. In the event the Company is acquired in a merger or 50 percent or more of its consolidated assets or earnings power are sold, each Right entitles the holder to purchase Common stock of either the surviving or acquired company at one-half its market price. The Rights may be redeemed in whole by the Company at a purchase price of $.01 per Right. The Preferred shares will be entitled to 100 times the aggregate per share dividend payable on the Company's Common stock and to 100 votes on all matters submitted to a vote of shareowners. The Rights expire May 2, 1998.


 Industry Segment and Geographic Information
 Principal financial data by industry segment is as follows:

 In thousands                                1995         1994         1993
 Net sales
  Home appliances                      $2,844,811   $3,180,766   $2,830,457
  Vending equipment                       194,713      191,749      156,597
      Total                            $3,039,524   $3,372,515   $2,987,054
 Income before income taxes,
 extraordinary item and cumulative
 effect of accounting change
  Home appliances                       $ 295,806    $ 334,027    $ 163,177
  Vending equipment                        23,466       21,866       17,944
  General corporate                       (31,038)     (33,125)     (22,243)
      Operating income                    288,234      322,768      158,878
  Interest expense                        (52,087)     (74,077)     (75,364)
  Other (see statements of
  consolidated income/loss)              (176,343)      (7,354)       6,356
      Total                             $  59,804    $ 241,337    $  89,870
 Capital expenditures-net
  Home appliances                       $ 140,549    $  75,017    $  92,194
  Vending equipment                         3,998        1,902        1,028
  General corporate                         3,802        2,105        2,768
      Total                             $ 148,349    $  79,024    $  95,990
 Depreciation and amortization
  Home appliances                       $ 105,271    $ 113,160    $ 105,916
  Vending equipment                         4,307        4,434        4,377
  General corporate                         2,283        1,764        1,488
      Total                             $ 111,861    $ 119,358    $ 111,781
 Identifiable assets
  Home appliances                      $1,593,538   $2,053,175   $2,147,174
  Vending equipment                        94,299       98,109      103,765
  General corporate                       437,229      353,043      218,559
      Total                            $2,125,066   $2,504,327   $2,469,498

    Information about the Company's operations in different geographic locations is as follows:

 In thousands                             1995          1994           1993
 Net sales
  North America                    $ 2,858,347   $ 2,831,583    $ 2,468,374
  Europe                               181,177       398,966        390,761
  Australia and New Zealand                          141,966        127,919
      Total                        $ 3,039,524   $ 3,372,515    $ 2,987,054
 Income before income taxes,
 extraordinary item and
 cumulative effect of accounting
 change
  North America                    $   326,451   $   342,887    $   251,328
  Europe                                (7,179)          420        (73,581)
  Australia and New Zealand                           12,586          3,374
  General corporate                    (31,038)      (33,125)       (22,243)
      Operating income                 288,234       322,768        158,878
  Interest expense                     (52,087)      (74,077)       (75,364)
  Other (see statements of
  consolidated income/loss)           (176,343)       (7,354)         6,356
      Total                        $    59,804   $   241,337    $    89,870
 Identifiable assets
  North America                    $ 1,687,837   $ 1,768,629    $ 1,794,271
  Europe                                             382,655        359,323
  Australia and New Zealand                                          97,345
  General corporate                    437,229       353,043        218,559
      Total                        $ 2,125,066   $ 2,504,327    $ 2,469,498

    Sales between affiliates of different geographic regions are not significant. The amount of exchange gain or loss included in operations in any of the years presented was not significant.
    In June 1995, the Company sold its home appliance operations in Europe and in December 1994, the Company sold its home appliance operations in Australia and New Zealand.
    The general Corporate asset category includes items such as cash, deferred tax assets, pension investments and other assets.
    Prior to the quarter ended December 31, 1994, the Company's European subsidiaries were consolidated as of a date one month earlier than subsidiaries in the United States. In the fourth quarter of 1994, this one month reporting lag was eliminated and European results for the quarter ended December 31, 1994 include activity for four months. The effect of this change increased net sales by $25.2 million in the fourth quarter and the impact on income before income taxes and cumulative effect of accounting change was not significant.
    In 1993 the Company incurred $60.4 million in pretax charges for two "free flights" promotion programs in Europe ($50 million in a special charge and $10.4 million in selling, general and administrative expenses).

 Supplementary Expense Information

                                                Year Ended December 31
 In thousands                                1995         1994         1993
 Advertising costs                    $   134,411  $   153,233   $  136,452
 Research and development expenses         47,013       45,926       42,717

    The Company expenses the production costs of advertising as incurred.

 Contingencies and Disclosure of Certain Risks and Uncertainties
 In connection with the sale of the Company's home appliance operations in Europe, the terms of the contract provide for a post closing adjustment to the price under which the company has asserted an additional amount of approximately $15 million is owed by the buyer. The post closing adjustment is in dispute and may ultimately depend on the decision of an independent third party. Also in connection with the sale, the Company has made various warranties to the buyer, including the accuracy of tax net operating losses in the United Kingdom, and has agreed to indemnify the buyer for liability resulting from customer claims under the "free flights" promotions in excess of the reserve balance at the time of sale. There are limitations on the Company's liability in the event the buyer incurs a loss as a result of breach of the warranties. The Company does not expect the resolution of these items to have a material adverse effect on its financial condition.
    The Company recently announced that it will conduct an in-home inspection program to eliminate a potential problem with a small electrical component in Maytag brand dishwashers. Although the ultimate cost of the repair will not be known until the inspection program is complete, it is not expected to have a material impact on the Company's results. The Company will seek reimbursement from the supplier of the component.
    Approximately $43 million of receivables were sold to a third party during 1995 with full or partial recourse. The outstanding balance on such receivables at December 31, 1995 was $28 million of which the Company has a contingent liability of $20 million should all of the receivables become uncollectible.
    In connection with several major manufacturing projects, the Company has outstanding commitments for capital expenditures of $60 million at December 31, 1995.
    Other contingent liabilities arising in the normal course of business, including guarantees, repurchase agreements, pending litigation, environmental issues, taxes and other claims are not considered to be significant in relation to the Company's consolidated financial position.

 Quarterly Results of Operations (Unaudited)
 The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995 and 1994.

 In thousands except per share   December   September    June        March
 data                               31         30         30          31
 1995
  Net sales                     $ 689,541  $ 726,371  $ 803,479   $ 820,133
  Gross profit                    179,721    187,630    200,333     221,224
  Income (loss) before
  extraordinary item               16,616     30,003   (101,146)     39,531
    Per average share                0.16       0.28      (0.95)       0.37
  Net income (loss)                16,616     27,946   (104,569)     39,531
    Per average share           $    0.16  $    0.26  $   (0.98)  $    0.37
 1994
  Net sales                     $ 862,635  $ 848,930  $ 870,385   $ 790,565
  Gross profit                    211,774    230,570    229,616     204,490
  Income before cumulative
  effect of accounting change      17,967     61,030     41,141      30,999
    Per average share                0.17       0.57       0.39        0.29
  Net income                       17,967     61,030     41,141      27,809
    Per average share           $    0.17  $    0.57  $    0.39   $    0.26

    In the second quarter of 1995, the Company sold its home appliance operations in Europe. In the fourth quarter of 1994, the Company sold its home appliance operations in Australia and New Zealand. See Industry Segment and Geographic Information for financial information related to these businesses.
    The quarter ended June 30, 1995 includes a $135.4 million after-tax loss on the sale of the Company's home appliance operations in Europe. The quarter ended September 30, 1995 includes a $9.9 million after-tax charge to settle a lawsuit relating to the closing of the former Dixie-Narco plant in Ranson, West Virginia. The quarter ended December 31, 1995 includes a $10.8 million after-tax loss on guarantee of indebtedness relating to the sale of one of its manufacturing facilities in 1992 and a $3.6 million after-tax loss on the disposal of its Dixie-Narco manufacturing operations in Eastlake, Ohio.
    The quarter ended September 30, 1994 includes a $20 million one-time tax benefit associated with the funding of reorganization costs in Europe over the past several years. The quarter ended December 31, 1994 includes a $16.4 million after-tax loss from the sale of the Company's home appliance operations in Australia.
    Prior to the quarter ended December 31, 1994, the Company's European subsidiaries were consolidated as of a date one month earlier than subsidiaries in the United States. In the fourth quarter of 1994, this one month reporting lag was eliminated and European results for the quarter ended December 31, 1994 include activity for four months. The effect of this change increased net sales by $25.2 million in the fourth quarter and the impact on gross profit and net income was not significant.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None

 PART III

 Item 10. Directors and Executive Officers of the Registrant.

 Information concerning directors and officers on pages 1 through 8 of the Proxy Statement of the Company is incorporated herein by reference. Additional information concerning executive officers of the Company is included under "Executive Officers of the Registrant" included in Part I,
 Item 4.

 Item 11. Executive Compensation.

 Information concerning executive compensation on pages 13 through 23 of the Proxy Statement, is incorporated herein by reference; provided that the information contained in the Proxy Statement under the heading "Compensation Committee Report on Executive Compensation" is specifically not incorporated herein by reference. Information concerning director compensation on pages 23 and 24 of the Proxy Statement is incorporated herein by reference, provided that the information contained in the Proxy Statement under the headings "Shareholder Return Performance" and "Other Matters" is specifically not incorporated herein by reference.

 Item 12. Security Ownership of Certain Beneficial Owners and Management.

 The security ownership of certain beneficial owners and management is incorporated herein by reference from pages 6 through 8 of the Proxy Statement.

 Item 13. Certain Relationships and Related Transactions.

 Information concerning certain relationships and related transactions is incorporated herein by reference from pages 2 through 5 of the Proxy Statement.

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 41.

            (3) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 42 through 45.

 (b) A report on Form 8-K was filed during the fourth quarter of 1995 disclosing that the Company entered into a letter of intent to sell the business and assets of its Dixie-Narco, Inc., manufacturing operation in Eastlake, Ohio.

 (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 42 through 45.

 (d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 41.

                                  SIGNATURES


 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MAYTAG CORPORATION
                                       (Registrant)


                                       s/s LEONARD A. HADLEY
                                       Leonard A. Hadley
                                       Chairman and Chief Executive Officer
                                       Director


 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



 s/s GERALD J. PRIBANIC                s/s NEELE E. STEARNS
 Gerald J. Pribanic                    Neele E. Stearns, Jr.
 Executive Vice President and          Director
 Chief Financial Officer


 s/s STEVEN H. WOOD                    s/s HOWARD L. CLARK Jr.
 Steven H. Wood                        Howard L. Clark, Jr.
 Vice President Financial Reporting    Director
 and Auditing and Chief Accounting
 Officer


 s/s EDWARD C. CAZIER                  s/s FRED G. STEINGRABER
 Edward C. Cazier, Jr.                 Fred G. Steingraber
 Director                              Director



 s/s CAROLE J. UHRICH                  s/s BARBARA ALLEN
 Carole J. Uhrich                      Barbara R. Allen
 Director                              Director



 s/s P. S. WILLMOTT                    s/s BERNARD G. RETHORE
 Peter S. Willmott                     Bernard G. Rethore
 Director                              Director


 Date:  March 22, 1996

                          ANNUAL REPORT ON FORM 10-K

                   Item 14(a)(1), (2) and (3), (c) and (d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                               LIST OF EXHIBITS

                        FINANCIAL STATEMENT SCHEDULES

                         Year Ended December 31, 1995

                              MAYTAG CORPORATION
                                 NEWTON, IOWA

 FORM 10-K--ITEM 14(a)(1), (2) AND ITEM 14(d)

 MAYTAG CORPORATION

 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


 The following consolidated financial statements and supplementary data of Maytag Corporation and subsidiaries are included in Part II, Item 8:

                                                                    Page

     Statements of Consolidated Income (Loss)--Years Ended
       December 31, 1995, 1994 and 1993  . . . . . . . . . . . . .   18

     Statements of Consolidated Financial Condition--
       December 31, 1995 and 1994  . . . . . . . . . . . . . . . .   19

     Statements of Consolidated Shareowners' Equity--Years Ended
       December 31, 1995, 1994 and 1993  . . . . . . . . . . . . .   21

     Statements of Consolidated Cash Flows--Years Ended
       December 31, 1995, 1994 and 1993  . . . . . . . . . . . . .   23

     Notes to Consolidated Financial Statements  . . . . . . . . .   24

     Quarterly Results of Operations--Years 1995 and 1994  . . . .   37

 The following consolidated financial statement schedule of Maytag Corporation and subsidiaries is included in Item 14(d):

     Schedule II  Valuation and Qualifying Accounts  . . . . . . .   46

 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

   4(f)  U.S. $300,000,000 Credit Agreement Dated   1994 Annual
         as of July 14, 1994 among Registrant, the  Report on
         banks Party Hereto and Bank of Montreal,   Form 10-K
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.  (Superseded by
         $400,000,000 Agreement of July 28, 1995.)

   4(g)  U.S. $400,000,000 Credit Agreement Dated                      X
         as of July 28, 1995 among Registrant, the banks Party Hereto and Bank of Montreal,
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.

   4(h) Copies of instruments defining the rights of holders of long-term debt not required to be filed herewith or incorporated herein by reference will be furnished to the Commission upon request.

  10(a)  Annual Management Incentive Plan, as       1990 Annual
         amended through December 21, 1990 (1).     Report on
                                                    Form 10-K

  10(b)  Executive Severance Agreements (1).                           X

  10(c)  Corporate Severance Agreements (1).        1989 Annual
                                                    Report on
                                                    Form 10-K.

  10(d)  Revised definition of Change of Control                       X
         adopted by the Board of Directors
         amending the definition included in the
         Executive Severance Agreement listed in
         Exhibits 10(b) and 10(c).

  10(e)  Severance Agreement with Jerry Schiller,   1993 Annual
         former Chief Financial Officer of Maytag   Report on
         Corporation (1).                           Form 10-K

                                                    Incorporated  Filed with
 Exhibit                                              Herein by   Electronic
  Number          Description of Document           Reference to  Submission
  10(f)  Severance Agreement with Joseph Fogliano,                     X
         former Executive Vice President and
         President North American Appliance Group
         (1).

  10(g)  1989 Non-Employee Directors Stock Option   Exhibit A to
         Plan (1).                                  Registrant's
                                                    Proxy
                                                    Statement
                                                    dated March
                                                    18, 1990.

  10(h)  1986 Stock Option Plan for Executives and  Exhibit A to
         Key Employees (1).                         Registrant's
                                                    Proxy
                                                    Statement
                                                    dated March
                                                    14, 1986.

  10(i)  1992 Stock Option Plan for Executives and  Exhibit A to
         Key Employees (1).                         Registrant's
                                                    Proxy
                                                    Statement
                                                    dated March
                                                    16, 1992.

  10(j)  1991 Stock Incentive Award Plan for Key    Exhibit A to
         Executives (1).                            Registrant's
                                                    Proxy
                                                    Statement
                                                    dated March
                                                    15, 1991.

  10(k)  Directors Deferred Compensation Plan (1).  Amendment
                                                    No. 1 on
                                                    Form 8 dated
                                                    April 5,
                                                    1990 to 1989
                                                    Annual
                                                    Report on
                                                    Form 10-K.

  10(l)  1988 Capital Accumulation Plan for Key     Amendment
         Employees (1).  (Superseded by Deferred    No. 1 on
         Compensation Plan, as amended and          Form 8 dated
         restated effective January 1, 1996)        April 5,
                                                    1990 to 1989
                                                    Annual
                                                    Report on
                                                    Form 10-K.

                                                    Incorporated  Filed with
 Exhibit                                              Herein by   Electronic
  Number          Description of Document           Reference to  Submission
  10(m)  Maytag Deferred Compensation Plan, as                         X
         amended and restated effective January 1, 1996.

  10(n)  Directors Retirement Plan (1).             Amendment
                                                    No. 1 on
                                                    Form 8 dated
                                                    April 5,
                                                    1990 to 1989
                                                    Annual
                                                    Report on
                                                    Form 10-K.

  11     Computation of Per Share Earnings.                            X

  12     Ratio of Earnings to Fixed Charges.                           X

  21     List of Subsidiaries of the Registrant.                       X

  23     Consent of Ernst & Young LLP.                                 X

  27     Financial Data Schedule                                       X

                                           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                         Maytag Corporation
                                                        Thousands of Dollars



                 COL. A                       COL. B               COL. C               COL. D         COL. E
                                                                  ADDITIONS
              DESCRIPTION                   Balance at                                Deductions--     Balance at
                                            Beginning     Charged to   Charged to       Describe       End of
                                            of Period     Costs and      Other                         Period
                                                           Expenses    Accounts--
                                                                        Describe

 Year ended December 31, 1995:
  Allowance for doubtful                      $20,037        $ 16,630                 $19,387  <F1>    $12,540
     accounts receivable                                                                 (183) <F2>
                                                                                        4,923  <F3>
                                              $20,037        $ 16,630                 $24,127          $12,540

 Year ended December 31, 1994:
     Allowance for doubtful                   $15,629        $ 12,412                 $ 2,703  <F3>    $20,037
       accounts receivable                                                              5,852  <F1>
                                                                                         (551) <F2>
                                              $15,629        $ 12,412                 $ 8,004          $20,037

 Year ended December 31, 1993:
     Allowance for doubtful                   $16,380        $  6,678                 $ 7,054  <F1>    $15,629
       accounts receivable                                                                375  <F2>
                                              $16,380        $  6,678                 $ 7,429          $15,629

 Note <F1> - Uncollectible accounts written off
 Note <F2> - Effect of foreign currency translation
 Note <F3> - Resulting from divestiture of the Company's European Operations and Australian Operations
             in June 1995 and December 1994, respectively.