Form 10-Q
period 1996-03-31
MAYTAG CORP
filed 1996-05-15
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ________________________


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


     515-792-7000
(Registrant's telephone number, including area code)



     Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996:

                   Common Stock, $1.25 Par Value - 104,306,940

                                    FORM 10-Q

                               MAYTAG CORPORATION

                          Quarter Ended March 31, 1996


                                    I N D E X



                                                                 Page
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Statements of Consolidated Income                 3

        Condensed Statements of Consolidated Financial Condition    4

        Condensed Statements of Consolidated Cash Flows             6

        Notes to Condensed Consolidated Financial Statements        7


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7


PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders        11

Item 6. Exhibits and Reports on Form 8-K                           12

        Computation of Per Share Earnings                          14

        Computation of Ratio of Earnings to Fixed Charges          15

        Financial Data Schedule                                    16

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MAYTAG CORPORATION
                   Condensed Statements of Consolidated Income
                                   (Unaudited)
                  (Thousands of dollars except per share data)

                                                          Three Months Ended
                                                                March 31
                                                             1996         1995
Net sales                                               $  731,246   $  820,133
Cost of sales                                              528,819      598,909
    Gross profit                                           202,427      221,224
Selling, general and
  administrative expenses                                  125,726      141,190
Restructuring charge                                        40,000
    Operating income                                        36,701       80,034
Interest expense                                           (10,902)     (15,472)
Other - net                                                  1,064        1,323
Income before income taxes                                  26,863       65,885
Income taxes                                                10,745       26,354
    Net income                                          $   16,118   $   39,531

Income per weighted average share of
Common stock:

  Net income                                            $     0.15   $     0.37

Dividends per Common share                              $    0.140   $    0.125

Weighted average shares outstanding                        105,465      106,867


            See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION

            Condensed Statements of Consolidated Financial Condition


                                                    March 31       December 31
                                                       1996           1995
                                                   (Unaudited)
                                                      (Thousands of dollars)

ASSETS

Current Assets

  Cash and cash equivalents                       $       57,750         141,214
  Accounts receivable                                    460,389         417,457
  Inventories:
    Finished products                                    196,940         163,968
    Work in process, raw materials and
    supplies                                              87,334         101,151
                                                         284,274         265,119

  Deferred income taxes                                   41,431          42,785
  Other current assets                                    49,005          43,559

    Total current assets                                 892,849         910,134


Noncurrent Assets

  Deferred income taxes                                   83,251          91,610
  Pension investments                                      1,398           1,489
  Intangible pension asset                                91,291          91,291
  Other intangibles                                      297,795         300,086
  Other noncurrent assets                                 32,611          29,321
                                                         506,346         513,797


Property, Plant and Equipment                          1,450,330       1,411,926
  Less allowance for depreciation                        733,591         710,791
    Total property, plant and equipment                  716,739         701,135

    Total Assets                                  $    2,115,934  $    2,125,066






            See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
    Condensed Statements of Consolidated Financial Condition - Continued

                                               March 31       December 31
                                                  1996            1995
                                               (Unaudited)
                                                  (Thousands of dollars)
 LIABILITIES AND SHAREOWNERS' EQUITY

 Current Liabilities

    Accounts payable                         $     173,878   $     142,676
    Compensation to employees                       50,757          61,644
    Accrued liabilities                            143,386         156,041
    Restructuring reserve                           31,783
    Income taxes payable                                             3,141
    Current maturities of long-term debt             3,499           3,201

     Total current liabilities                     403,303         366,703

 Noncurrent Liabilities

    Deferred income taxes                           13,600          14,367
    Long-term debt                                 534,944         536,579
    Postretirement benefits other than
      pensions                                     435,085         428,478
    Pension liability                               59,478          88,883
    Other noncurrent liabilities                    53,501          52,705

     Total noncurrent liabilities                1,096,608       1,121,012

 Shareowners' Equity

    Common stock
      Authorized - 200,000,000 shares
      (par value $1.25)
      Issued - 117,150,593 shares,
               including shares in
               treasury                            146,438         146,438
    Additional paid-in capital                     472,273         472,602
    Retained earnings                              345,751         344,346
    Cost of Common stock in treasury
    (1996 - 12,843,653 shares; 1995 -
    11,745,395 shares)                            (277,821)       (255,663)
    Employee stock plans                           (57,690)        (57,319)
    Pension liability adjustment to
    equity                                          (5,656)         (5,656)
    Foreign currency translation                    (7,272)         (7,397)

      Total shareowners' equity                    616,023         637,351

     Total Liabilities and Shareowners'
     Equity                                  $   2,115,934   $   2,125,066


         See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION

                 Condensed Statements of Consolidated Cash Flows
                                   (Unaudited)
                                                          Three Months Ended
                                                                March 31
                                                            1996         1995
                                                         (Thousands of Dollars)
Operating Activities

  Net income                                            $   16,118   $   39,531
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           27,099       29,090
    Deferred income taxes                                    8,946       (3,645)
    Restructuring charge                                    40,000
  Changes in selected working capital items:
      Inventories                                          (19,155)     (29,115)
      Receivables                                          (42,932)     (28,910)
      Other current assets                                  (5,446)       2,750
      Restructuring reserve                                 (8,217)
      Reorganization reserve                                               (213)
      "Free flights" reserve                                               (218)
      Other current liabilities                              4,519       39,327
    Net change in pension assets and liabilities           (29,314)       2,914
    Postretirement benefits                                  6,607        4,268
    Other - net                                             (2,494)      10,288
      Net cash provided by (used in) operating
      activities                                            (4,269)      66,067

Investing Activities

  Capital expenditures - net                               (40,385)     (21,079)
      Total investing activities                           (40,385)     (21,079)

Financing Activities

  Decrease in long-term debt                                (1,337)     (87,449)
  Treasury stock purchases                                 (32,231)
  Decrease in notes payable                                             (40,440)
  Stock options exercised and other common stock
  transactions                                               9,374        2,473
  Dividends                                                (14,713)     (13,444)
      Total financing activities                           (38,907)    (138,860)

Effect of exchange rates on cash                                97        1,885
      Decrease in cash and cash equivalents                (83,464)     (91,987)

Cash and cash equivalents at beginning of year             141,214      110,403
      Cash and cash equivalents at end of period        $   57,750   $   18,416

            See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPARISON OF 1996 WITH 1995

NET SALES

Net sales in the first quarter of 1996 decreased 10.8 percent from the first quarter of 1995 as reported; however, after excluding sales totaling $98.7 million in the first quarter of 1995 made by the company's home appliance operations in Europe ("European Operations"), which were sold with a disposition date of June 30, 1995, sales in the first quarter of 1996 increased 1.4 percent from the comparable quarter of 1995.

The North American Appliance Group had first quarter sales of $682.6 million, up
2.4 percent from sales of $666.7 million in the comparable 1995 period. The increase in sales is primarily driven by new product introductions in the floor care business. The industry trade association projects 1996 appliance sales in the U.S. to exceed 1995 levels by one to two percent.

Vending equipment sales in the first quarter of 1996 were $48.6 million, down
11.1 percent from 1995. Sales declined 3.7 percent compared to last year after excluding sales totaling $4 million in the first quarter of 1995 made by a Dixie-Narco manufacturing operation in Eastlake, Ohio ("Eastlake Operation") which designed and manufactured currency validators and electronic components used in the gaming and vending industries and which was sold in December 1995. Dixie-Narco's headquarters and vending machine manufacturing facility in Williston, SC, are not affected by this business disposition. The decrease in sales is a result of a comparison to the first quarter of 1995 in which there was strong demand for a new glass front cooler and a decrease in vender sales due to a shift in consumer preference from traditional venders to Dixie-Narco's new flexible vender, which maximizes the different sizes and types of beverage selections and is not yet in full production.

GROSS PROFIT

Gross margin as a percent of sales in the first quarter of 1996 increased to
27.7 percent of sales from 27.0 percent of sales in the first three months of 1995. The main reason for the increase was the divestiture of the lower margin European Operations.

Margins decreased slightly in the North American Appliance Group due to lower factory utilization and an increase in research and development spending associated with upcoming new model introductions. In addition, an increase in distribution costs was experienced related to the transition into new regional distribution centers. The increased distribution costs are expected to continue throughout 1996 as the transition continues. These factors were partially offset by favorable brand mix. Vending equipment margins also decreased due to increased manufacturing costs associated with bringing the new flexible vender into production.

In 1995, the Company experienced average increases in raw material prices of approximately 2.5 percent. The Company expects raw material prices to decrease moderately throughout 1996, however, the impact of the expected decrease was not significant in the first quarter of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

First quarter selling, general and administrative expenses (SG&A) as a percent to sales remained flat at 17.2 percent of sales in 1996 and 1995. Increased sales promotion spending as a result of competitive conditions was offset by a decrease in bad debt expense.

RESTRUCTURING CHARGE

During the first quarter of 1996, the Company announced the restructuring of its major home appliance business designed to strengthen its position in the industry and to deliver improved results to both customers and shareowners.
This includes the consolidation of two business units into a single business unit which will manage the operations of all of the major home appliance brands and the closing of a cooking products plant in Indianapolis, Indiana, with transfer of that production to the Company's plant in Cleveland, Tennessee.

As a result of this restructuring, the Company recorded a one-time restructuring charge of $40 million, or $24 million after-tax. This charge is primarily related to the costs associated with the consolidation of cooking products production and consolidation of the two business units. Of this $40 million restructuring charge, it is estimated that cash expenditures of approximately $26 million will be incurred in 1996.

During the first quarter, the Company incurred approximately $8 million of costs, the majority of which were cash expenditures, against the $40 million reserve established for this restructuring. In addition, the Company anticipates an additional $10 million of restructuring costs, not included in the one-time restructuring charge, to be incurred during the remainder of 1996 which will be reflected as an expense in the period when incurred. No significant amounts were incurred in the first quarter for these additional restructuring costs.

OPERATING INCOME

Operating income for the first quarter of 1996 was $36.7 million, or 5.0 percent of sales, compared to $80 million, or 9.8 percent of sales, in 1995. Excluding the $40 million restructuring charge in 1996, operating income for the first quarter was $76.7 million, or 10.5 percent of sales. The increase in operating margin is primarily due to the 1995 sale of the lower margin European Operations. Excluding the results of the European Operations in 1995, operating income was $78.8 million, or 10.9 percent of sales, in the first quarter of 1995.

INTEREST EXPENSE

Interest expense decreased 29.5 percent from the prior year due to debt reduction from the application of proceeds from the 1994 sale of the Company's home appliance operations in Australia and New Zealand, the 1995 sale of the European Operations and from cash provided by operations.

INCOME TAXES

The Company's effective income tax rate for the first quarter of 1996 and the first quarter of 1995 was 40 percent.

NET INCOME

Net income in the first quarter of 1996 was $16.1 million, or $0.15 per share. Excluding the $24 million after-tax restructuring charge in 1996, income for the first quarter of 1996 would have been $40.1 million, or $0.38 per share, compared to income of $39.5 million, or $0.37 per share in 1995. Income related to the divested European Operations and Eastlake Operations was not significant to consolidated income in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and external debt. Detailed information on the Company's cash flows is presented in the Statements of Consolidated Cash Flows.

Net Cash Provided By (Used In) Operating Activities: Cash flow generated from operating activities consists of net income adjusted for certain non-cash income and expenses and changes in working capital. Non-cash income and expenses include items such as depreciation, amortization, the restructuring charge and deferred income taxes. Working capital consists primarily of accounts receivable, inventory and other current liabilities.

Cash flow from (used in) operating activities in the first three months of 1996 decreased from 1995 primarily due to a $40 million pension contribution made in the first quarter of 1996. In addition, the increase in other current liabilities was lower than 1995 due to lower income taxes payable and the settlement of the guarantee of indebtedness recognized as a charge in the fourth quarter of 1995 which required a $25 million cash outflow in the first quarter of 1996.

Total Investing Activities: The Company continually invests in its businesses to improve product design and manufacturing processes and to increase capacity when needed.

Capital expenditures for the first three months of 1996 were $40.4 million compared to $21.1 million in the first three months of 1995. The higher capital spending is due to the continuation of several major capital projects that the Company intends to implement over the next several years. These projects include a new high efficiency clothes washer and a complete redesign of the Company's refrigerator product lines. Planned capital expenditures for 1996 are approximately $190 million and relate to these projects as well as other ongoing production improvements and product enhancements. Capital spending in 1996 includes approximately $9 million of interest expense which will be capitalized as a result of the major capital projects described above.

Total Financing Activities: Dividend payments for the first three months of 1996 amounted to $14.7 million, or $0.14 per share, compared to $13.4 million, or $0.125 per share in the same period in 1995.

In the fourth quarter of 1995, the Company commenced a stock repurchase program to buy up to 10.8 million shares of the Company's outstanding Common stock. Through March 31, 1996, 4.3 million shares had been repurchased in the program at a total cost of $87 million. The shares repurchased did not have a material impact on earnings per share in the first quarter of 1996. The repurchase program is expected to continue periodically for an unspecified length of time.


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

CONTINGENCIES/OTHER

In connection with the sale of the European Operations, the terms of the contract provide for a post closing adjustment to the price under which the Company has asserted an additional amount of approximately $15 million is owed by the buyer. The post closing adjustment and various warranty claims asserted by the buyer are in dispute and may ultimately depend on the decision of an independent third party. In connection with the sale, the Company has made various warranties to the buyer, including the accuracy of tax net operating losses in the United Kingdom, and has agreed to indemnify the buyer for liabilities resulting from customer claims under the "free flights" promotions in excess of the reserve balance at the time of sale. There are limitations on the Company's liability in the event the buyer incurs a loss as a result of breach of the warranties. The Company does not expect the resolution of these items to have a material adverse effect on its financial condition.

In 1995, the Company announced that it will conduct an in-home inspection program to eliminate a potential problem with a small electrical component in Maytag brand dishwashers. Although the ultimate cost of the repair will not be known until the inspection program is complete, it is not expected to have a material impact on the Company's results. The Company is currently negotiating with the supplier of the component regarding reimbursement.

                                MAYTAG CORPORATION

                                 March 31, 1996

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company held its Annual Meeting of Shareholders on April 30, 1996.

(c)  The following matters were voted upon at the Annual Meeting of
     Shareholders:

     1. The election of the nominees for the Board of Directors who will serve for a term to expire at the 1999 Annual Meeting of Shareholders was voted on by the shareholders. The nominees, all of whom were elected, were Barbara R. Allen, Howard L. Clark,Jr., Leonard A. Hadley, Robert
         D. Ray and Peter S. Willmott. The Inspectors of Election certified the following vote tabulations:

                                      FOR          AGAINST     NON-VOTES
         Barbara R. Allen         89,191,866      1,026,879        0
         Howard L. Clark,Jr.      88,710,910      1,507,835        0
         Leonard A. Hadley        89,133,730      1,085,015        0
         Robert D. Ray            89,174,785      1,043,960        0
         Peter S. Willmott        89,306,777        911,968        0

     2. A proposal to select Ernst & Young LLP as independent auditors to audit the financial statements to be included in the Annual Report to Shareholders for 1996 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                    FOR             AGAINST        ABSTAIN     NON-VOTES
                 89,489,212         447,751        281,782         0


     3. A proposal to adopt the Maytag Corporation 1996 Employee Stock Incentive Plan was approved by the shareholders.

                    FOR             AGAINST       ABSTAIN      NON-VOTES
                 64,184,337       14,463,594      880,873      10,689,941

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (11)  Computation of Per Share Earnings

     (12)  Computation of Ratio of Earnings to Fixed Charges

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Form 8-K dated February 9, 1996 indicating the Company will take 1996 charges of $50 million for restructuring costs to streamline its major home appliance business.

                               MAYTAG CORPORATION

                                   Signatures

                                 March 31, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             MAYTAG CORPORATION

                                        s/s Gerald J. Pribanic
Date May 15, 1996
                                        Gerald J. Pribanic
                                        Executive Vice President and Chief
                                        Financial Officer

                                        s/s Steven H. Wood

                                        Steven H. Wood
                                        Vice President, Financial Reporting
                                        and Audit and Chief Accounting
                                        Officer

                               MAYTAG CORPORATION
                                   Exhibit 11
                        Computation of Per Share Earnings
                  (Amounts in thousands except per share data)

                                                            Three Months Ended
                                                                   March 31
                                                              1996        1995
PRIMARY
 Weighted average shares outstanding                        104,731     106,706
 Net effect of dilutive
   stock options--based on the
   treasury stock method using average
   market price                                                 665         113
 Employee stock ownership plans                                  69          48
                                       TOTAL                105,465     106,867

 Net income                                               $  16,118   $  39,531

 Per share amounts:

 Net income                                               $    0.15    $   0.37


FULLY DILUTED
 Weighted average shares outstanding                        104,731     106,706
 Net effect of dilutive
   stock options--based on the treasury
   stock method using period end market
   price                                                        701         248

 Employee stock ownership plans                                  69          48
 Assumed conversion of 6.5%
   convertible debentures                                                   274
                                  TOTAL                     105,501     107,276


 Net income                                               $  16,118    $ 39,531
 Add 6.5% convertible debenture
 interest net of income tax effect                                           41
 Net income                                                $ 16,118    $ 39,572

Per share amounts:

Net income                                                 $   0.15    $   0.37

                             MAYTAG CORPORATION
                                 Exhibit 12
             Computation of Ratio of Earnings to Fixed Charges
              (Amounts in thousands of dollars except ratios)




                           Three
                          Months
                           Ended                 Year Ended December 31
                          3-31-96     1995     1994     1993     1992    1991

Consolidated pretax
  income from
  continuing operations
  before extraordinary
  item and cumulative
  effect of accounting
  change                $ 26,863  $ 59,804 $241,337 $ 89,870  $ 7,546 $123,417

Interest expense          10,902    52,087   74,077   75,364   75,004   75,159

Depreciation of
 capitalized interest      1,302     1,695    1,772    1,546      933      348

Interest portion of
 rental expense            1,597    8,789    10,722   10,480   11,264   11,177

Earnings                $ 40,664  $122,375 $327,908 $177,260  $94,747 $210,101



Interest expense        $10,902   $ 52,087 $ 74,077 $ 75,364  $75,004 $ 75,159

Interest capitalized      1,324      2,534      547    1,484    3,886    6,329

Interest portion of
 rental expense           1,597      8,789   10,722   10,480   11,264   11,177

Fixed Charges           $13,823   $ 63,410 $ 85,346 $ 87,328  $90,154 $ 92,665




Ratio of earnings to
      fixed charges        2.94       1.93     3.84     2.03     1.05     2.27