Form 10-Q
period 1996-06-30
MAYTAG CORP
filed 1996-08-14
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________to____________________________

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


______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996:

                   Common Stock, $1.25 Par Value - 101,433,969

                                    FORM 10-Q

                               MAYTAG CORPORATION

                           Quarter Ended June 30, 1996


                                    I N D E X



                                                                 Page
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Statements of Consolidated Income (Loss)          3

        Condensed Statements of Consolidated Financial Condition    4

        Condensed Statements of Consolidated Cash Flows             6

        Notes to Condensed Consolidated Financial Statements        7


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7


PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                           13

        Signatures                                                 14

        Computation of Ratio of Earnings to Fixed Charges          15

        Financial Data Schedule                                    16

       Part I   FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 MAYTAG CORPORATION
                 Condensed Statements of Consolidated Income (Loss)
                                     (Unaudited)
                        (In thousands except per share data)

                                Second Quarter Ended        Six Months Ended
                                      June 30                    June 30
                                    1996        1995         1996         1995
    Net sales                  $  754,619   $  803,479   $1,485,865  $1,623,612
    Cost of sales                 547,404      603,146    1,076,223   1,202,055
        Gross profit              207,215      200,333      409,642     421,557
    Selling, general and
      administrative expenses     125,396      128,135      251,122     269,325
    Restructuring charge                                     40,000
        Operating income           81,819       72,198      118,520     152,232
    Interest expense              (10,458)     (14,064)     (21,360)    (29,536)
    Loss on business
      disposition                             (140,792)                (140,792)
    Other - net                       891       (1,121)       1,955         202
    Income (loss) before
      income taxes and
      extraordinary item           72,252      (83,779)      99,115     (17,894)
    Income taxes                   27,909       17,367       38,654      43,721
    Income (loss) before
      extraordinary item           44,343     (101,146)      60,461     (61,615)
    Extraordinary item - loss
      on early retirement of
      debt                                      (3,423)                  (3,423)
        Net income (loss)      $   44,343   $ (104,569)  $   60,461   $ (65,038)

    Income (loss) per
    weighted average share
    of Common stock:
      Income (loss) before
      extraordinary item        $    0.43   $    (0.95)  $     0.58   $   (0.58)
      Extraordinary item -
      loss on early
      retirement of debt                         (0.03)                   (0.03)
      Net income (loss)         $    0.43   $    (0.98)  $     0.58   $   (0.61)
      Dividends per Common
      share                     $   0.140   $    0.125   $    0.280   $   0.250
    Weighted average shares
    outstanding                   102,604      106,981      103,667     106,924


              See notes to condensed consolidated financial statements.

                                  MAYTAG CORPORATION

               Condensed Statements of Consolidated Financial Condition


                                                    June 30       December 31
                                                     1996            1995
                                                  (Unaudited)
                                              (In thousands except share data)

        ASSETS

        Current assets

         Cash and cash equivalents              $        2,056  $      141,214
         Accounts receivable                           477,534         417,457
         Inventories:
           Finished products                           215,740         163,968
           Work in process, raw materials and
           supplies                                     86,034         101,151
             Total inventories                         301,774         265,119

         Deferred income taxes                          41,299          42,785
         Other current assets                           28,328          43,559

           Total current assets                        850,991         910,134


        Noncurrent assets

         Deferred income taxes                          86,279          91,610
         Pension investments                             1,490           1,489
         Intangible pension asset                       91,291          91,291
         Other intangibles                             295,511         300,086
         Other noncurrent assets                        35,149          29,321
           Total noncurrent assets                     509,720         513,797


        Property, plant and equipment                1,499,192       1,411,926
         Less allowance for depreciation               757,520         710,791
           Total property, plant and equipment         741,672         701,135

           Total assets                         $    2,102,383  $    2,125,066





               See notes to condensed consolidated financial statements.

                                  MAYTAG CORPORATION

                                                    June 30       December 31
                                                     1996            1995
                                                  (Unaudited)
                                             (In thousands except share data)
         LIABILITIES AND SHAREOWNERS' EQUITY

         Current liabilities

           Accounts payable                      $    159,865   $     142,676
           Compensation to employees                   55,927          61,644
           Accrued liabilities                        145,089         156,041
           Restructuring reserve                       30,782
           Income taxes payable                                         3,141
           Current maturities of long-term
             debt                                       3,475           3,201

            Total current liabilities                 395,138         366,703

         Noncurrent liabilities

           Deferred income taxes                        9,563          14,367
           Long-term debt                             536,395         536,579
           Postretirement benefits other
             than pensions                            439,598         428,478
           Pension liability                           64,536          88,883
           Other noncurrent liabilities                60,828          52,705

            Total noncurrent liabilities            1,110,920       1,121,012

         Shareowners' equity

           Common stock
             Authorized - 200,000,000 shares
             (par value $1.25)
             Issued - 117,150,593 shares,
                      including shares in
                      treasury                        146,438         146,438
           Additional paid-in capital                 471,970         472,602
           Retained earnings                          375,706         344,346
           Cost of Common stock in treasury
           (1996 - 15,250,958 shares; 1995-
            11,745,395 shares)                       (328,394)       (255,663)
           Employee stock plans                       (57,148)        (57,319)
           Minimum pension liability
           adjustment                                  (5,656)         (5,656)
           Foreign currency translation                (6,591)         (7,397)

            Total shareowners' equity                 596,325         637,351

            Total liabilities and
            shareowners' equity                  $  2,102,383   $   2,125,066

               See notes to condensed consolidated financial statements.

                                  MAYTAG CORPORATION

                   Condensed Statements of Consolidated Cash Flows
                                     (Unaudited)
                                                             Six Months Ended
                                                                 June 30
                                                             1996         1995
                                                              (In thousands)
     Operating activities
       Net income (loss)                                 $  60,461    $ (65,038)
       Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
         Loss on business disposition                                   140,792
         Depreciation and amortization                      54,392       59,227
         Deferred income taxes                               2,013      (14,775)
         Restructuring charge                               40,000
       Changes in selected working capital items
       exclusive of business dispositions:
           Inventories                                     (36,655)     (43,058)
           Receivables                                     (44,110)      (6,315)
           Other current assets                               (736)       5,600
           Restructuring reserve                            (9,218)
           Reorganization reserve                                          (903)
           "Free flights" reserve                                          (388)
           Other current liabilities                        (2,610)     (17,902)
         Pension assets and liabilities                    (24,349)       6,709
         Postretirement benefits                            11,120        8,296
         Other - net                                         2,294       10,742
           Net cash provided by operating activities        52,602       82,987

     Investing activities
       Cash impact of business disposition - net
         non-cash assets of disposition ($305,278),
         less loss included above ($140,792) and amount
         due from disposition ($180,269)                                (15,783)
       Capital expenditures - net                          (90,347)     (56,956)
           Total investing activities                      (90,347)     (72,739)

     Financing activities
       Increase(decrease) in long-term debt                     89     (131,555)
       Stock repurchases                                   (85,655)
       Increase in notes payable                                         48,244
       Stock options exercised and other Common stock
         transactions                                       12,464        4,018
       Dividends                                           (29,110)     (26,895)
           Total financing activities                     (102,212)    (106,188)

     Effect of exchange rates on cash                          799        3,229
           Decrease in cash and cash equivalents          (139,158)     (92,711)

     Cash and cash equivalents at beginning of year        141,214      110,403
           Cash and cash equivalents at end of period    $   2,056    $  17,692

              See notes to condensed consolidated financial statements.

                                  MAYTAG CORPORATION
                 Notes to Condensed Consolidated Financial Statements
                                     June 30, 1996
                                      (Unaudited)

        Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
        For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1995.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        COMPARISON OF 1996 WITH 1995

        NET SALES

        Net sales in the second quarter of 1996 decreased 6.1 percent from the second quarter of 1995 as reported; however, after excluding sales totaling $82.4 million in the second quarter of 1995 made by the Company's home appliance operations in Europe ("European Operations"), which were sold with a disposition date of June 30, 1995, sales in the second quarter of 1996 increased 4.7 percent from the comparable quarter of 1995.

        The home appliances segment had second quarter sales of $709.5 million, up 7.2 percent from sales of $661.8 million in the second quarter of 1995. The increase in sales is primarily driven by new product introductions in the floor care business and an increase in unit sales in the major home appliances business. At mid-year, the industry trade association projects 1996 major home appliances sales in the U.S. to exceed 1995 levels by two to three percent.

        Vending equipment sales in the second quarter of 1996 were $45.1 million, down 23.8 percent from 1995. Sales declined 18.1 percent compared to last year after excluding sales totaling $4.1 million in the second quarter of 1995 made by a Dixie-Narco manufacturing operation in Eastlake, Ohio ("Eastlake Operation") which designed and manufactured currency validators and electronic components used in the gaming and vending industries and which was sold in December 1995. Dixie-Narco's headquarters and vending machine manufacturing facility in Williston, SC, are not affected by this business disposition. The decrease in sales is primarily a result of a decrease in vender sales due to a shift in customer preference from traditional venders to new flexible venders, which maximize the different sizes and types of beverage selections. Dixie-Narco is currently unable to produce sufficient volume of the flexible venders to meet market requirements due to production tooling lead times.

        Net sales in the first half of 1996 decreased 8.5 percent from the first half of 1995 as reported; however, after excluding sales totaling $181.2 million in the first half of 1995 made by the European Operations, sales in the first half of 1996 increased 3.0 percent from the comparable first half of 1995. The home appliances segment had first half sales of $1.392 billion, an increase of 4.8 percent from sales of $1.329 billion in the first half of 1995. Vending equipment sales in the first half of 1996 were $93.7 million, down 17.7 percent from 1995. Vending equipment sales declined 11.2 percent compared to last year after excluding sales totaling $8.3 million in the first half of 1995 made by the Eastlake Operation.

        GROSS PROFIT

        Gross margin as a percent of sales in the second quarter of 1996 increased to 27.5 percent of sales from 24.9 percent of sales in the second quarter of 1995. In the first half of 1996, gross margins increased to 27.6 percent of sales from 26.0 percent of sales in the first half of 1995. The main reason for the increase is the divestiture of the lower margin European Operations.

        Gross margins increased in the home appliances segment primarily as a result of lower raw material prices and more favorable brand and product sales mix. These improvements were partially offset by an increase in distribution costs related to the transition to the new regional distribution centers. The increased distribution costs are expected to continue throughout 1996 as the transition continues. Vending equipment gross margins decreased due to lower sales volumes and an increase in manufacturing costs associated with bringing the new flexible vender into production.

        As mentioned above, the Company experienced lower raw material prices in the first half of 1996 compared to the same period in 1995. These lower raw material prices amounted to approximately $5 million of additional gross profit, the majority of which was realized in the second quarter of 1996. The Company expects lower raw material prices to continue relative to 1995 throughout the remainder of 1996.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Second quarter selling, general and administrative expenses (SG&A) expenses increased to 16.6 percent of sales from 15.9 percent of sales in 1995. For the first six months of 1996, SG&A expenses increased to
        16.9 percent of sales from 16.6 percent of sales in 1995. The increase is primarily due to an increase in advertising and sales promotion spending as a result of highly competitive market conditions.

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

        As a result of this restructuring, the Company recorded a one-time restructuring charge of $40 million, or $24.4 million after-tax, in the first quarter of 1996. This charge is primarily related to the costs associated with the consolidation of cooking products production and consolidation of the two business units. Of this $40 million restructuring charge, it is estimated that cash expenditures of approximately $24 million will be incurred in 1996. The non-cash charges of approximately $16 million are primarily related to write-offs of property, plant and equipment. During the first half of 1996, the Company incurred approximately $9 million of costs, of which approximately $7 million were cash expenditures, against the $40 million reserve established for this restructuring.

        The Company anticipates an additional $10 million of restructuring costs, not included in the one-time restructuring charge, to be incurred during 1996 which will be reflected as an expense in the period when incurred. Approximately $2.3 million of these additional restructuring costs, the majority of which were cash expenditures, were incurred in the first half of 1996.

        OPERATING INCOME

        Operating income for the second quarter of 1996 was $81.8 million, or
        10.8 percent of sales, compared to $72.2 million, or 9.0 percent of sales, in 1995. The increase in operating margin is primarily due to the divestiture of the lower margin European Operations. Excluding the results of the European Operations in the second quarter of 1995, operating income was $80.6 million, or 11.2 percent of sales.

        Operating income for the home appliances segment increased 10.2 percent to $85.2 million, or 12.0 percent of sales, in the second quarter of 1996 from $77.3 million, or 11.7 percent of sales in the second quarter of 1995. The increase in operating income is a result of the improvement in gross profit mentioned above. Vending equipment operating income decreased 63.9 percent to $3.0 million from $8.4 million in the second quarter of 1995. The decrease in operating income is due to the decrease in gross profit mentioned above.

        For the first half of 1996, operating income was $118.5 million. However, excluding the $40 million restructuring charge recorded in the first quarter of 1996, operating income for the first half of 1996 was $158.5 million, or 10.7 percent of sales, compared to $152.2 million, or 9.4 percent of sales, in the same period in 1995. Excluding the results of the European Operations, operating income was $159.4 million, or 11.1 percent of sales.

        Operating income for the home appliances segment in the first half of 1996 increased to $163.9 million, or 11.8 percent of sales, an increase of 4.0 percent compared to $157.6 million, or 11.9 percent of sales, in the same period in 1995. Vending equipment operating income decreased 43.3 percent to $8.9 million, or 9.5 percent of sales, compared to $15.8 million, or 13.9 percent of sales, in the first six months of 1995.

        INTEREST EXPENSE

        Interest expense decreased 25.6 percent from the second quarter of 1995 and 27.7 percent from the first half of 1995 as a result of the debt reduction from the application of proceeds from the 1994 sale of the Company's home appliance operations in Australia and New Zealand, the 1995 sale of the European Operations and from cash provided by operations.

        OTHER INCOME AND EXPENSE

        In the second quarter of 1995, the Company sold its European Operations. The pretax loss from the sale was $140.8 million and resulted in an after-tax loss of $135.4 million, or $1.27 per share.

        INCOME TAXES

        The effective tax rate decreased to 39 percent in the first six months of 1996 from 40 percent in 1995 excluding amounts relating to the loss on the sale of the European Operations. This decrease is primarily due to the realization of capital gains and the corresponding reduction to the valuation allowances recorded against the deferred tax assets related to the Company's capital loss carryforwards generated from the sale of the European Operations in the second quarter of 1995.

        EXTRAORDINARY ITEM

        During the second quarter of 1995, the Company retired $43.7 million of long-term debt at a cost of $3.4 million after-tax, or $0.03 per share.

        NET INCOME

        Net income in the second quarter of 1996 was $44.3 million, or $0.43 per share, compared to a net loss of $104.6 million, or $0.98 per share in 1995. Excluding the $135.4 million after-tax loss on the sale of the European Operations and the $3.4 million extraordinary item from the early retirement of debt, income for the second quarter of 1995 was $34.2 million, or $0.32 per share. The increase in income is due to an increase in operating income, lower interest expense, the lower effective tax rate and the divestiture of the European Operations which operated at a net loss in the second quarter of 1995. Income related to the divested Eastlake Operation was not significant to consolidated income in the second quarter of 1995.

        Net income for the first half of 1996 was $60.5 million, or $0.58 per share, compared to a net loss of $65 million, or $0.61 per share in 1995. Excluding the $24.4 million after-tax restructuring charge in the first quarter of 1996 and the 1995 special items above, income for the first half of 1996 was $84.9 million, or $0.82 per share, compared to income of $73.7 million, or $0.69 per share in 1995.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are cash provided by operating activities and external debt. Detailed information on the Company's cash flows is presented in the Statements of Consolidated Cash Flows.

        Net Cash Provided By Operating Activities: Cash flow generated from operating activities consists of net income (loss) adjusted for certain non-cash income and expenses and changes in working capital. Non-cash income and expenses include items such as depreciation, amortization, the restructuring charge and deferred income taxes. Working capital consists primarily of accounts receivable, inventory, other current assets and other current liabilities.

        Net cash provided by operating activities in the first six months of 1996 decreased from 1995 primarily due to a $40 million pension contribution made in the first quarter of 1996 and an increase in accounts receivable as a result of higher sales in 1996. This was partially offset by an increase in net deferred income tax liabilities.

        Total Investing Activities: The cash impact of the business disposition represents the cash sold with the sale of the European Operations in 1995.

        The Company continually invests in its businesses to improve product design and manufacturing processes and to increase capacity when needed.

        Capital expenditures for the first six months of 1996 were $90.3 million compared to $57 million in the first six months of 1995. The higher capital spending is due to the continuation of several major capital projects that the Company plans to continue to implement over the next several years. These projects include a new high efficiency clothes washer and a complete redesign of the Company's refrigerator product lines. Planned capital expenditures for 1996 are approximately $190 million and relate to these projects as well as other ongoing production improvements and product enhancements. Capital spending in 1996 includes approximately $8 million of interest expense which will be capitalized as a result of the major projects described above.

        In the second quarter of 1996, the Company announced plans to invest approximately $44 million to expand its Hoover floor care division's manufacturing facility in El Paso, Texas. The facility expansion will be used to add a new production line to manufacture a new Hoover product. The capital expenditure is part of the Company's planned 1996 and 1997 capital spending programs.

        Total Financing Activities: Dividend payments for the first six months of 1996 amounted to $29.1 million, or $0.28 per share, compared to $26.9 million, or $0.25 per share in the same period in 1995.

        In the fourth quarter of 1995, the Company commenced a stock repurchase program to buy up to 10.8 million shares of the Company's outstanding Common stock. Through June 30, 1996, 6.8 million shares had been repurchased in the program at a total cost of $140.4 million. The shares repurchased favorably impacted earnings per share by $0.02 in the second quarter of 1996. The repurchase program is expected to continue periodically for an unspecified length of time.

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

        CONTINGENCIES/OTHER

        The Company is contingently liable on its guarantees of banks loans of $19.8 million made to a soft drink bottler, Buenos Aires Embotelladora Inc. (Baesa), and used to finance purchases of vending equipment from Dixie-Narco. Baesa has announced it is unable to pay the interest or principal of its bank loans through October 15, 1996 and it plans to explore alternatives with its lenders for restructuring its debt. The Company also has other receivables owed by the customer totaling $1.6 million.

        In connection with the sale of the European Operations, the terms of the contract provide for a post closing adjustment to the price. The post-closing adjustment and certain warranty claims asserted by the buyer were in dispute, but have been resolved with satisfaction to both parties and with no material impact to the Company. In connection with the sale the Company has made various warranties to the buyer, including the accuracy of tax net operating losses in the United Kingdom, and agreed to indemnify the buyer for liabilities resulting from customer claims under the "free flights" promotions in excess of the reserve balance at the time of sale. There are limitations on the Company's liability in the event the buyer incurs a loss as a result of breach of the warranties. The Company does not expect the resolution of these items to have a material adverse effect on its financial condition.

        As announced in 1995, the Company is conducting an in-home inspection program to eliminate a potential problem with a small electrical component in Maytag brand dishwashers. Although the ultimate cost of the repair will not be known until the inspection program is complete, it is not expected to have a material impact on the Company's results. The Company is currently negotiating with the supplier of the component regarding reimbursement.

                                 MAYTAG CORPORATION

                           Exhibits and Reports on Form 8-K

                                     June 30, 1996

        PART II OTHER INFORMATION


        Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             (12)  Computation of Ratio of Earnings to Fixed Charges

             (27)  Financial Data Schedule

        (b)  Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                  MAYTAG CORPORATION

                                      Signatures

                                     June 30, 1996


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     MAYTAG CORPORATION


                                                s/s Gerald J. Pribanic
        Date  August 14, 1996
                                                Gerald J. Pribanic
                                                Executive Vice President and
                                                Chief Financial Officer


                                                s/s Steven H. Wood

                                                Steven H. Wood
                                                Vice President, Financial
                                                Reporting and Audit and Chief
                                                Accounting Officer

                                 MAYTAG CORPORATION
                                     Exhibit 12
                 Computation of Ratio of Earnings to Fixed Charges
                  (Amounts in thousands of dollars except ratios)


                            Six
                           Months
                            Ended
                            June              Year Ended December 31
                            1996     1995     1994     1993    1992     1991

     Consolidated pretax
         income from
         continuing
         operations
         before
         extraordinary
         item and
         cumulative
         effect of
         accounting
         changes           $99,115  $59,804 $241,337  $89,870 $7,546 $123,417

     Interest expense       21,360   52,087   74,077   75,364 75,004   75,159

     Depreciation of
         capitalized
         interest              796    1,695    1,772    1,546    933      348

     Interest portion of
         rental expense      3,245    8,789   10,722   10,480 11,264   11,177

     Earnings             $124,516 $122,375 $327,908 $177,260$94,747 $210,101


     Interest expense      $21,360  $52,087  $74,077  $75,364$75,004  $75,159

     Interest capitalized    3,113    2,534      547    1,484  3,886    6,329

     Interest portion of
         rental expense      3,245    8,789   10,722   10,480  11,264  11,177

     Fixed charges         $27,718  $63,410  $85,346  $87,328$90,154  $92,665




     Ratio of earnings to
         fixed charges        4.49     1.93     3.84     2.03   1.05     2.27