Form 10-Q
period 1996-09-30
MAYTAG CORP
filed 1996-11-14
CIK 63541

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996
                                     or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to____________________

Commission File Number:  1-655 ________________________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_x_ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996:

                Common Stock, $1.25 Par Value - 100,139,088

                                 FORM 10-Q

                             MAYTAG CORPORATION

                      Quarter Ended September 30, 1996


                                 I N D E X



                                                                 Page
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Statements of Consolidated Income (Loss)          3

        Condensed Statements of Consolidated Financial Condition    4

        Condensed Statements of Consolidated Cash Flows             6

        Notes to Condensed Consolidated Financial Statements        7


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      8


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                           14

        Signatures                                                 15

        Computation of Ratio of Earnings to Fixed Charges          16

        Financial Data Schedule                                    17

     Part I   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                                  MAYTAG CORPORATION
                  Condensed Statements of Consolidated Income (Loss)
                                     (Unaudited)
                         (In thousands except per share data)

                             Third Quarter Ended       Nine Months Ended
                                September 30             September 30
                               1996        1995         1996         1995
 Net sales                 $ 742,850   $ 726,371    $2,228,715   $2,349,983
 Cost of sales               537,762     538,741     1,613,985    1,740,796
     Gross profit            205,088     187,630       614,730      609,187
 Selling, general and
   administrative
   expenses                  125,029     113,248       376,151      382,573
 Restructuring charge                                   40,000
     Operating income         80,059      74,382       198,579      226,614
 Interest expense             (9,674)    (11,355)      (31,034)     (40,891)
 Loss on business
   disposition                                                     (140,792)
 Settlement of lawsuit                   (16,500)                   (16,500)
 Other - net                    (837)      3,477         1,118        3,679
 Income before income
   taxes, minority
   interest and
   extraordinary item         69,548      50,004       168,663       32,110
 Income taxes                 27,124      20,001        65,778       63,722
 Income (loss) before
   minority interest and
   extraordinary item         42,424      30,003       102,885      (31,612)
 Minority interest              (246)                     (246)
 Income (loss) before
   extraordinary item         42,178      30,003       102,639      (31,612)
 Extraordinary item -
   loss on early
   retirement of debt         (1,548)     (2,057)       (1,548)      (5,480)
     Net income (loss)     $  40,630   $  27,946    $  101,091   $  (37,092)

 Income (loss) per
 weighted average share
 of Common stock:
   Income (loss) before
    extraordinary item     $    0.42   $    0.28    $     1.00   $    (0.30)
   Extraordinary item -
    loss on early
    retirement of debt         (0.02)      (0.02)        (0.02)       (0.05)
   Net income (loss)       $    0.40   $    0.26    $     0.98   $    (0.35)
 Dividends per Common
   share                   $   0.140   $   0.125    $    0.420   $    0.375
 Weighted average shares
 outstanding                 100,793       107,312     102,709      107,053


              See notes to condensed consolidated financial statements.

                              MAYTAG CORPORATION

           Condensed Statements of Consolidated Financial Condition


                                                September 30    December 31
                                                    1996            1995
                                                (Unaudited)
                                                  (In thousands except per
                                                        share data)

 ASSETS

 Current assets

   Cash and cash equivalents                  $       12,379  $      141,214
   Accounts receivable                               534,684         417,457
   Inventories                                       345,270         265,119
   Deferred income taxes                              41,299          42,785
   Other current assets                               54,717          43,559
     Total current assets                            988,349         910,134


 Noncurrent assets

   Deferred income taxes                              89,279          91,610
   Pension investments                                 1,408           1,489
   Intangible pension asset                           91,291          91,291
   Other intangibles                                 321,905         300,086
   Other noncurrent assets                            40,683          29,321
     Total noncurrent assets                         544,566         513,797


 Property, Plant and Equipment                     1,590,809       1,411,926
   Less allowance for depreciation                   777,044         710,791
     Total property, plant and equipment             813,765         701,135

     Total assets                             $    2,346,680  $    2,125,066






              See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION

                                               September 30    December 31
                                                   1996            1995
                                               (Unaudited)
                                                 (In thousands except per
                                                       share data)
 LIABILITIES AND SHAREOWNERS' EQUITY

 Current liabilities

    Notes payable                            $      72,262   $          --
    Accounts payable                               194,286         142,676
    Compensation to employees                       65,124          61,644
    Accrued liabilities                            162,393         156,041
    Restructuring reserve                           28,829
    Income taxes payable                                             3,141
    Current maturities of long-term debt            58,992           3,201
     Total current liabilities                     581,886         366,703

 Noncurrent liabilities

    Deferred income taxes                           10,648          14,367
    Long-term debt                                 496,003         536,579
    Postretirement benefits other than
      pensions                                     443,770         428,478
    Pension liability                               70,922          88,883
    Other noncurrent liabilities                    76,512          52,705
       Total noncurrent liabilities              1,097,855       1,121,012

 Minority interest                                  68,963

 Shareowners' equity
    Preferred stock
      Authorized - 24,000,000 shares
      (par value $1.00 per share)
      Issued - none
    Common stock
      Authorized - 200,000,000 shares
      (par value $1.25 per share)
      Issued - 117,150,593 shares,
               including shares in
               treasury                            146,438         146,438
    Additional paid-in capital                     471,220         472,602
    Retained earnings                              402,185         344,346
    Cost of Common stock in treasury
    (1996 - 16,549,252 shares; 1995 -
    11,745,395 shares)                            (354,656)       (255,663)
    Employee stock plans                           (55,005)        (57,319)
    Minimum pension liability adjustment            (5,656)         (5,656)
    Foreign currency translation                    (6,550)         (7,397)
      Total shareowners' equity                    597,976         637,351
      Total liabilities and shareowners'
      equity                                 $   2,346,680   $   2,125,066
         See notes to condensed consolidated financial statements.

                              MAYTAG CORPORATION

               Condensed Statements of Consolidated Cash Flows
                                 (Unaudited)
                                                        Nine Months Ended
                                                           September 30
                                                        1996         1995
                                                          (In thousands)
 Operating activities
   Net income (loss)                                $  101,091   $  (37,092)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Extraordinary item - loss on early retirement
       of debt                                           1,548        5,480
     Loss on business disposition                                   140,792
     Depreciation and amortization                      81,773       85,215
     Deferred income taxes                                  98      (18,558)
     Minority interest                                     246
     Restructuring charge                               40,000
   Changes in selected working capital items
     exclusive of business dispositions and
     investment in joint venture:
       Inventories                                     (58,569)      (9,445)
       Receivables                                     (68,864)     (27,111)
       Other current assets                             10,197       23,887
       Restructuring reserve                           (11,171)
       Other current liabilities                        25,080       (2,167)
     Pension assets and liabilities                    (17,880)      12,439
     Postretirement benefits                            15,292       11,481
     Other - net                                        13,291       11,835
       Net cash provided by operating activities       132,132      196,756

 Investing activities
   Proceeds from business disposition (net of
   cash in business sold of $15,783)                                148,497
   Investment in joint venture (net of cash
   acquired of $5,174)                                 (29,625)
   Capital expenditures                               (146,343)     (98,458)
       Total investing activities                     (175,968)      50,039

 Financing activities
   Proceeds from issuance of notes payable             382,799      442,894
   Repayment of notes payable                         (331,932)    (472,702)
   Proceeds from issuance of long-term debt             26,500
   Repayment of long-term debt                         (20,356)    (163,330)
   Debt repurchase premiums                             (1,548)      (5,480)
   Stock repurchases                                  (112,905)
   Stock options exercised and other Common stock
     transactions                                       14,846       12,686
   Dividends                                           (43,253)     (40,386)
       Total financing activities                      (85,849)    (226,318)
 Effect of exchange rates on cash                          850        3,791
       Increase (decrease) in cash and cash
       equivalents                                    (128,835)      24,268
 Cash and cash equivalents at beginning of year        141,214      110,403
       Cash and cash equivalents at end of period   $   12,379   $  134,671
          See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
            Notes to Condensed Consolidated Financial Statements
                             September 30, 1996
                                (Unaudited)

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1995.

Note B: Inventories

Inventories consist of the following (in thousands):

                          September 30        December 31
                             1996                 1995

Finished products            $238,583            $190,878
Work in process                51,101              37,506
Raw Materials                  50,121              31,158
Supplies                        5,465               5,577
                             $345,270            $265,119


Certain previously reported amounts have been reclassified to conform with the current period presentation.

Note C: Restructuring

During the first quarter of 1996, the Company announced the restructuring of its major home appliance business designed to strengthen its position in the industry and to deliver improved results to both customers and shareowners. This included the consolidation of separate organizational units into a single operation responsible for all activities associated with the manufacture and distribution of the Company's brands of major home appliances and the closing of a cooking products plant in Indianapolis, Indiana, and transfer of that production to the Company's plant in Cleveland, Tennessee.

As a result of this restructuring, the Company recorded a one-time restructuring charge of $40 million, or $24.4 million after-tax, in the first quarter of 1996. This charge is primarily related to the costs associated with the consolidation of cooking products manufacturing activities and consolidation of activities of the previously separate organizational units. Of this $40 million restructuring charge, it is estimated that cash expenditures of approximately $24 million primarily related to severance costs will be incurred in 1996. The non-cash charges of approximately $16 million are primarily related to write-offs of property, plant and equipment. During the first nine months of 1996, the Company incurred approximately $11 million of costs, of which approximately $9 million were cash expenditures, against the $40 million reserve established for this restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPARISON OF 1996 WITH 1995

NET SALES

Net sales in the third quarter of 1996 increased 2.3 percent from the third quarter of 1995. Excluding sales of $10.0 million for the newly established joint venture in China, net sales in the current quarter increased 0.9 percent over the same quarter of the previous year. (See discussion of this investment in "Liquidity and Capital Resources" section of this Management Discussion and Analysis).

The North American home appliances segment had third quarter sales of $694.6 million, up 1.3 percent from sales of $685.7 million in the third quarter of 1995. While sales of new floor care products introduced in the year resulted in increased sales, sales of major home appliances declined from the same quarter of the previous year. Sales of major home appliances were down from the third quarter of 1995 because of highly competitive market conditions. The decline experienced was primarily associated with private label sales to national accounts. The industry trade association projects 1996 major home appliances shipments in the U.S. to exceed 1995 levels by approximately two percent and 1997 shipments to be slightly below the current year level.

Vending equipment sales in the third quarter of 1996 were $38.2 million, down 6.0 percent from the third quarter of 1995. Sales increased 2.6 percent compared to last year after excluding sales totaling $3.4 million in the third quarter of 1995 made by a Dixie-Narco manufacturing operation in Eastlake, Ohio ("Eastlake Operation") which designed and manufactured currency validators and electronic components used in the gaming and vending industries and which was sold in December 1995. Dixie-Narco's headquarters and vending machine manufacturing facility in Williston, SC, are not affected by this business disposition.

Net sales for the first nine months of 1996 decreased 5.2 percent from the first nine months of 1995 as reported. Excluding 1995 sales totaling $181.2 million made by the Company's home appliance operations in Europe ("European Operations") which were sold with a disposition date of June 30, 1995, sales in the first nine months of 1996, which includes sales of the Chinese joint venture, increased 2.8 percent from the comparable period of 1995.

The North American home appliances segment had nine month sales of $2.087 billion, an increase of 3.6 percent from sales of $2.014 billion in the first nine months of 1995. Sales of new floor care products have resulted in significant year over year increases based in part on the Hoover brand upright extractor which was previously the only product of this unique design in the market. A major competitor entered the upright extractor market in the third quarter of this year with a similar product. The Company believes that the potential negative impact of this competing product may be mitigated by the expansion of the market for products of this type.

Vending equipment sales in the first nine months of 1996 were $131.9 million, down 14.7 percent from 1995. Vending equipment sales declined 7.6 percent compared to last year after excluding sales totaling $11.8 million in the first nine months of 1995 made by the Eastlake Operation. The decrease in sales is primarily a result of a decrease in domestic vender sales due to a shift in customer preference from traditional venders to new models of venders, which maximize the different sizes and types of beverage selections. Dixie-Narco is currently unable to produce sufficient volume of these new venders to meet market requirements due to lead times to acquire production tooling. In addition to this decline in domestic vender sales, export sales of glass front merchandisers were down from the previous year.

GROSS PROFIT

Gross margin as a percent of sales in the third quarter of 1996 increased to 27.6 percent of sales from 25.8 percent of sales in the third quarter of 1995. In the first nine months of 1996, gross margins increased to 27.6 percent of sales from 25.9 percent of sales in the same period of last year. The increase in year to date gross margin performance is due to the divestiture of the lower margin European Operations in 1995 as well as the factors described below.

Gross margins increased in the home appliances segment primarily as a result of lower raw material prices and more favorable brand and product sales mix. These improvements were partially offset by an increase in distribution costs related to the transition to the new regional distribution centers. The increased distribution costs are expected to continue throughout 1996 as the transition continues. Vending equipment gross margins decreased due to lower sales volumes and an increase in manufacturing costs associated with bringing new products into production.

As mentioned above, the Company experienced lower raw material prices in the first nine months of 1996 compared to the same period in 1995. These lower raw material prices accounted for approximately $12 million of additional gross profit for the year. The Company expects lower raw material prices to continue relative to 1995 throughout the remainder of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Third quarter selling, general and administrative expenses ("SG&A") expenses increased to 16.8 percent of sales from 15.6 percent of sales in 1995. For the first nine months of 1996, SG&A expenses increased to 16.9 percent of sales from 16.3 percent of sales in 1995. The increase is primarily due to an increase in advertising and sales promotion spending to respond to competitive market conditions.

RESTRUCTURING CHARGE

During the first quarter of 1996, the Company announced the restructuring of its major home appliance business designed to strengthen its position in the industry and to deliver improved results to both customers and shareowners. This included the consolidation of separate organizational units into a single operation responsible for all activities associated with the manufacture and distribution of the Company's brands of major home appliances and the closing of a cooking products plant in Indianapolis, Indiana, and transfer of that production to the Company's plant in Cleveland, Tennessee.

As a result of this restructuring, the Company recorded a one-time restructuring charge of $40 million, or $24.4 million after-tax, in the first quarter of 1996. This charge is primarily related to the costs associated with the consolidation of cooking products manufacturing activities and consolidation of activities of the previously separate organizational units. Of this $40 million restructuring charge, it is estimated that cash expenditures of approximately $24 million primarily related to severance costs will be incurred in 1996. The non-cash charges of approximately $16 million are primarily related to write-offs of property, plant and equipment. During the first nine months of 1996, the Company incurred approximately $11 million of costs, of which approximately $9 million were cash expenditures, against the $40 million reserve established for this restructuring.

The Company originally estimated an additional $10 million of restructuring costs, not included in the one-time restructuring charge, to be incurred during 1996 and charged as an expense in the period when incurred. Approximately $6 million of these additional restructuring costs, the majority of which were cash expenditures, were incurred in the first nine months of 1996. The Company currently anticipates that $2 million of these on-going restructuring costs will be incurred in the fourth quarter of 1996 and the remainder in the first quarter of 1997.

OPERATING INCOME

Operating income for the third quarter of 1996 was $80.1 million, or 10.8 percent of sales, compared to $74.4 million, or 10.2 percent of sales, in 1995. Operating income for the North American home appliances segment increased 3.4 percent to $80.6 million, or 11.6 percent of sales, in the third quarter of 1996 from $77.9 million, or 11.4 percent of sales in the third quarter of 1995. The increase in operating income is a result of the improvement in gross profit mentioned above. Vending equipment operating income decreased 56.1 percent to $1.8 million from $4.1 million in the third quarter of 1995. The decrease in operating income is due to the decrease in gross profit mentioned above.

For the first nine months of 1996, operating income was $198.6 million compared to $226.6 million in the same period in 1995. However, excluding the $40 million restructuring charge recorded in the first quarter of 1996, operating income for the first nine months of 1996 was $238.6 million, or
10.7 percent of sales. This compares to operating income of $233.8 million, or 10.8 percent of sales, after excluding the results of the European Operations in 1995.

Operating income for the North American home appliances segment in the first nine months of 1996, excluding the $40 million restructuring charge, increased to $244.5 million, or 11.7 percent of sales, an increase of 3.8 percent compared to $235.5 million, or 11.7 percent of sales, in the same period in 1995. Vending equipment operating income decreased 46.1 percent to $10.7 million, or 8.1 percent of sales, compared to $19.9 million, or
12.9 percent of sales, in the first nine months of 1995.

INTEREST EXPENSE

Interest expense in the current quarter decreased 14.8 percent from the third quarter of 1995 and 24.1 percent from the first nine months of 1995 as a result of the debt reduction from the application of proceeds from the sale of the Company's international operations and higher capitalized interest related to capital projects.

OTHER INCOME AND EXPENSE

The prior year to date results reflect the impact of the sale of the European Operations in the second quarter of 1995. The pre-tax loss from the sale was $140.8 million and resulted in an after-tax loss of $135.4 million, or $1.27 per share. In the third quarter of 1995, the Company recorded a $16.5 million charge to settle a lawsuit relating to the closing of the former Dixie-Narco plant in Ranson, West Virginia. The after-tax charge was $9.9 million, or $0.09 per share.

INCOME TAXES

The effective tax rate for the first nine months of 1996 decreased to 39 percent from 40 percent in 1995 excluding amounts relating to the loss on the sale of the European Operations. This decrease is primarily due to the realization of capital gains and the corresponding reduction to the valuation allowances recorded against the deferred tax assets related to the Company's capital loss carryforwards generated from the sale of the European Operations in the second quarter of 1995.

EXTRAORDINARY ITEM

During the current quarter, the Company retired $17.5 million of long term debt at a cost of $1.5 million after-tax, or $0.02 per share. During the second and third quarters of 1995, the Company retired $116.5 million of long-term debt at a cost of $5.5 million after-tax, or $0.05 per share ($0.03 and $0.02 for the second and third quarters of 1995, respectively).

NET INCOME

Net income in the third quarter of 1996 was $40.6 million, or $0.40 per share, compared to net income of $27.9 million, or $0.26 per share in 1995. The increase in net income is due to an increase in operating income, lower interest expense, the lower effective tax rate and the 1995 charge for the Dixie-Narco plant closing settlement. Net income related to the divested Eastlake Operation was not significant to consolidated net income in the third quarter of 1995.

Net income for the first nine months of 1996 was $101.1 million, or $0.98 per share, compared to a net loss of $37.1 million, or $0.35 per share in 1995 which reflected a $135.4 million after-tax loss on the sale of the European Operations, a $9.9 million after-tax charge related to the Dixie-Narco plant closing settlement, and the $5.5 million extraordinary item from the early retirement of debt.

Special items in 1996 include the $24.4 million after-tax restructuring charge in the first quarter of 1996 and $1.5 million of debt retirement costs in the current quarter. Excluding these special items, as well as the 1995 special items mentioned above, income for the first nine months of 1996 would have been $127.0 million, or $1.24 per share, compared to income for the first nine months of 1995 of $113.6 million, or $1.06 per share.

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

Net cash provided by operating activities in the first nine months of 1996 decreased from 1995 primarily due to a $40 million pension contribution made in the first quarter of 1996 and an increase in inventory.

Total Investing Activities: The Company continually invests in its businesses to improve product design and manufacturing processes and to increase capacity when needed.

Capital expenditures for the first nine months of 1996 were $146.3 million compared to $98.5 million in the first nine months of 1995. The higher capital spending is due to the continuation of several major capital projects that the Company plans to continue to implement over the next several years. These projects include a new high efficiency clothes washer and a complete redesign of the Company's refrigerator product lines. Planned capital expenditures for 1996 are approximately $200 million and relate to these projects as well as other ongoing production improvements and product enhancements. Capital spending in 1996 includes approximately $10 million of interest expense which will be capitalized as a result of the major projects described above.

In the third quarter of 1996, the Company invested $35 million and committed additional investments of $35 million for a 50.5% ownership in a joint venture with a manufacturer of appliances in China. The results of this operation are consolidated in the Company s financial statements and reflect an adjustment for the minority interest of the joint venture.

In the second quarter of 1996, the Company announced plans to expand its Hoover floor care division's manufacturing facility in El Paso, Texas. The facility expansion will be used to add a new production line to manufacture a new line of Hoover products. The capital expenditure, estimated to be $47 million, is part of the Company's planned 1996 and 1997 capital spending programs.

Total Financing Activities: Dividend payments for the first nine months of 1996 amounted to $43.4 million, or $0.42 per share, compared to $40.4 million, or $0.375 per share in the same period in 1995.

In the fourth quarter of 1995, the Company commenced a stock repurchase program to buy up to 10.8 million shares of the Company's outstanding Common stock. Through September 30, 1996, 8.1 million shares had been repurchased in the program at a total cost of $167.7 million. The shares repurchased favorably impacted earnings per share by $0.03 in the third quarter of 1996. In the fourth quarter of 1996, the Company announced plans to expand this program to buy an additional 5 million shares over a non-specified period of time.

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

CONTINGENCIES/OTHER

A soft drink bottler, Buenos Aires Embotelladora Inc. ("BAESA"), previously announced it was unable to pay amounts due on various bank loans totalling approximately $500 million and was exploring alternatives with its lenders to restructure its debt. BAESA has negotiated a standstill agreement with its lenders which provides for payment of 30% of the interest which will accrue and suspension of principal payments until March 31, 1997. The Company had guaranteed bank loans in the amount of $19.8 million used to finance the purchases of vending equipment from Dixie-Narco. In October of 1996, the Company purchased a guaranteed loan in the amount of $14.3 million from one of the banks and remains contingently liable on its guarantees for the remaining bank loans of $5.5 million. Dixie-Narco also has receivables owed by the customer totaling $1.6 million. The Company is unable to project the ultimate settlement on the receivables and loans and accordingly has established limited reserves for an unfavorable outcome.

In connection with the sale of the European Operations, the terms of the contract provide for a post closing adjustment to the price. The post-closing adjustment and certain warranty claims asserted by the buyer were in dispute, but have been resolved in a manner satisfactory to both parties and with no material impact to the Company. In connection with the sale the Company has made various warranties to the buyer, including the accuracy of tax net operating losses in the United Kingdom, and agreed to indemnify the buyer for liabilities resulting from customer claims under the "free flights" promotions in excess of the reserve balance at the time of sale. There are limitations on the Company's liability in the event the buyer incurs a loss as a result of breach of the warranties. The Company does not expect any liability it might have under such warranties and indemnity to have a material adverse effect on its financial condition.

As announced in 1995, the Company is conducting an in-home inspection program to eliminate a potential problem with a small electrical component in Maytag brand dishwashers. This inspection program is substantially completed and the related costs have been recognized. Estimated future costs associated with this aforementioned program have been reserved and are not expected to have any material impact on future operating results.

                             MAYTAG CORPORATION

                      Exhibits and Reports on Form 8-K

                             September 30, 1996

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (12)  Computation of Ratio of Earnings to Fixed Charges

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Form 8-K dated August 20, 1996 under Item 7 for the purpose of filing certain exhibits to the Company's Registration Statement on Form S-3 (No. 33-35219). The Company disclosed that it would be selling, from time to time, medium-term notes in an aggregate amount up to $150 million.

          The Company also filed a Form 8-K dated September 16, 1996 under
     Item 5 announcing that it will invest approximately $70 million in a series of joint ventures in laundry and refrigeration with the Hefei Rongshida Group Corporation in Hefei, Anhui Province, the People's Republic of China. The Company will own 50.5 percent in the joint ventures which will operate under the name Hefei Rongshida. The joint ventures have received approval from the provincial government in Anhui.

                             MAYTAG CORPORATION

                                 Signatures

                             September 30, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             MAYTAG CORPORATION


Date November 14, 1996                  s/s Gerald J. Pribanic

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

                                        Steven H. Wood
                                        Vice President, Financial
                                        Reporting and Audit and Chief
                                        Accounting Officer

                                  MAYTAG CORPORATION
                                      Exhibit 12
                  Computation of Ratio of Earnings to Fixed Charges
                   (Amounts in thousands of dollars except ratios)




                          Nine
                         Months
                          Ended            Year Ended December 31
                         9-30-96  1995     1994     1993     1992    1991

 Consolidated pretax
     income from
     continuing
     operations before
     minority interest
     and extraordinary
     item               $168,663 $59,804 $241,337  $89,870  $7,546 $123,417

 Interest expense         31,034  52,087   74,077   75,364  75,004   75,159

 Depreciation of
     capitalized
     interest              1,159   1,695    1,772    1,546     933      348

 Interest portion of
     rental expense        5,197   8,789   10,722   10,480  11,264   11,177

 Earnings                206,053 122,375  327,908  177,260  94,747  210,101


 Interest expense       $ 31,034 $52,087  $74,077  $75,364 $75,004  $75,159

 Interest capitalized      6,353   2,534      547    1,484   3,886    6,329

 Interest portion of
     rental expense        5,197   8,789   10,722   10,480  11,264   11,177

 Fixed Charges           $42,584 $63,410  $85,346  $87,328 $90,154  $92,665




 Ratio of earnings to
     fixed charges        4.84     1.93     3.84     2.03    1.05      2.27