Form 10-K
period 1996-12-31
MAYTAG CORP
filed 1997-03-26
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 1996

     or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________________ to _________________

                          Commission file number 1-655

                               MAYTAG CORPORATION

A Delaware Corporation        I.R.S. Employer Identification No. 42-0401785

403 West Fourth Street North, Newton, Iowa 50208

Registrant's telephone number, including area code:  515-792-7000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on March 17, 1997 was $2,070,947,400. The number of shares outstanding of the registrant's Common Stock (par value $1.25) as of the close of business on March 17, 1997 was 98,033,013.

                       DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, portions of the registrant's Proxy statement for its Annual Meeting of Shareholders to be held May 15, 1997 have been incorporated by reference.

MAYTAG CORPORATION
1996 ANNUAL REPORT ON FORM 10-K CONTENTS

Item                                                                 Page



PART I:

 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

    Business - Home Appliances  . . . . . . . . . . . . . . . . . . .  3

    Business - Vending Equipment  . . . . . . . . . . . . . . . . . .  5

 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

 3. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . .  6

 4. Submission of Matters to a Vote of Security Holders   . . . . . .  6

    Executive Officers of the Registrant  . . . . . . . . . . . . . .  7

PART II:

 5. Market for the Registrant's Common Equity and Related Stockholder
    Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

 6. Selected Financial Data   . . . . . . . . . . . . . . . . . . . .  8

 7. Management's Discussion and Analysis of Financial Condition and

    Results of Operations   . . . . . . . . . . . . . . . . . . . . .  9

 8. Financial Statements and Supplementary Data   . . . . . . . . . .  15

 9. Changes in and Disagreements with Accountants on Accounting and

    Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .  38

PART III:

10. Directors and Executive Officers of the Registrant  . . . . . . .  38

11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . .  39

12. Security Ownership of Certain Beneficial Owners and Management  .  39

13. Certain Relationships and Related Transactions  . . . . . . . . .  39

PART IV:

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  39

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

PART I

Item 1.   Business.

Maytag Corporation (the "Company") was organized as a Delaware corporation in 1925. The Company operates in two business segments: home appliances and vending equipment. Financial and other information relating to industry segment and geographic data is included in Part II, Item 7, Pages 9-13, and Item 8, Pages 36 and 37.

HOME APPLIANCES

The home appliances segment represented 94.6 percent of consolidated net sales in 1996.

The Company, through its various business units, manufactures, distributes and services a broad line of home appliances including laundry equipment, dishwashers, refrigerators, cooking appliances, vacuum cleaners and extractors. The Company's home appliance brands include Maytag, Jenn-Air, Magic Chef, Admiral and Hoover. Maytag International, Inc., the Company's international marketing subsidiary, handles the sales of appliances and licensing of certain home appliance brands in markets outside the United States and Canada. The Company markets its home appliances to major United States and certain international markets, including the replacement market, the commercial laundry market, the new home and apartment builder market, the recreational vehicle market, the private label market and the household/commercial floor care market. Products are primarily sold to major retailers, independent dealers and distributors.

During the first quarter of 1996 the Company announced the restructuring of its major appliance operations in an effort to strengthen its position in the industry and to deliver improved results to both customers and shareowners. This included the consolidation of two separate organizational units into a single operation responsible for all activities associated with the manufacture and distribution of the Company's brands of major appliances and the closing of a cooking products plant in Indianapolis, Indiana, with transfer of that production to an existing plant in Cleveland, Tennessee.

In the third quarter of 1996 the Company invested approximately $35 million and committed additional investments of $35 million for a 50.5 percent ownership in a joint venture with a manufacturer of appliances in China. In the second quarter of 1995 the Company sold its home appliance operations in Europe ("European Operations") and in the fourth quarter of 1994 the Company sold its home appliance operations in Australia and New Zealand ("Australian Operations"). Additional information regarding this acquisition and these divestitures is included in Part II, Item 7, Pages 12 and 14; and Item 8, Pages 24 and 25.

During 1997, the Company expects to introduce new products and newly designed products resulting from major capital projects. The Company's major capital projects and planned capital expenditures for 1997 are described in Part II,
Item 7, Page 14.

A portion of the Company's operations and sales is outside the United States. The risks involved in foreign operations vary from country to country and include tariffs, trade restrictions, changes in currency values, economic conditions and international relations. Geographic information is included in
Part II, Item 8, Page 37.

The Company uses basic raw materials such as steel, copper, aluminum, rubber and plastic in its manufacturing process in addition to purchased motors, compressors, timers, valves and other components. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The Company holds a number of patents which are important in the manufacture of its products. The Company also holds a number of trademark registrations of which the most important are ADMIRAL, HOOVER, JENN-AIR, MAGIC CHEF, MAYTAG and the associated corporate symbols.

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

The home appliance market is highly competitive with the principal competitors being larger than the Company. Competitive pressures make price increases difficult to implement. The Company uses brand image, product quality, product innovation, customer service, advertising and warranty as its principal methods of competition.

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8, page 35.

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

The Company continues to progress on major capital projects implemented to address the stricter governmental energy and environmental standards regarding appliances which may become effective over the next several years. The Company intends to be in compliance with these various standards, which affect the entire appliance industry, as they become effective.

The number of employees of the Company within the home appliances segment as of February 22, 1997 was 19,463.

VENDING EQUIPMENT

The vending equipment segment represented 5.4 percent of consolidated net sales in 1996.

The Company manufactures, through its Dixie-Narco subsidiary, a variety of bottle and can vending equipment and glass front merchandisers. The products are sold worldwide primarily to soft drink bottlers and vending equipment distributors.

In the fourth quarter of 1995, the Company sold the business and assets of a Dixie-Narco manufacturing operation in Eastlake, Ohio ("Eastlake Operation"). The Eastlake Operation designed and manufactured currency validators and electronic components used in the gaming and vending industries. Dixie-Narco's headquarters and vending machine manufacturing facility in Williston, South Carolina, were not affected by this business disposition. Additional information regarding this divestiture is included in Part II, Item 7, Page 12.

The Company uses steel as a basic raw material in its manufacturing processes in addition to purchased motors, compressors and other components. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The Company holds a number of patents which are important in the manufacture of its products. The Company holds a DIXIE-NARCO trademark registration and its associated corporate symbol.

Vending equipment sales, though stronger in the first six months of the year, are considered by the Company to be essentially nonseasonal.

The Company's vending equipment segment is dependent upon a few major soft drink suppliers. Therefore, the loss of one or more of these customers could have a material significant adverse effect on this segment. The Company manufactures and sells its vending machines and glass front merchandisers in competition with a small number of other manufacturers and is the major manufacturer of such equipment. The principal methods of competition utilized by the vending equipment segment are product quality, customer service, warranty and price.

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

The number of employees of the Company within the vending equipment segment as of February 22, 1997 was 1,080.

Item 2.   Properties.

The Company's corporate headquarters is located in Newton, Iowa. Major offices and manufacturing facilities in the United States related to the home appliances segment are located in: Newton, Iowa; Galesburg, Illinois; Cleveland, Tennessee; Jackson, Tennessee; Milan, Tennessee; Herrin, Illinois; North Canton, Ohio; and El Paso, Texas. In addition to manufacturing facilities in the United States, the Company has three other North American manufacturing facilities, one in Canada and two in Mexico.

In the third quarter of 1996 the Company invested approximately $35 million and committed additional investments of $35 million for a 50.5 percent ownership in a joint venture with a manufacturer of appliances in China. In the second quarter of 1995 the Company sold its European Operations and in the fourth quarter of 1994 the Company sold its Australian Operations. Additional information regarding this acquisition and these divestitures is included in
Part II, Item 7, Pages 12 and 14; and Item 8, Pages 24 and 25.

During 1996 the Company phased out production at its Indianapolis, Indiana cooking products facility and consolidated the manufacturing of all cooking products at its larger cooking products plant in Cleveland, Tennessee.

The office and manufacturing facility related to the vending equipment segment is located in Williston, South Carolina. In the fourth quarter of 1995, the Company sold its Eastlake Operation. Additional information regarding this divestiture is included in Part II, Item 7, Page 12.

The manufacturing facilities for both segments are well maintained, suitably equipped and in good operating condition. The facilities used had sufficient capacity to meet production needs in 1996, and the Company expects that such capacity will be adequate for planned production in 1997. The Company's major capital projects and planned capital expenditures for 1997 are described in Part II, Item 7, Page 14.

The Company also owns or leases sales offices in many large metropolitan areas throughout the United States and Canada. Lease commitments are included in Part II, Item 8, Page 32.

Item 3.   Legal Proceedings.

The Company is involved in contractual disputes, environmental, administrative and legal proceedings and investigations of various types. Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position. The Company's contingent liabilities are discussed in Part II, Item 8, Pages 35 and 36.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 1996 through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names of all executive officers of the Company, the offices held by them, the year they first became an officer of the Company and their ages:

                                                              First
                                                              Became
          Name          Office Held                         an Officer  Age

Leonard A. Hadley       Chairman and
                        Chief Executive Officer                1979      62

Lloyd D. Ward           Executive Vice President, President
                        Maytag Appliances                      1996      48

Gerald J. Pribanic      Executive Vice President and Chief
                        Financial Officer                      1996      53

Brian A. Girdlestone    President, The Hoover Company          1996      63

Robert W. Downing       President, Dixie-Narco, Inc.           1996      60

Edward H. Graham        Senior Vice President, General
                        Counsel and Assistant Secretary        1990      61

John M. Dupuy           Vice President, Strategic Planning     1996      40

Jon O. Nicholas         Vice President, Human Resources,
                        Maytag Appliances                      1993      57

David D. Urbani         Vice President and Treasurer           1995      51

Steven H. Wood          Vice President, Financial Reporting
                        and Audit                              1996      39

The executive officers were elected to serve in the indicated office until the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders on May 15, 1997 or until their successors are elected.

Each of the executive officers has served the Company in various executive or administrative positions for at least five years except for:

          Name                       Company/Position               Period

Lloyd D. Ward           PepsiCo, Inc. - President, Central
                        Division, Frito-Lay, Inc.                  1992-1996

John M. Dupuy           A. T. Kearney - Principal Consultant       1993-1995
                        Booz, Allen & Hamilton - Principal         1985-1993
                        Consultant

David D. Urbani         Air Products and Chemicals, Inc.
                        -     Assistant Treasurer                  1984-1994

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

                    1996                    1995              1996        1995
Quarter       High         Low        High         Low
First       $21 7/8     $18 5/8     $17 1/8     $14 1/2      $.14        $.125
Second       22 7/8      18 3/4      17 5/8      15 3/8       .14         .125
Third        21 1/2      17 1/2      18 1/8      15 1/4       .14         .125
Fourth       21 1/4      18 7/8      21 1/2      17 3/8       .14         .14


The principal U.S. market in which the Company's common stock is traded is the New York Stock Exchange. As of March 17, 1997, the Company had 28,442 shareowners of record.

Item 6.    Selected Financial Data.

Dollars in thousands
except per share data       1996(1)   1995 (2)   1994 (3)    1993 (4)   1992 (5)
Net sales               $3,001,656 $3,039,524 $3,372,515  $2,987,054 $3,041,223
Gross profit               821,443    788,908    876,450     724,112    701,817
  Percent to sales            27.4%     26.0%      26.0%       24.2%      23.1%
Operating profit        $  269,079 $  288,234 $  322,768  $  158,878 $   78,567
  Percent to sales            9.0%       9.5%       9.6%        5.3%       2.6%
Income (loss) from
continuing operations   $  137,977 $  (14,996)$  151,137  $   51,270 $   (8,354)
  Percent to sales            4.6%       (.5%)      4.5%        1.7%       (.3%)
  Per share             $     1.36 $    (0.14)$     1.42  $     0.48 $    (0.08)
Dividends paid per
share                         0.56      0.515       0.50        0.50       0.50
Average shares
outstanding                101,727    107,062    106,795     106,252    106,077
Working capital         $  334,948 $  543,431 $  595,703  $  406,181 $  452,626
Depreciation of
property, plant and
equipment                  101,912    102,572    110,044     102,459     94,032
Additions to property,
plant and equipment        219,902    152,914     84,136      99,300    129,891
Total assets             2,329,940  2,125,066  2,504,327   2,469,498  2,501,490
Long-term debt             488,537    536,579    663,205     724,695    789,232
Total debt to
capitalization               51.2%      45.9%      50.7%       60.6%      58.7%

(1) Net sales include $40.4 million of sales from the Company's acquisition of a
50.5 percent ownership in a joint venture of appliances in China in the third quarter of 1996. Operating profit includes a $40 million charge for the restructuring of the Company's major home appliance business. The after-tax charge for this restructuring of $24.4 million is included in income (loss) from continuing operations. Excludes the extraordinary loss on the early retirement of debt.

(2) Net sales include $181.2 million made by the Company's European Operations which was sold effective June 30, 1995. Income (loss) from continuing operations includes a $135.4 million after-tax loss on the sale of the Company's European Operations, a $9.9 million after-tax charge to settle a lawsuit relating to the closing of the former Dixie-Narco plant in Ranson, West

Virginia, a $3.6 million after-tax loss on the sale of the Eastlake Operation and a $10.8 million after-tax loss arising from a guarantee of indebtedness relating to the sale of one its manufacturing plants in 1992. Excludes the extraordinary loss on the early retirement of debt.

(3) Net sales include $399 million made by the Company's European Operations which was sold effective June 30, 1995 and $142 million made by the Company's Australian Operations which was sold effective December 31, 1994. Income (loss) from continuing operations includes a $20 million one-time tax benefit associated with European operating losses and reorganization costs and a $16.4 million after-tax loss from the sale of the Company's Australian Operations. Excludes the cumulative effect of an accounting change.

(4) Net sales include $390.8 million made by the Company's European Operations which was sold effective June 30, 1995 and $127.9 million made by the Company's Australian Operations which was sold effective December 31, 1994. Operating profit includes $60.4 million in charges ($50 million in a special charge) for costs associated with two Hoover Europe "free flights" promotion programs. The $30 million after-tax charge for the $50 million special charge is included in income (loss) from continuing operations.

(5) Net sales include $501.9 million made by the Company's European Operations which was sold effective June 30, 1995 and $131.8 million made by the Company's Australian Operations which was sold effective December 31, 1994. Operating profit includes a $95 million pretax charge relating to the reorganization of the North American and European business units. The after-tax charge for this restructuring of $73.8 million is included in income (loss) from continuing operations. Excludes the cumulative effect of accounting changes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 1996 with 1995

The Company operates in two business segments, home appliances and vending equipment. Operations of the home appliances segment represented 94.6 percent of net sales in 1996 and 93.6 percent of net sales in 1995.

NET SALES: The Company's consolidated net sales decreased 1.2 percent in 1996 compared to 1995. Net sales in 1996 include four months of sales totaling $40.4 million of the Company's China joint venture (See discussion of this investment in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.) Net sales in 1995 include six months of sales of $181.2 million of the Company's home appliance operations in Europe ("European Operations") which were sold effective June 30, 1995. Excluding sales of the China joint venture and the European Operations, the Company's net sales increased 3.6 percent in 1996 compared to 1995.
      Sales of the North American home appliances segment, which includes major appliances and floor care products, increased 5.1 percent from 1995. Sales of floor care products increased over the prior year due largely to increased sales of new floor care products as well as increased sales of existing products. New floor care products sales have resulted in significant year over year increases based in part on the Hoover brand upright extractor which was previously the only product of this unique design in the market. A major competitor entered the upright extractor market in the third quarter of 1996 and at least one other competitor is expected to enter this market during 1997. The Company believes that the potential negative impact of this competition may be mitigated by the expansion of the market for products of this type. Sales by the Company of major appliances were approximately the same as the previous year and its overall market share in major appliances for 1996 was consistent with year-ago levels. Shipments in the U.S. major appliance industry in 1996 were at record levels. The industry's trade association projects 1997 shipments of major appliances to be approximately the same as 1996 levels.
      Vending equipment sales were down 16.6 percent from 1995.  Sales decreased 9.4 percent compared to last year after excluding sales totaling $15.6 million in 1995 made by a Dixie-Narco manufacturing operation in Ohio ("Eastlake
Operation") sold in December 1995.   The decrease in sales is a result of an
unexpected shift in domestic customer demand for venders which handle certain large soft drink packages. This shift led to significant design and tooling changes which resulted in Dixie-Narco being unable to efficiently produce this type of vender in sufficient volume during 1996. The Company has taken action to remedy this situation and believes that it will be able to meet the market demand for these venders in 1997. In addition to this decline in domestic vender sales, export sales of glass front merchandisers were down from the previous year primarily due to the loss of one customer, BAESA. (See reference to this customer in "Contingencies" section of this Management's Discussion and Analysis.)

GROSS PROFIT: Gross profit as a percent of sales in 1996 increased to 27.4 percent of sales from 26.0 percent of sales in 1995. The increase in gross margin performance is due to the divestiture of the lower margin European Operations in 1995 as well as the factors described below.
      Gross margins increased in the North American home appliances segment primarily as a result of lower raw material prices and more favorable brand and product sales mix. These improvements were partially offset by an increase in distribution costs related to a transition to regional distribution centers.
The increased distribution costs are expected to continue in future periods. Vending equipment gross margins decreased due to lower production volumes and an increase in manufacturing costs associated with the production of the newly designed venders discussed previously.
      The lower raw material prices the Company experienced in 1996 compared to 1995 resulted in approximately $17 million of additional gross profit for the year. The Company expects raw material prices in 1997 to be approximately the same as 1996 levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased to 17.1 percent of sales in 1996 from 16.5 percent of sales in 1995. The increase is primarily due to an increase in advertising and sales promotion spending related to new product introductions and to respond to competitive market conditions.

RESTRUCTURING CHARGE: During the first quarter of 1996 the Company announced the restructuring of its major appliance operations in an effort to strengthen its position in the industry and to deliver improved results to both customers and shareowners. This included the consolidation of two separate organizational units into a single operation responsible for all activities associated with the manufacture and distribution of the Company's brands of major appliances and the closing of a cooking products plant in Indianapolis, Indiana, with transfer of that production to an existing plant in Cleveland, Tennessee.
      As a result of these actions the Company recorded a one-time restructuring charge of $40 million, or $24.4 million after-tax, in the first quarter of 1996. This charge is primarily related to the costs associated with the consolidation of cooking products manufacturing and consolidation of activities of the two separate organizational units.
      The Company incurred $10.5 million of additional restructuring costs during 1996, not included in the one-time restructuring charge. The additional costs were charged to operations as incurred.

OPERATING INCOME: Operating income for 1996 was 9.0 percent of sales compared to 9.5 percent of sales in 1995. However, excluding the $40 million restructuring charge, operating income in 1996 was 10.3 percent of sales. This is consistent with operating income for 1995 of 10.3 percent of sales excluding the European Operations.
      Operating income for the North American home appliances segment in 1996, excluding the $40 million restructuring charge, increased 4.6 percent from 1995. Operating income as a percent of sales was 11.3 percent in 1996 which is approximately the same as the 11.4 percent realized in 1995. Vending equipment operating income decreased 54.3 percent in 1996 compared to 1995. The decrease in operating income is due to the decrease in gross profit discussed previously.

INTEREST EXPENSE: Interest expense decreased 17.4 percent from 1995 primarily as a result of the debt reduction during 1995 and over $6 million of higher capitalized interest related to capital spending in 1996 compared to 1995.

INCOME TAXES: The effective tax rate for 1996 was 39 percent compared to 40 percent in 1995 when excluding amounts relating to the loss on the sale of the European Operations. (See discussion of Income Taxes in "Comparison of 1995 with 1994" section of this Management's Discussion and Analysis.) This decrease is primarily due to the realization of capital gains and the related adjustments to the valuation allowances recorded against deferred tax assets.

EXTRAORDINARY ITEM: In 1996 the Company retired $17.5 million of long-term debt at a cost of $1.5 million after-tax, or $.02 per share. In 1995, the Company retired $116.5 million of long-term debt at a cost of $5.5 million after-tax, or $.05 per share.

NET INCOME (LOSS): Net income for 1996 was $136.4 million, or $1.34 per share, compared to a net loss of $20.5 million, or $.19 per share in 1995. The increase in net income is primarily due to the amount of special items charged to income in 1995 compared to 1996. Special items in 1995 totaled $165.2 million after-tax compared to $25.9 million after-tax in 1996. Special items in 1995 included a $135.4 million after-tax loss on the sale of the European Operations, a $3.6 million after-tax loss on the sale of the Eastlake Operation, a $9.9 million after-tax charge related to a Dixie-Narco plant closing settlement, a $10.8 million after-tax charge arising from a guarantee of indebtedness relating to the sale of one of the Company's manufacturing facilities in 1992 and the $5.5 million extraordinary item from the early retirement of debt. Special items in 1996 included the $24.4 million after-tax restructuring charge and the $1.5 million extraordinary item from the early retirement of debt.
      Excluding special items, income for 1996 would have been $162.4 million, or $1.60 per share, compared to income for 1995 of $144.7 million, or $1.35 per share. This increase is primarily due to an increase in operating income, lower interest expense and the lower effective tax rate. In addition, earnings per share in 1996 was favorably impacted by $.08 per share from the Company's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

Comparison of 1995 with 1994

Operations of the home appliance segment represented 93.6 percent of net sales in 1995 and 94.3 percent of net sales in 1994.

NET SALES: The Company's consolidated net sales decreased 9.9 percent in 1995 compared to 1994. However, net sales were up 0.9 percent after excluding sales of the Australian Operations and the European Operations sold in 1994 and 1995, respectively. Effective December 31, 1994, the Company sold its home appliance operations in Australia and New Zealand ("Australian Operations") which had sales of $142 million in 1994. Similarly, net sales in 1995 and 1994 include sales of $181.2 million and $399 million, respectively, by the Company's European Operations which were sold effective June 30, 1995.
      Sales by the North American home appliances segment increased 0.9 percent from 1994. The segment's performance in 1995 was consistent with overall U.S. industry performance for comparable product categories with the Company's market share remaining relatively unchanged. Shipments in the U.S. major appliance industry in 1995 were slightly below the record shipment levels in 1994 due to downward inventory adjustments by dealers and a slowdown in general economic conditions. Vending equipment sales increased 1.5 percent due to growth in demand for the Company's core soft drink vending machines and glass front merchandisers.

GROSS PROFIT: Gross profit as a percent of sales in 1995 remained consistent with 1994 at 26.0 percent of sales. Margins in the North American home appliances segment decreased due to increases in material costs that could not be passed on to customers because of competitive conditions. Vending equipment margins increased due to the implementation of cost improvement projects. Consolidated gross profit margins remained flat as the impact of the increase in material costs was offset by divestitures of the lower margin Australian Operations and European Operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses remained relatively consistent at 16.5 percent of sales in 1995 compared to 16.4 percent of sales in 1994.

OPERATING INCOME: Operating income for 1995 totaled $288.2 million or 9.5 percent of sales compared to $322.8 million or 9.6 percent of sales in 1994. Excluding the Australian and European Operations in 1995 and 1994, operating income totaled $295.4 million in 1995 or 10.3 percent of sales compared to $309.8 million or 10.9 percent of sales in 1994.

INTEREST EXPENSE: Interest expense decreased 29.7 percent from 1994 due to debt reduction from proceeds of the sale of the Australian and European Operations and from cash provided by operations.

LOSS ON BUSINESS DISPOSITIONS: In 1995 and 1994 the Company divested several under-performing businesses to improve shareowner value. In the fourth quarter of 1994, the Company sold its Australian Operations for $82.1 million in cash. The pretax loss from the sale was $13.1 million and resulted in an after-tax loss of $16.4 million. In the second quarter of 1995, the Company sold its European Operations for $164.3 million in cash. The pretax loss from the sale was $140.8 million and resulted in an after-tax loss of $135.4 million or $1.27 per share. In the fourth quarter of 1995, the Company sold the business and assets of the Eastlake Operation. The pretax loss from the sale was $6 million and resulted in an after-tax loss of $3.6 million or $.03 per share.

SETTLEMENT OF LAWSUIT:  In the third quarter of 1995, the Company recorded a

$16.5 million charge to settle a lawsuit relating to the 1991 closing of a Dixie-Narco plant in Ranson, West Virginia. The after-tax charge was $9.9 million or $.09 per share.

LOSS ON GUARANTEE OF INDEBTEDNESS: In the fourth quarter of 1995, the Company recorded an $18 million charge arising from a guarantee of indebtedness relating to the sale of one of its manufacturing facilities in 1992. The after-tax charge was $10.8 million or $.10 per share.

INCOME TAXES: The significant fluctuation in the relationship of income taxes to income before taxes is due largely to valuation allowances established against deferred tax assets relating to capital loss carryforwards from the loss on the sale of the European Operations. Excluding amounts relating to the loss on the sale of the European Operations, the effective tax rate was 40 percent in 1995. In 1994 the Company recorded a $20 million tax benefit associated with European operating losses and reorganization costs. This benefit was partially offset by the tax expense arising from the sale of the Australian Operations. Excluding these special items the effective tax rate was 42 percent in 1994.
The decrease in the effective tax rate from 42 percent in 1994 to 40 percent in 1995 is primarily due to an increase in tax benefits from export sales from the United States.

ACCOUNTING CHANGE: In 1994 the Company adopted FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." The new rules required recognition of a liability for certain disability and severance benefits to former or inactive employees. The cumulative effect of this accounting change in 1994 was $3.2 million after-tax or $.03 per share.

NET INCOME (LOSS): The Company reported a net loss for 1995 of $20.5 million, or $.19 per share, compared to reported net income of $147.9 million, or $1.39 per share in 1995. The decrease is primarily due to the special items in 1995 compared to 1994. Special items in 1995 include the $135.4 million after-tax loss on the sale of the European Operations, the $3.6 million after-tax loss on the sale of the Eastlake Operation, the $9.9 million after-tax charge related to a Dixie-Narco plant closing settlement, the $10.8 million after-tax charge arising from a guarantee of indebtedness relating to the sale of one of the Company's manufacturing facilities in 1992 and the $5.5 million extraordinary item from the early retirement of debt. Special items in 1994 include a $16.4 million after-tax loss on sale of the Australian Operations, a $20 million tax benefit associated with European operating losses and reorganization costs and a $3.2 million cumulative effect of accounting change.
      Excluding special items in 1995 and 1994, income for 1995 would have been $144.7 million, or $1.35 per share, compared to $147.6 million, or $1.38 per share in 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on the Company's cash flows is presented in the Statements of Consolidated Cash Flows.

NET CASH PROVIDED BY OPERATING ACTIVITIES: Cash flow generated from operating activities consists of net income (loss) adjusted for certain non-cash items, changes in working capital, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization, the restructuring charge and deferred income taxes. Working capital consists primarily of accounts receivable, inventories, other current assets and other current liabilities.

      Net cash provided by operating activities in 1996 decreased from 1995 primarily due to an additional $40 million pension contribution made in 1996 and an increase in working capital, partially offset by a smaller increase in net deferred tax assets.

TOTAL INVESTING ACTIVITIES: In the third quarter of 1996, the Company invested approximately $35 million, net of $5.2 million of cash acquired, and committed additional investments of approximately $35 million for a 50.5 percent ownership in a joint venture with a manufacturer of appliances in China. The results of this joint venture are consolidated in the Company s financial statements.
      The Company continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and governmentally mandated product requirements.
      Capital expenditures in 1996 were $211.5 million compared to $148.3 million in 1995. The higher capital spending is due to several major capital projects that the Company continues to implement. These projects include a new high efficiency clothes washer for both commercial and household use and a complete redesign of the Company's refrigerator product lines. Planned capital expenditures for 1997 are approximately $245 million and primarily relate to the continuation of the projects described above in addition to other previously announced projects. These projects include the addition of a newly designed line of Hoover upright floor care products and the establishment of a refrigeration products facility by the China joint venture. Capital spending in 1996 and planned capital spending in 1997 include approximately $9 million and $8 million, respectively, of interest expense capitalized as a result of the major projects discussed previously.

TOTAL FINANCING ACTIVITIES: Dividend payments for 1996 amounted to $57.2 million, or $.56 per share, compared to $55.4 million, or $.515 per share in 1995.
      During 1996 the Company completed its stock repurchase program to buy
10.8 million shares of the Company's outstanding Common stock. The cost of the
8.1 million shares repurchased in 1996 was $164.4 million. In the fourth quarter of 1996, the Company announced plans to expand this program to buy an additional 5 million shares over a non-specified period of time.
      The Company initiated a trading program of interest rate swaps which it marks to market each period. Due to the volatility in the Canadian interest rate market in 1996 the Company realized $38 million of gains which were offset by mark to market unrealized losses of $40.6 million. The value of these individual swaps is dependent upon movements in the Canadian and U.S. interest rates. As the portfolio of interest rate swaps outstanding at December 31, 1996 is configured, there would be no measurable impact on the net market value of all swap transactions outstanding with any future changes in interest rates.
      As discussed previously, the Company retired $17.5 million of 9.75 percent notes of long-term debt at a cost of $1.5 million after-tax. During 1996 the Company also issued $25 million of 7.22 percent medium-term notes maturing in 2006. In addition, the Company obtained $34.1 million of short-term borrowings to finance its investing and financing activities. The Company expects interest expense to increase in 1997 as a result of increased short-term financing and from interest expense of the China joint venture.
      Any funding requirements for future investing and financing activities in excess of cash on hand and generated from future operations will be supplemented by borrowings. The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which the Company was in compliance with at December 31, 1996.

CONTINGENCIES

A soft drink bottler, Buenos Aires Embotelladora Inc. ("BAESA"), previously announced it was unable to pay amounts due on various bank loans totaling approximately $500 million and was exploring alternatives with its lenders to restructure its debt. BAESA has negotiated a standstill agreement with its lenders which provides for payment of 30 percent of the interest which will accrue and suspension of principal payments until March 31, 1997. The Company had guaranteed bank loans of BAESA in the amount of $19.8 million used to finance the purchases of vending equipment from Dixie-Narco. The Company purchased a guaranteed loan in the amount of $14.3 million from one of the banks prior to December 31, 1996 and remained contingently liable on its guarantees for the remaining bank loans of $5.5 million. Dixie-Narco also has receivables owed by the customer totaling $1.8 million. Subsequent to December 31, 1996 the Company reached an agreement to sell the $14.3 million loan and its obligations and rights under the loan guarantees to a financial institution at a discount and without recourse to the Company. The sale of these items will not have a significant adverse effect on the Company's consolidated financial position.
          The Company has other contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in "Contingencies and Disclosure of Certain Risks and Uncertainties" section of the Notes to Consolidated Financial Statements.)


Item 8.   Financial Statements and Supplementary Data.
                                                                   Page

        Report of Independent Auditors  . . . . . . . . . . . . . .  16

        Statements of Consolidated Income (Loss)--Years Ended
          December 31, 1996, 1995, and 1994 . . . . . . . . . . . .  17

        Statements of Consolidated Financial Condition--
          December 31, 1996 and 1995  . . . . . . . . . . . . . . .  18

        Statements of Consolidated Shareowners' Equity--Years Ended
          December 31, 1996, 1995 and 1994  . . . . . . . . . . . .  20

        Statements of Consolidated Cash Flows--Years Ended
          December 31, 1996, 1995 and 1994  . . . . . . . . . . . .  22

        Notes to Consolidated Financial Statements  . . . . . . . .  23

        Quarterly Results of Operations--Years 1996 and 1995  . . .  38

                         Report of Independent Auditors



Shareowners and Board of Directors
Maytag Corporation

We have audited the accompanying statements of consolidated financial condition of Maytag Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income (loss), shareowners' equity and cash flows for each of three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.



                                                    s/sErnst & Young LLP



Chicago, Illinois
January 28, 1997

Statements of Consolidated Income (Loss)


                                                   Year Ended December 31
In thousands except per share data               1996         1995         1994
Net sales                                  $3,001,656   $3,039,524   $3,372,515
Cost of sales                               2,180,213    2,250,616    2,496,065
          Gross profit                        821,443      788,908      876,450
Selling, general and administrative
expenses                                      512,364      500,674      553,682
Restructuring charge                           40,000
          Operating income                    269,079      288,234      322,768
Interest expense                              (43,006)     (52,087)     (74,077)
Loss on business dispositions                             (146,785)     (13,088)
Settlement of lawsuit                                      (16,500)
Loss on guarantee of indebtedness                          (18,000)
Other--net                                      2,164        4,942        5,734
     Income before income taxes,
     minority interest, extraordinary
     item and cumulative effect of
     accounting change                        228,237       59,804      241,337
Income taxes                                   89,000       74,800       90,200
     Income (loss) before minority
     interest, extraordinary item and
     cumulative effect of accounting
     change                                   139,237      (14,996)     151,137
Minority interest                              (1,260)
     Income (loss) before extraordinary
     item and cumulative effect of
     accounting change                        137,977      (14,996)     151,137
Extraordinary item - loss on early
retirement of debt                             (1,548)      (5,480)
Cumulative effect of accounting change                                   (3,190)
     Net income (loss)                     $  136,429   $  (20,476)  $  147,947


Earnings (loss) per common share:
     Income (loss) before extraordinary
     item and cumulative effect of
     accounting change                     $     1.36   $    (0.14)  $     1.42
     Extraordinary item - loss on early
     retirement of debt                    $    (0.02)  $    (0.05)
     Cumulative effect of accounting
     change                                                          $    (0.03)
     Net income (loss)                     $     1.34   $    (0.19)  $     1.39

See notes to consolidated financial statements.

Statements of Consolidated Financial Condition




                                                               December 31
In thousands except share data                                1996         1995
Assets

Current assets
Cash and cash equivalents                               $   27,543   $  141,214
Accounts receivable, less allowance for doubtful
accounts--(1996--$13,790; 1995--$12,540)                   462,882      417,457
Inventories                                                327,136      265,119
Deferred income taxes                                       30,266       42,785
Other current assets                                        57,132       43,559
     Total current assets                                  904,959      910,134


Noncurrent assets
Deferred income taxes                                      131,159       91,610
Pension investments                                          1,441        1,489
Intangible pension asset                                    70,511       91,291
Other intangibles, less allowance for amortization--
(1996--$74,375; 1995--$65,039)                             322,436      300,086
Other noncurrent assets                                     47,549       29,321
     Total noncurrent assets                               573,096      513,797


Property, plant and equipment
Land                                                        20,734       24,246
Buildings and improvements                                 296,786      260,394
Machinery and equipment                                  1,253,803    1,030,233
Construction in progress                                    84,323       97,053
                                                         1,655,646    1,411,926
Less allowance for depreciation                            803,761      710,791
     Total property, plant and equipment                   851,885      701,135
     Total assets                                       $2,329,940   $2,125,066

                                                               December 31
In thousands except share data                                1996         1995
Liabilities and Shareowners' Equity

Current liabilities
Notes payable                                           $   55,489   $
Accounts payable                                           206,397      142,676
Compensation to employees                                   64,104       61,644
Accrued liabilities                                        180,726      156,041
Income taxes payable                                         4,209        3,141
Current maturities of long-term debt                        59,086        3,201
     Total current liabilities                             570,011      366,703


Noncurrent liabilities
Deferred income taxes                                       27,012       14,367
Long-term debt                                             488,537      536,579
Postretirement benefits other than pensions                447,415      428,478
Pension liability                                           50,377       88,883
Other noncurrent liabilities                               102,621       52,705
     Total noncurrent liabilities                        1,115,962    1,121,012

Minority interest                                           69,977

Shareowners' equity
Preferred stock:
     Authorized--24,000,000 shares (par value $1.00)
     Issued--none
Common stock:
     Authorized--200,000,000 shares (par value $1.25)
     Issued--117,150,593 shares, including shares in
     treasury                                              146,438      146,438
Additional paid-in capital                                 471,158      472,602
Retained earnings                                          423,552      344,346
Cost of Common stock in treasury (1996--19,106,012
shares; 1995--11,745,395 shares)                          (405,035)    (255,663)
Employee stock plans                                       (55,204)     (57,319)
Minimum pension liability adjustment                          (107)      (5,656)
Foreign currency translation                                (6,812)      (7,397)
     Total shareowners' equity                             573,990      637,351
     Total liabilities and shareowners' equity          $2,329,940   $2,125,066


See notes to consolidated financial statements.

Statements of Consolidated Shareowners' Equity

                          Common Stock     Additional           Treasury Stock     Employee  Pension    Foreign
                                            Paid-In   Retained                       Stock   Liability  Currency
In thousands            Shares   Amount     Capital   Earnings  Shares   Amount      Plans  Adjustment Translation
Balance at December
     31, 1993           117,151 $146,438  $480,067  $325,823   (10,431) ($232,510)  ($62,342)$           ($70,695)
Net income                                           147,947
Cash dividends                                       (53,596)
Stock issued under
employee stock plans                        (1,760)                207      4,635
Stock awards:
     Granted                                (1,045)                243      5,397     (4,352)
     Earned or canceled                        413                 (65)    (1,457)     4,284
Conversion of
subordinated debentures                       (985)                137      3,063
ESOP:
     Issued                                   (493)                 95      2,127
     Allocated                                                                         1,594
Tax benefit of ESOP
dividends and stock
options                                        956
Translation adjustments
related to business
disposition                                                                                                13,089
Translation adjustments                                                                                    25,114
Balance at December
     31, 1994           117,151  146,438   477,153   420,174    (9,814)  (218,745)   (60,816)             (32,492)
Net loss                                             (20,476)
Cash dividends                                       (55,352)
Stock issued under
employee stock plans                        (2,301)                339      7,295
Stock awards:
     Granted                                (1,539)                212      4,713     (3,173)
     Earned or canceled                        672                (108)    (2,408)     4,949
Purchase of Common
stock for treasury                                              (2,744)   (54,775)
Conversion of
subordinated debentures                     (1,941)                272      6,071
ESOP:
     Issued                                   (629)                 98      2,186
     Allocated                                                                         1,721
Tax benefit of ESOP
dividends and stock
options                                      1,187
Minimum pension
liability adjustment                                                                          (5,656)
Translation adjustments
related to business
disposition                                                                                                19,887
Translation adjustments                                                                                     5,208











Balance at December     117,151  146,438   472,602   344,346   (11,745)  (255,663)   (57,319) (5,656)      (7,397)
     31, 1995
Net income                                           136,429
Cash dividends                                       (57,223)
Stock issued under
employee stock plans                        (2,324)                390      8,435
Stock awards:
     Granted                                  (303)                205      4,462     (2,669)
     Earned or canceled                        127                 (23)      (511)     2,979
Purchase of Common
stock for treasury                                              (8,056)  (164,439)
ESOP:
     Issued                                   (264)                123      2,681
     Allocated                                                                         1,805
Tax benefit of ESOP
dividends and stock
options                                      1,320
Minimum pension
liability adjustment                                                                           5,549
Translation adjustments                                                                                       585
Balance at December
     31, 1996           117,151 $146,438  $471,158  $423,552   (19,106) ($405,035)  ($55,204)  ($107)     ($6,812)

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows              Year Ended December 31
In thousands                                    1996         1995         1994
Operating activities
Net income (loss)                         $  136,429   $  (20,476)  $  147,947
Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
   Extraordinary item - early retirement
   of debt                                     1,548        5,480
   Cumulative effect of accounting change                                3,190
   Minority interest                           1,260
   Loss on business dispositions                          146,785       13,088
   Depreciation and amortization             111,279      111,861      119,358
   Deferred income taxes                     (15,341)     (42,036)     (10,058)
   Restructuring charge                       40,000
   Changes in working capital items
   exclusive of business dispositions and
   investment in joint venture:
      Accounts receivable                    (14,234)      60,156      (53,074)
      Inventories                            (41,158)      13,248       24,503
      Other current assets                    15,124        5,548       (2,537)
      Other current liabilities               28,956        4,624       43,387
      Restructuring reserves                 (17,755)        (903)     (26,686)
      "Free flights" promotion reserve                       (388)     (26,709)
    Pension assets and liabilities           (12,129)      17,735       14,089
    Postretirement benefits                   18,937       15,702       21,197
    Other--net                                (5,413)       2,643        1,667
      Net cash provided by operating
      activities                             247,503      319,979      269,362
Investing activities
Capital expenditures                        (211,455)    (148,349)     (79,024)
Investment in joint venture (net of cash
acquired of $5,174)                          (29,625)
Proceeds from business dispositions (net
of cash in businesses sold of $15,783 in
1995 and $2,650 in 1994)                                  148,497       79,428
      Total investing activities            (241,080)         148          404
Financing activities
Proceeds from issuance of notes payable       34,094       18,921       19,562
Repayment of notes payable                                (48,729)    (137,696)
Proceeds from issuance of long-term debt      26,536
Repayment of long-term debt                  (20,500)    (163,609)     (36,001)
Debt repurchase premiums                      (1,548)      (5,480)
Stock repurchases                           (164,439)     (54,775)
Stock options exercised and other
    Common stock transactions                 15,738       16,801       12,377
Dividends                                    (57,223)     (55,352)     (53,596)
Investment by joint venture partner            8,625
Proceeds from interest rate swaps             38,038
      Total financing activities            (120,679)    (292,223)    (195,354)
Effect of exchange rates on cash                 585        2,907        4,261
(Decrease) increase in cash and cash
equivalents                                 (113,671)      30,811       78,673
Cash and cash equivalents at beginning
of year                                      141,214      110,403       31,730
Cash and cash equivalents at end of year  $   27,543   $  141,214   $  110,403

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies
Organization:
Home Appliances - the Company, through its various business units, manufactures, distributes and services a broad line of home appliances including laundry equipment, dishwashers, refrigerators, cooking appliances, vacuum cleaners and extractors. The Company markets its home appliances primarily to major United States markets, including the replacement market, the commercial laundry market, the new home and apartment builder market, the recreational vehicle market, the private label market and the household/commercial floor care market. Products are primarily sold to major retailers, independent dealers and distributors.
     Vending Equipment - the Company manufactures, through its Dixie-Narco subsidiary, a variety of bottle and can vending equipment and glass front merchandisers. The products are sold worldwide primarily to soft drink bottlers and vending equipment distributors.

Principles of Consolidation: The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
     Exchange rate fluctuations from translating the financial statements of subsidiaries located outside the United States into U.S. dollars and exchange gains and losses from designated intercompany foreign currency transactions are recorded in a separate component of shareowners' equity. All other foreign exchange gains and losses are included in income.

Reclassifications: Certain previously reported amounts have been reclassified to conform with the current period presentation.

Use of Estimates: The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents: Highly liquid investments with a maturity of 90 days or less when purchased are considered by the Company to be cash equivalents.

Inventories: Inventories are stated at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 91 percent and 96 percent of the Company's inventories at December 31, 1996 and 1995, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method.

Income Taxes: Income taxes are accounted for using the asset and liability approach. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

Intangibles: Intangibles principally represent goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets of businesses acquired. Goodwill is amortized over 40 years using the straight-line method and the carrying value is reviewed annually. If this review indicates that goodwill will not be recoverable based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation expense is calculated principally on the straight-line method to amortize the cost of the assets over their estimated economic useful lives. The estimated useful lives are 15 to 45 years for buildings and improvements and 5 to 20 years for machinery and equipment.

Short and Long-Term Debt: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The fair values of the Company's long-term debt are estimated based on quoted market prices of comparable instruments.

Revenue Recognition and Product Warranty Costs: Revenue from sales of products is generally recognized upon shipment to customers. Estimated product warranty costs are recorded at the time of sale and periodically adjusted to reflect actual experience.

Advertising and Sales Promotion: All costs associated with advertising and promoting products are expensed in the period incurred.

Financial Instruments: The Company enters into forward foreign exchange contracts to hedge exposures related to foreign currency transactions. Gains and losses on hedges of firm identifiable commitments are recognized in the same period in which the underlying transaction is recorded. Gains and losses on other contracts are marked to market each period and the gains and losses are included in income.
     The Company enters into interest rate swap contracts which it marks to market each period with the gains and losses included in income.

Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its employee stock options and awards. Under APB 25, no compensation expense is recognized when the exercise price of options equals the fair value (market price) of the underlying stock on the date of grant.

Earnings (Loss) Per Common Share: Earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.

Business Acquisition
In the third quarter of 1996 the Company invested approximately $35 million and committed additional investments of $35 million for a 50.5 percent ownership in a joint venture with a manufacturer of appliances in China. The Company accounted for this investment as a purchase which resulted in an increase in intangibles of $31.7 million. The results of this China joint venture are consolidated in the Company s financial statements.

Business Dispositions
In the second quarter of 1995 the Company sold its home appliance operations in Europe ( European Operations ) for $164.3 million in cash. The pretax loss from the sale was $140.8 million and resulted in an after-tax loss of $135.4 million. In the fourth quarter of 1995, the Company sold the business and assets of a Dixie-Narco manufacturing operation in Eastlake, Ohio ( Eastlake Operations ). The pretax loss from the sale was $6 million and resulted in an after-tax loss of $3.6 million. In the fourth quarter of 1994, the Company sold its home appliance operations in Australia and New Zealand ( Australian Operations ) for $82.1 million in cash. The pretax loss on the sale was $13.1 million and resulted in an after-tax loss of $16.4 million. See Industry Segment and

Geographic Information for financial information related to these businesses.

Restructuring Charge
During the first quarter of 1996 the Company announced the restructuring of its major appliance operations in an effort to strengthen its position in the industry and to deliver improved results to both customers and shareowners. This included the consolidation of two separate organizational units into a single operation responsible for all activities associated with the manufacture and distribution of the Company's brands of major appliances and the closing of a cooking products plant in Indianapolis, Indiana, with transfer of that production to an existing plant in Cleveland, Tennessee.

As a result of these actions the Company recorded a one-time restructuring charge of $40 million, or $24.4 million after-tax, in the first quarter of 1996. This charge is primarily related to the costs associated with the consolidation of cooking products manufacturing activities and consolidation of activities of the two separate organizational units. Of this $40 million restructuring charge it is estimated that cash expenditures of approximately $24 million primarily related to severance are expected to be incurred. The non-cash charges of approximately $16 million are primarily related to write-offs of property, plant and equipment. During 1996 the Company incurred approximately $18 million of costs, of which approximately $12 million were cash expenditures that were charged to the $40 million reserve established for this restructuring.

Other Expenses
In the third quarter of 1995 the Company recorded a $16.5 million charge to settle a lawsuit relating to the 1991 closing of a former Dixie-Narco plant in Ranson, West Virginia. In the fourth quarter of 1995 the Company recorded an $18 million charge arising from a guarantee of indebtedness relating to the sale of one of its manufacturing facilities in 1992. The obligation was settled and paid in 1996.

Inventories
                                                               December 31
In thousands                                                 1996         1995
Raw materials                                          $   53,319   $   30,046
Work in process                                            45,406       44,371
Finished goods                                            222,954      185,338
Supplies                                                    5,457        5,364
                                                       $  327,136   $  265,119

     If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been $79.5 million and $82.1 million higher than reported at December 31, 1996 and 1995, respectively.

Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                                December 31
In thousands                                                 1996         1995
Deferred tax assets (liabilities):
     Tax over book depreciation                        $  (84,448)  $  (93,173)
     Postretirement benefit obligation                    174,044      167,783
     Product warranty/liability accruals                   21,221       22,473
     Pensions and other employee benefits                   6,199       11,112
     Capital loss carryforward                             22,226       37,876
     Restructuring reserve                                  8,653
     Interest rate swaps                                   15,813
     Other                                                  3,200       13,493
                                                          166,908      159,564
Less valuation allowance for deferred tax assets           32,495       40,492
          Net deferred tax assets                      $  134,413   $  119,072
Recognized in statements of consolidated financial
condition:
     Deferred tax assets--current                      $   30,266   $   42,785
     Deferred tax liabilities--current                                    (956)
     Deferred tax assets--noncurrent                      131,159       91,610
     Deferred tax liabilities--noncurrent                 (27,012)     (14,367)
          Net deferred tax assets                      $  134,413   $  119,072

     At December 31, 1996 the Company has available for tax purposes approximately $1 million of net operating loss carryforwards outside the United States which expire in various years through 2005. The Company also has a capital loss carryforward available in the United States of $64 million which expires in the year 2000.
     Income before income taxes, minority interest, extraordinary item and cumulative effect of accounting change consists of the following:
                                                   Year Ended December 31
In thousands                                    1996         1995         1994
United States                             $  216,248   $   65,041   $  230,320
Non-United States                             11,989       (5,237)      11,017
                                          $  228,237   $   59,804   $  241,337

Significant components of the provision for income taxes are as follows:

                                                   Year Ended December 31
In thousands                                    1996         1995         1994
Current provision:
     Federal                              $   99,500   $   81,200   $   78,200
     State                                    19,200       16,400       16,400
     Non-United States                         4,100        1,100       12,900
                                             122,800       98,700      107,500
Deferred provision:
     Federal                                 (29,000)     (19,900)      (9,400)
     State                                    (5,500)      (5,200)      (2,500)
     Non-United States                           700        1,200       (5,400)
                                             (33,800)     (23,900)     (17,300)
          Provision for income taxes      $   89,000   $   74,800   $   90,200

Significant items impacting the effective income tax rate are as follows:

                                                   Year Ended December 31
In thousands                                    1996         1995         1994
Income before minority interest,
extraordinary item and cumulative effect
of accounting change computed at the
statutory United States income tax rate   $   79,900   $   20,900   $   84,500
Increase (reduction) resulting from:
   Utilization of capital loss
   carryforward                              (14,000)
   Deferred tax asset valuation allowance      9,800
   Tax benefit associated with European
   operating losses and reorganization
   costs                                                               (20,000)
   Non-United States losses with no tax
   benefit                                       100          400        5,800
   Goodwill amortization                       3,200        3,200        3,200
   Effect of business disposition                          46,000        7,800
   State income taxes, net of federal tax
   benefit                                     8,900        7,300        9,000
   Tax credits arising outside the United
   States                                     (1,000)      (1,200)        (600)
   Other-net                                   2,100       (1,800)         500
          Provision for income taxes      $   89,000   $   74,800   $   90,200

   Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $8 million at December 31, 1996), taxes which would result from distribution have only been provided on the portion of such earnings estimated to be distributed in the future. If such earnings were distributed beyond the amount for which taxes have been provided, additional taxes payable would be substantially eliminated by available tax credits arising from taxes paid outside the United States.
   Income taxes paid, net of refunds received, during 1996, 1995 and 1994 were $102 million, $123 million, and $103 million, respectively.

Notes Payable
Notes payable at December 31, 1996 consisted of notes payable to banks of $30.5 million and commercial paper borrowings of $25 million. The Company's commercial paper program is supported by a credit agreement totaling $400 million which expires on June 29, 2001. Subject to certain exceptions, the credit agreement requires the Company to be within certain quarterly levels of maximum leverage and minimum interest coverage. At December 31, 1996 the Company was in compliance with all covenants. The weighted average interest rate on all notes payable and commercial paper borrowings was 8.5 percent at December 31, 1996. There were no short-term notes payable and commercial paper borrowings at December 31, 1995.

Long-Term Debt
Long-term debt consisted of the following:

                                                               December 31
In thousands                                                 1996         1995
Notes payable with interest payable semiannually:
   Due May 15, 2002 at 9.75%                           $  159,925   $  177,425
   Due July 15, 1999 at 8.875%                            148,550      148,550
   Due July 1, 1997 at 8.875%                              53,741       53,741
Medium-term notes, maturing from 2001 to 2010, from
7.22% to 9.03% with interest payable semiannually         126,500      101,500
Employee stock ownership plan notes payable
semiannually through July 2, 2004 at 9.35%                 52,671       55,373
Other                                                       6,236        3,191
                                                          547,623      539,780
Less current maturities of long-term debt                  59,086        3,201
   Long-term debt                                      $  488,537   $  536,579

   The 9.75 percent notes, the 8.875 percent notes due in 1999 and the medium-term notes grant the holders the right to require the Company to repurchase all or any portion of their notes at 100 percent of the principal amount thereof, together with accrued interest, following the occurrence of both a change of Company control and a credit rating decline.
   The fair value of the Company's long-term debt, based on public quotes if available, exceeded the amount recorded in the statements of consolidated financial condition at December 31, 1996 and 1995 by $46.9 million and $68.1 million, respectively.
   Interest paid during 1996, 1995 and 1994 was $51.1 million, $60.3 million, and $75.2 million, respectively. The Company capitalizes interest incurred on funds used to construct property, plant and equipment. Interest capitalized during 1996, 1995 and 1994 was $8.9 million, $2.5 million, and $0.6 million, respectively.
   The aggregate maturities of long-term debt in each of the next five years and thereafter is as follows (in thousands): 1997-$59,086; 1998-$5,350; 1999-
$154,563; 2000-$6,123; 2001-$7,151; thereafter-$315,350.
   In 1996 the Company retired $17.5 million of the 9.75 percent notes due May 15, 2002. As a result of this early retirement the Company recorded an after-tax charge of $1.5 million (net of income tax benefit of $1.0 million). In 1996 the Company also issued an additional $25 million of 7.22 percent medium- term notes maturing in 2006. In 1995 the Company retired $116.5 million of long-term debt. Included in this amount was $22.6 million of the 9.75 percent notes due May 15, 2002, $26.4 million of the 8.875 percent notes due July 15, 1999, $46.3 million of the 8.875 percent notes due July 1, 1997 and $21.2 million of medium-term notes ranging in maturities from November 15, 2001 to February 23, 2010.
As a result of these early retirements, the Company recorded an after-tax charge of $5.5 million (net of income tax benefit of $3.6 million). The 1996 and 1995 charges have been reflected in the statements of consolidated income (loss) as extraordinary items.

Accrued Liabilities
                                                               December 31
In thousands                                                 1996         1995
Warranties                                             $   33,881   $   31,035
Advertising and sales promotion                            42,899       28,297
Other                                                     103,946       96,709
                                                       $  180,726   $  156,041

Pension Benefits
The Company provides noncontributory defined benefit pension plans for most employees. Plans covering salaried and management employees generally provide pension benefits that are based on an average of the employee's earnings and credited service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts which the Company may determine to be appropriate. In 1996, 1995 and 1994 the Company made contributions to the plans of $42.3 million, $1.6 million and $1.7 million, respectively.
   A summary of the components of net periodic pension cost for the plans is as follows:

                                                    Year Ended December 31
In thousands                                     1996         1995         1994
Service cost--benefits earned during the
period                                     $   19,637   $   20,358   $   28,550
Interest cost on projected benefit
obligation                                     63,828       80,163       94,148
Actual return on plan assets                  (96,929)    (170,847)         559
Net amortization and deferral                  38,431       88,782     (108,079)
   Net periodic pension cost               $   24,967   $   18,456   $   15,178

   Assumptions used in determining net periodic pension cost for the plans in the United States were:

                                                      1996      1995      1994
Discount rates                                         7.5%      8.5%      7.5%
Rates of increase in compensation levels               5.0%      6.0%      5.0%
Expected long-term rate of return on assets            9.5%      9.5%      9.5%

     For the valuation of pension obligations at the end of 1996 set forth in the table below, and for determining pension expense in 1997, the discount rate and rate of compensation increase remained at 7.5 percent and 5.0 percent, respectively. Assumptions for plans outside the United States are comparable to the above in all periods.
     As of December 31, 1996 approximately 97 percent of the plan assets are invested in listed stocks and bonds. The balance is invested in real estate and short term investments.
     The plan in the United States provides that in the event of a change of Company control and plan termination any excess funding may be used only to provide pension benefits or to fund retirees' health care benefits. The use of all pension assets for anything other than providing employee benefits is either limited by legal restrictions or subject to severe taxation.

     The following table sets forth the funded status and amounts recognized in the Statements of Consolidated Financial Condition for the Company's defined benefit pension plans:

                               December 31, 1996           December 31, 1995
                            Plans in       Plans in      Plans in     Plans in
                                Which         Which         Which        Which
                        Assets Exceed   Accumulated Assets Exceed  Accumulated
                          Accumulated      Benefits   Accumulated     Benefits
In thousands                 Benefits Exceed Assets      BenefitsExceed Assets
Actuarial present value
of benefit obligation:
 Vested benefit
 obligation              $    (8,695)  $  (758,171)  $    (8,096) $  (721,880)
 Accumulated benefit
 obligation              $    (8,697)  $  (837,891)  $    (8,099) $  (803,468)
 Projected benefit
 obligation              $    (9,206)  $  (895,825)  $    (8,781) $  (855,017)
Plan assets at fair value     10,769       787,806         9,934      714,818
Projected benefit
obligation less than (in
excess of) plan assets         1,563      (108,019)        1,153     (140,199)
Unrecognized net (gain)
loss                            (453)       71,728             5       83,828
Unrecognized prior
service cost                     613        77,708           604       90,670
Unrecognized net
transition asset                (282)      (21,176)         (273)     (26,235)
 Net pension asset       $     1,441   $    20,241   $     1,489  $     8,064
Recognized in the
statements of
consolidated financial
condition
Pension investment
(liability)              $     1,441   $   (50,377)  $     1,489  $   (88,883)
Intangible pension asset                    70,511                     91,291
Reduction of shareowners'
equity                                         107                      5,656
 Net pension asset       $     1,441   $    20,241   $     1,489  $     8,064

      FASB Statement No. 87 "Employers' Accounting For Pensions" requires the Company to recognize a minimum pension liability equal to the amount by which the actuarial present value of the accumulated benefit obligation exceeds the fair value of plan's assets. In 1996 and 1995 the Company recorded $70.6 million and $96.9 million, respectively, to recognize the minimum pension liability. A corresponding amount is required to be recognized as an intangible asset to the extent of the unrecognized prior service cost and unrecognized net transition obligation on an individual plan basis. Any excess of the minimum pension liability above the intangible asset is recorded as a separate component and reduction of shareowners' equity. In 1996 the Company recorded an intangible asset of $70.5 million and a reduction in shareowners' equity of $0.1 million. In 1995 an intangible asset of $91.2 million and a reduction of shareowners' equity of $5.7 million was recorded in the Company's Statements of Consolidated Financial Condition.

Postretirement Benefits Other Than Pensions and Other Employee Benefits
In addition to providing pension benefits, the Company provides postretirement health care and life insurance benefits for certain employee groups in the United States. Most of the postretirement plans are contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest, and these benefits are subject to change. Death benefits for certain retired employees are funded as part of, and paid out of, pension plans.
      A summary of the components of net periodic postretirement benefit cost is as follows:

                                                     Year Ended December 31
In thousands                                      1996       1995        1994
Service cost                                 $  15,453   $ 12,876    $ 15,440
Interest cost                                   28,498     27,911      29,448
Net amortization and deferral                   (8,130)    (8,147)     (5,957)
    Net periodic postretirement benefit cost $  35,821   $ 32,640    $ 38,931

    Assumptions used in determining net periodic postretirement benefit cost were:
                                                      1996      1995      1994
Health care cost trend rates(1):
    Current year                                      8.5%      9.0%     13.0%
    Decreasing gradually to in the year 2001 and
    thereafter                                        6.0%      6.0%      6.0%
Discount rates                                        7.5%      8.5%      7.5%

(1) Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

    For the valuation of the accumulated benefit obligation at December 31, 1996 and for determining postretirement benefit costs in 1997, the health care cost trend rates were decreased to 7.0 percent for 1997 decreasing gradually to 5.0 percent in the year 2001 and 5.0 percent each year thereafter. The discount rate remained at 7.5 percent.
    The health care cost trend rate assumption has a significant impact on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $41.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $5.7 million.
    The following table presents the status of the plans reconciled with amounts recognized in the Statements of Consolidated Financial Condition for the Company's postretirement benefits.

                                                               December 31
In thousands                                                1996         1995
Accumulated postretirement benefit obligation:
    Retirees                                          $  243,900   $  259,421
    Fully eligible active plan participants               41,063       42,698
    Other active plan participants                        92,526       92,557
                                                         377,489      394,676
    Unamortized prior service cost                        28,778       37,235
    Unrecognized net gain (loss)                          41,148       (3,433)
Postretirement benefit liability recognized in the
statements of consolidated financial condition        $  447,415   $  428,478

    In the first quarter of 1994 the Company adopted FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." The new rules require recognition of a liability for certain disability and severance benefits to former or inactive employees. The cumulative effect of the accounting change was $3.2 million. The ongoing expenses associated with the adoption of this standard are not significant.

Leases
The Company leases buildings, machinery, equipment and automobiles under operating leases. Rental expense for operating leases amounted to $22.1 million, $20.6 million, and $24.4 million for 1996, 1995 and 1994.
    Minimum lease payments under leases expiring subsequent to December 31, 1996 are:

Year Ending                                                        Thousands
1997                                                              $   12,317
1998                                                                  10,357
1999                                                                   7,507
2000                                                                   5,051
2001                                                                   3,889
Thereafter                                                             7,145
    Total minimum lease payments                                  $   46,266

Financial Instruments
The Company enters into forward exchange contracts and options to hedge exposures from certain monetary assets and liabilities as well as firm commitments and anticipated foreign exchange transactions resulting from the export and import of products and supplies. Counterparties to these agreements are major international financial institutions. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from these transactions could be adversely affected by changes in exchange rates.
    At December 31, 1996 the Company had forward exchange contracts for the exchange of Canadian dollars, all having maturities of less than twelve months, in the amount of U.S. $50.0 million. The Company also had option contracts, with maturities of less than twelve months, to exchange Canadian dollars to U.S. dollars in the amount U.S. $15.8 million. Gains and losses recognized from these contracts in 1996 were not significant.
    The Company initiated a trading program of interest rate swaps which it marks to market each period. The swap transactions involve the exchange of Canadian variable interest and fixed interest rate instruments. The counterparty is a single financial institution of the highest credit quality. All swaps are executed under an International Swap and Derivatives Association, Inc. (ISDA) master netting agreement. Due to the volatility in the Canadian interest rate market in 1996, the Company realized $38 million of gains which were offset by mark to market unrealized losses of $40.6 million. These net realized gains and unrealized losses totaling are reflected in Other-net in the Statement of Consolidated Income (Loss).
    As of December 31, 1996 the Company had five swap transactions outstanding with a total notional principal amount of $90.9 million which mature by 2003. The fair value of the swap positions at December 31, 1996 is reflected in Other noncurrent liabilities in the Statements of Consolidated Financial Condition. The value of these individual swaps is dependent upon movements in the Canadian and U.S. interest rates. As the portfolio of interest rate swaps outstanding at December 31, 1996 is configured, there would be no measurable impact on the net market value of the swap transactions outstanding with any future changes in interest rates.

Stock Plans
In 1996 the shareowners approved the 1996 Employee Stock Incentive Plan which replaced all other previous employee stock incentive plans. The plan provides that options and awards for not more than 6.5 million shares of the Common Stock of the Company can be granted to key employees. The option price under the plan is the fair market value at the date of grant. The vesting period and term of options granted are established by the Compensation Committee of the Board of Directors. In no instances is the term of the option more than ten years. Of the total 6.5 million shares authorized by this plan, not more than 2.5 million shares of the Common Stock of the Company can be granted as stock awards. Stock awards may contain such vesting and other requirements as the Compensation Committee may establish. The plan permits the Compensation Committee to grant other incentive awards on terms and conditions established by the Committee.
     Options and awards are outstanding for grants issued under previous plans with similar terms to the 1996 plan.
    The Maytag Corporation 1989 Non-Employee Directors Stock Option Plan authorizes the issuance of up to 250,000 shares of Common Stock to the Company's non-employee directors. Options under this plan are immediately exercisable upon grant.
    The following is a summary of stock option activity:
                                                           Average      Option
                                                            Price       Shares
Outstanding December 31, 1993                              $15.33    2,358,601
    Granted                                                 15.78      650,216
    Exercised                                               13.66     (211,689)
    Exchanged for SAR                                       12.40       (6,610)
    Canceled or expired                                     17.10      (78,765)
Outstanding December 31, 1994                               15.53    2,711,753
    Granted                                                 17.62    1,745,420
    Exercised                                               14.88     (352,320)
    Exchanged for SAR                                       14.21       (8,905)
    Canceled or expired                                     16.50     (130,650)
Outstanding December 31, 1995                               16.47    3,965,298
    Granted                                                 19.34    1,933,330
    Exercised                                               15.09     (394,371)
    Exchanged for SAR                                       14.73       (4,610)
    Canceled or expired                                     19.68     (103,276)
Outstanding December 31, 1996                              $17.54    5,396,371

    Some options were granted with stock appreciation rights (SAR) which entitle the employee to surrender the right to receive up to one-half of the shares covered by the option and to receive a cash payment equal to the difference between the option price and the market value of the shares being surrendered. Options with an SAR outstanding were 234,680 at December 31, 1996, 334,673 at December 31, 1995 and 412,423 at December 31, 1994.
    Options for 3,494,501 shares, 2,236,868 shares and 2,082,747 shares were exercisable at December 31, 1996, 1995 and 1994, respectively. In the event of a change of Company control, all stock options granted become immediately exercisable.
    Exercise prices for options outstanding as of December 31, 1996 ranged from $6.78 to $22.13. The weighted-average remaining contractual life of those options is 8.15 years. There were 4,751,430 and 507,334 shares available for future stock grants at December 31, 1996 and 1995, respectively.
    Incentive stock awards outstanding at December 31, 1996, 1995 and 1994 were 462,253, 740,045 and 636,664. The amount charged to expense for the anticipated payout was $4.8 million, $9.4 million and $6.2 million in 1996, 1995 and 1994, respectively.

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.03 percent and 5.93 percent; dividend yields of 2.8 percent for both years; volatility factors of the expected market price of the Company's common stock of 0.24 for both years; and a weighted-average expected life of the option of 5 years.
    The weighted-average fair value of options was $4.61 for options granted in 1996 and $4.16 for options granted in 1995.
    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):
                                                          1996             1995
 Net earnings - as reported                           $136,429        $(20,476)
 Net earnings - pro forma                             $132,558        $(21,593)
 Earnings per share - as reported                        $1.34          $(0.19)
 Earnings per share - pro forma                          $1.30          $(0.20)

    The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 and an increased vesting period for grants made in 1996.

Employee Stock Ownership Plan
The Company has established a trust to administer a leveraged employee stock ownership plan (ESOP) within an existing employee savings plan. The Company has guaranteed the debt of the trust and will service the repayment of the debt, including interest, through the Company's employee savings plan contributions and from the quarterly dividends paid on stock held by the ESOP. The ESOP notes are collateralized by the Common stock owned by the ESOP trust.
    The Company makes annual contributions to the ESOP to the extent the dividends earned on the shares held are less than the debt service requirements. Dividends paid by the Company on stock held by the ESOP to service the debt totaled $1.5 million, $1.4 million and $1.4 million in 1996, 1995 and 1994. The Company also made contributions to the plan for loan payments of $6.5 million, $6.3 million and $5.9 million in 1996, 1995 and 1994.
    As the debt is repaid shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the year. Accordingly, the loan outstanding is recorded as debt and the cost of shares pledged as collateral are reported as a reduction of Shareowners' Equity (employee stock plans). As the shares are released from collateral, the Company reports compensation expense based on the historical cost of the shares. The Company also expenses any additional contributions required if the shares released from collateral are less than the shares earned by the employees. All shares held by the ESOP are considered outstanding for earnings per share computations and dividends earned on the shares are recorded as a reduction of retained earnings. Compensation expense which is based on the shares released from collateral and the additional contribution of shares as required was $8.8 million, $8.3 million and $7.4 million in 1996, 1995 and 1994. Of these amounts, interest on the ESOP debt which is recognized as interest expense by the Company was $5.0 million, $5.2 million and $5.4 million in 1996, 1995 and 1994.

    The ESOP shares as of December 31 were as follows:

                                                            1996         1995
Original shares held in trust:
    Released and allocated                             1,229,910    1,053,087
    Unreleased shares (fair value; 1996 - $32,748,064;
    1995 - $36,632,134)                                1,627,233    1,804,056
                                                       2,857,143    2,857,143

Additional shares contributed and allocated              646,560      530,977
Shares withdrawn                                        (338,193)    (222,759)
Total shares held in trust                             3,165,510    3,165,361

Shareowners' Equity
Pursuant to a Shareholder Rights Plan approved by the Company in 1988, each share of Common stock carries with it one Right. Until exercisable, the Rights will not be transferable apart from the Company's Common stock. When exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Preferred stock of the Company at a price of $75. The Rights will only become exercisable if a person or group acquires 20 percent (which may be reduced to not less than 10 percent at the discretion of the Board of Directors) or more of the Company's Common stock. In the event the Company is acquired in a merger or 50 percent or more of its consolidated assets or earnings power are sold, each Right entitles the holder to purchase Common stock of either the surviving or acquired company at one-half its market price. The Rights may be redeemed in whole by the Company at a purchase price of $.01 per Right. The Preferred shares will be entitled to 100 times the aggregate per share dividend payable on the Company's Common stock and to 100 votes on all matters submitted to a vote of shareowners. The Rights expire May 2, 1998.

Supplementary Expense Information
                                                   Year Ended December 31
In thousands                                    1996        1995         1994
Advertising costs                       $   137,865   $  134,411   $  153,233
Research and development expenses            47,996       47,013       45,926

Contingencies and Disclosure of Certain Risks and Uncertainties
    The Company made various warranties to the buyer in connection with the sale of its Australian Operations. In the fourth quarter of 1996 the buyer asserted several claims against the Company alleging breaches of a few of those warranties, including a claim for future product warranty costs which may be incurred associated with certain products manufactured prior to the date of sale. Based on the information currently available no estimate of the potential loss can be made at this time.
    A soft drink bottler, Buenos Aires Embotelladora Inc. ("BAESA"), previously announced it was unable to pay amounts due on various bank loans totaling approximately $500 million and was exploring alternatives with its lenders to restructure its debt. BAESA has negotiated a standstill agreement with its lenders which provides for payment of 30 percent of the interest which will accrue and suspension of principal payments until March 31, 1997. The Company had guaranteed bank loans of BAESA in the amount of $19.8 million used to finance the purchases of vending equipment from Dixie-Narco. The Company purchased a guaranteed loan in the amount of $14.3 million from one of the banks prior to December 31, 1996 and remains contingently liable on its guarantees for the remaining bank loans of $5.5 million. Dixie-Narco also has receivables owed by the customer totaling $1.8 million. The ultimate settlement on such loans is not expected to have a significant adverse effect on the Company's consolidated financial position.
    In connection with the sale of the European Operations, the Company has made various warranties to the buyer, including the accuracy of tax net operating losses in the United Kingdom, and has agreed to indemnify the buyer for liabilities resulting from customer claims under the 1992 and 1993 "free flights" promotions in excess of the reserve balance at the time of sale. The resolution of these items is not expected to have a significant adverse effect on the Company's consolidated financial position.
    As announced in 1995 the Company conducted an in-home inspection program to eliminate a potential problem with a small electrical component in Maytag brand dishwashers. The majority of the costs have been incurred as the inspection has been completed for substantially all of the units identified for inspection.
    At December 31, 1996 the Company has outstanding commitments for capital expenditures of $70 million and unused letters of credit of $36.7 million.
    Other contingent liabilities arising in the normal course of business, including guarantees, repurchase agreements, pending litigation, environmental issues, taxes and other claims are not considered to be significant in relation to the Company's consolidated financial position.

Industry Segment and Geographic Information
Principal financial data by industry segment is as follows:

In thousands                                    1996         1995         1994
Net sales
    Home appliances                       $2,839,355   $2,844,811   $3,180,766
    Vending equipment                        162,301      194,713      191,749
         Total                            $3,001,656   $3,039,524   $3,372,515
Income before income taxes, minority
interest, extraordinary item and
cumulative effect of accounting change
    Home appliances                       $  280,747   $  295,806   $  334,027
    Vending equipment                         10,731       23,466       21,866
    General corporate                        (22,399)     (31,038)     (33,125)
         Operating income                    269,079      288,234      322,768
    Interest expense                         (43,006)     (52,087)     (74,077)
    Other (see statements of
    consolidated income/loss)                  2,164     (176,343)      (7,354)
         Total                            $  228,237   $   59,804   $  241,337
Capital expenditures
    Home appliances                       $  208,362   $  140,549   $   75,017
    Vending equipment                          2,714        3,998        1,902
    General corporate                            379        3,802        2,105
         Total                            $  211,455   $  148,349   $   79,024
Depreciation and amortization
    Home appliances                       $  106,180   $  105,271   $  113,160
    Vending equipment                          3,820        4,307        4,434
    General corporate                          1,279        2,283        1,764
         Total                            $  111,279   $  111,861   $  119,358
Identifiable assets
    Home appliances                       $1,922,478   $1,593,538   $2,053,175
    Vending equipment                         91,886       94,299       98,109
    General corporate                        315,576      437,229      353,043
         Total                            $2,329,940   $2,125,066   $2,504,327

    Information about the Company's operations in different geographic locations is as follows:

In thousands                                    1996         1995         1994
Net sales
    North America                         $2,961,208   $2,858,347   $2,831,583
    Asia                                      40,448
    Europe                                                181,177      398,966
    Australia and New Zealand                                          141,966
              Total                       $3,001,656   $3,039,524   $3,372,515
Income before income taxes, minority
interest, extraordinary item and
cumulative effect of accounting change
    North America                         $  287,676   $  326,451   $  342,887
    Asia                                       3,802
    Europe                                                 (7,179)         420
    Australia and New Zealand                                           12,586
    General corporate                        (22,399)     (31,038)     (33,125)
         Operating income                    269,079      288,234      322,768
    Interest expense                         (43,006)     (52,087)     (74,077)
    Other (see statements of
    consolidated income/loss)                  2,164     (176,343)      (7,354)
         Total                            $  228,237   $   59,804   $  241,337
Identifiable assets
    North America                         $1,825,002   $1,687,837   $1,768,629
    Asia                                     189,362
    Europe                                                             382,655
    General corporate                        315,576      437,229      353,043
         Total                            $2,329,940   $2,125,066   $2,504,327

    Sales between affiliates of different geographic regions are not significant. The amount of exchange gain or loss included in operations in any of the years presented was not significant.
    In September 1996 the Company acquired a 50.5 percent ownership in a joint venture with a manufacturer of appliances in China. In June 1995 the Company sold its European Operations and in December 1994 the Company sold its Australian Operations.
    The general Corporate asset category includes items such as cash, deferred
tax assets, pension investments and other assets.     Prior to the quarter ended
December 31, 1994 the Company's European subsidiaries were consolidated as of a date one month earlier than subsidiaries in the United States. In the fourth quarter of 1994 this one month reporting lag was eliminated and European results for the quarter ended December 31, 1994 include activity for four months. The effect of this change increased net sales by $25.2 million in the fourth quarter and the impact on income before income taxes and cumulative effect of accounting change was not significant.

Quarterly Results of Operations (Unaudited)
The following is a summary of unaudited quarterly results of operations:

                                         December  September   June      March
In thousands except per share data          31        30        30        31
1996
    Net sales                          $ 772,941 $ 742,850 $ 754,619 $ 731,246
    Gross profit                         206,713   205,088   207,215   202,427
    Income before extraordinary item      35,338    42,178    44,343    16,118
         Per average share                  0.36      0.42      0.43      0.15
    Net income                            35,338    40,630    44,343    16,118
         Per average share             $    0.36 $    0.40 $    0.43 $    0.15
1995
     Net sales                         $ 689,541 $ 726,371 $ 803,479 $ 820,133
     Gross profit                        179,721   187,630   200,333   221,224
     Income (loss) before extraordinary
     item                                 16,616    30,003  (101,146)   39,531
          Per average share                 0.16      0.28     (0.95)     0.37
     Net income (loss)                    16,616    27,946  (104,569)   39,531
          Per average share            $    0.16 $    0.26 $   (0.98)$    0.37

     The quarter ended March 31, 1996 includes a $24.4 million after-tax charge for the restructuring of its major home appliance business.
     In the third quarter of 1996 the Company acquired a 50.5 percent ownership in a joint venture with a manufacturer of appliances in China. The results of this operation are consolidated in the Company's financial statements beginning in September 1996. Net sales from the joint venture of $10.0 and $30.4 million are included in the quarters ended September 30, 1996 and December 31, 1996, respectively.
     In the second quarter of 1995 the Company sold its European Operations.
Net sales from the European Operations of $98.8 and $82.4 million are included in the quarters ended March 31, 1995 and June 30, 1995, respectively.
     The quarter ended June 30, 1995 includes a $135.4 million after-tax loss on the sale of the European Operations. The quarter ended September 30, 1995 includes a $9.9 million after-tax charge to settle a lawsuit relating to the 1991 closing of a former Dixie-Narco plant in Ranson, West Virginia. The quarter ended December 31, 1995 includes a $10.8 million after-tax loss arising from a guarantee of indebtedness relating to the sale of one of its manufacturing facilities in 1992 and a $3.6 million after-tax loss on the sale of the Eastlake Operation.

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

Item 11. Executive Compensation.

Information concerning executive compensation on pages 9 through 17 of the Proxy Statement, is incorporated herein by reference; provided that the information contained in the Proxy Statement under the heading "Compensation Committee Report on Executive Compensation" is specifically not incorporated herein by reference. Information concerning director compensation on pages 18 and 19 of the Proxy Statement is incorporated herein by reference, provided that the information contained in the Proxy Statement under the headings "Shareholder Return Performance" and "Other Matters" is specifically not incorporated herein by reference.

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

(b) There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1996.

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


                                        MAYTAG CORPORATION
                                        (Registrant)

                                        s/s Leonard A. Hadley
                                        ____________________________________

                                        Leonard A. Hadley
                                        Chairman and Chief Executive Officer
                                        Director


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


s/s Gerald J. Pribanic                  s/sSteven H. Wood
_____________________________________   _____________________________________
Gerald J. Pribanic                      Steven H. Wood
Executive Vice President and            Vice President Financial Reporting
Chief Financial Officer                 and Audit and Chief Accounting
                                        Officer


s/s Barbara Allen                       s/s Howard L. Clark
_____________________________________   _____________________________________
Barbara R. Allen                        Howard L. Clark, Jr.
Director                                Director


s/s Lester Crown                        s/s Wayland R. Hicks
_____________________________________   _____________________________________
Lester Crown                            Wayland R. Hicks
Director                                Director


s/s Bernard G. Rethore                  s/s Neele E. Stearns
_____________________________________   _____________________________________
Bernard G. Rethore                      Neele E. Stearns, Jr.
Director                                Director


s/s Fred G. Steingraber                 s/s Carole J. Uhrich
_____________________________________   _____________________________________
Fred G. Steingraber                     Carole J. Uhrich
Director                                Director


Date: March 26, 1997

                           ANNUAL REPORT ON FORM 10-K

                     Item 14(a)(1), (2) and (3), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                LIST OF EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                          Year Ended December 31, 1996

                               MAYTAG CORPORATION
                                  NEWTON, IOWA

FORM 10-K--ITEM 14(a)(1), (2) AND ITEM 14(d)

MAYTAG CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and supplementary data of Maytag Corporation and subsidiaries are included in Part II, Item 8:

                                                                  Page

    Statements of Consolidated Income (Loss)--Years Ended
      December 31, 1996, 1995 and 1994  . . . . . . . . . . . . .  17

    Statements of Consolidated Financial Condition--
      December 31, 1996 and 1995  . . . . . . . . . . . . . . . .  18

    Statements of Consolidated Shareowners' Equity--Years Ended
      December 31, 1996, 1995 and 1994  . . . . . . . . . . . . .  20

    Statements of Consolidated Cash Flows--Years Ended
      December 31, 1996, 1995 and 1994  . . . . . . . . . . . . .  22

    Notes to Consolidated Financial Statements  . . . . . . . . .  23

    Quarterly Results of Operations--Years 1996 and 1995  . . . .  38

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

  4(f)   Third Supplemental Indenture dated as of  Current
         August 20, 1996 between Registrant and    Report on
         The First National Bank of Chicago.       Form 8-K
                                                   dated August
                                                   20, 1996.

  4(g) U.S. $400,000,000 Credit Agreement Dated 1995 Annual as of July 28, 1995 among Registrant, the Report on banks Party Hereto and Bank of Montreal, Form 10-K
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.

  4(h)   Second Amendment to Credit Agreement Dated                   X
         as of July 1, 1996 among Registrant, the banks Party Hereto and Bank of Montreal,
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.

  4(i) Copies of instruments defining the rights of holders of long-term debt not required to be filed herewith or incorporated herein by reference will be furnished to the Commission upon request.

 10(a)   Annual Management Incentive Plan, as      1990 Annual
         amended through December 21, 1990 (1).    Report on
                                                   Form 10-K

 10(b)   Executive Severance Agreements (1).                          X

 10(c)   Corporate Severance Agreements (1).       1989 Annual
                                                   Report on
                                                   Form 10-K.

 10(d)   Revised definition of Change of Control   1995 Annual
         adopted by the Board of Directors amendingReport on the definition included in the Executive Form 10-K
         Severance Agreement listed in Exhibits
         10(b) and 10(c).

                                                    Incorporated  Filed with
 Exhibit                                             Herein by    Electronic
  Number           Description of Document          Reference to  Submission
 10(e)   Severance Agreement with Joseph Fogliano, 1995 Annual
         former Executive Vice President and       Report on
         President North American Appliance Group  Form 10-K
         (1).

 10(f)   1989 Non-Employee Directors Stock Option  Exhibit A to
         Plan (1).                                 Registrant's
                                                   Proxy
                                                   Statement
                                                   dated March
                                                   18, 1990.

 10(g)   1986 Stock Option Plan for Executives and Exhibit A to
         Key Employees (1).                        Registrant's
                                                   Proxy
                                                   Statement
                                                   dated March
                                                   14, 1986.

 10(h)   1992 Stock Option Plan for Executives and Exhibit A to
         Key Employees (1).                        Registrant's
                                                   Proxy
                                                   Statement
                                                   dated March
                                                   16, 1992.

 10(i)   1991 Stock Incentive Award Plan for Key   Exhibit A to
         Executives (1).                           Registrant's
                                                   Proxy
                                                   Statement
                                                   dated March
                                                   15, 1991.

 10(j)   Directors Deferred Compensation Plan (1). Amendment No.
                                                   1 on Form 8
                                                   dated April
                                                   5, 1990 to
                                                   1989 Annual
                                                   Report on
                                                   Form 10-K.

 10(k)   1996 Employee Stock Incentive Plan (1).   Exhibit A to
                                                   Registrant's
                                                   Proxy
                                                   Statement
                                                   dated March
                                                   20, 1996.

                                                    Incorporated  Filed with
 Exhibit                                             Herein by    Electronic
  Number           Description of Document          Reference to  Submission
 10(l)   1988 Capital Accumulation Plan for Key    Amendment No.
         Employees (1).  (Superseded by Deferred   1 on Form 8
         Compensation Plan, as amended and         dated April
         restated effective January 1, 1996)       5, 1990 to
                                                   1989 Annual
                                                   Report on
                                                   Form 10-K.

 10(m)   Maytag Deferred Compensation Plan, as     1995 Annual
         amended and restated effective January 1, Report on
         1996.                                     Form 10-K

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

 21      List of Subsidiaries of the Registrant.                      X

 23      Consent of Ernst & Young LLP.                                X

 27      Financial Data Schedule                                      X

                                         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                       Maytag Corporation
                                                      Thousands of Dollars




              COL. A                 COL. B                 COL. C                COL. D         COL. E
                                                          ADDITIONS
           DESCRIPTION             Balance at                                  Deductions--  Balance at End
                                    Beginning     Charged to     Charged to      Describe       of Period
                                    of Period      Costs and        Other
                                                   Expenses      Accounts--
                                                                  Describe
 Year ended December 31, 1996:
     Allowance for doubtful         $12,540         $14,152                     $ 14,169 (1)     $13,790
      accounts receivable                                                              2 (2)
                                                                                  (1,269)(3)
                                    $12,540         $14,152                     $ 12,902         $13,790

 Year ended December 31, 1995:
     Allowance for doubtful         $20,037         $16,630                     $ 19,387 (1)     $12,540
      accounts receivable                                                           (183)(2)
                                                                                   4,923 (4)
                                    $20,037         $16,630                     $ 24,127         $12,540

 Year ended December 31, 1994:
     Allowance for doubtful         $15,629         $12,412                     $  5,852 (1)     $20,037
      accounts receivable                                                           (551)(2)
                                                                                   2,703 (5)
                                    $15,629         $12,412                     $  8,004        $20,037

Note (1) - Uncollectible accounts written off
Note (2) - Effect of foreign currency translation
Note (3) - Resulting from acquistion of the Company's China joint venture in September 1996.
Note (4) - Resulting from divestiture of the Company's European Operations in June 1995.
Note (5) - Resulting from divestiture of the Company's Australian Operations in December 1994.