Form 10-Q
period 1997-03-31
MAYTAG CORP
filed 1997-05-14
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________

                          Commission file number 1-655


                               MAYTAG CORPORATION


 A Delaware Corporation       I.R.S. Employer Identification No. 42-0401785


                403 West Fourth Street North, Newton, Iowa 50208


                  Registrant's telephone number:  515-792-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X     No


The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997:


                   Common Stock, $1.25 par value - 97,632,521

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                          Quarter Ended March 31, 1997


                                    I N D E X



          Page
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Statements of Consolidated Income................ 3

          Condensed Statements of Consolidated Financial Condition... 4

          Condensed Statements of Consolidated Cash Flows............ 6

          Notes to Condensed Consolidated Financial Statements....... 7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................ 9


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K........................    13

          Signatures................................................  14

          Financial Data Schedule...................................  15

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MAYTAG CORPORATION
               Condensed Statements of Consolidated Income
                               (Unaudited)

                                                   Three Months Ended
                                                        March 31
In thousands except per share data                   1997         1996
Net sales                                        $  792,469   $  731,246
Cost of sales                                       582,987      528,819
     Gross profit                                   209,482      202,427
Selling, general and administrative expenses        132,982      125,726
Restructuring charge                                      0       40,000
     Operating income                                76,500       36,701
Interest expense                                    (14,711)     (10,902)
Other--net                                            2,079        1,064
Income before income taxes and minority
interest                                             63,868       26,863
Income taxes                                         24,144       10,745
Income before minority interest                      39,724       16,118
Minority interest                                    (1,224)
     Net income                                  $   38,500   $   16,118

Earnings per common share:
Net income                                        $     0.39   $     0.15

Weighted average shares outstanding                   97,616      105,465

Dividends per common share                        $     0.16   $     0.14


        See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
          Condensed Statements of Consolidated Financial Condition

                                                 March 31      December 31
                                                   1997            1996
In thousands except share data                 (Unaudited)
Assets

Current assets
Cash and cash equivalents                    $       34,281  $       27,543
Accounts receivable                                 519,506         462,882
Inventories                                         329,832         327,136
Deferred income taxes                                30,266          30,266
Other current assets                                 43,618          57,132
       Total current assets                         957,503         904,959


Noncurrent assets
Deferred income taxes                               135,659         131,159
Pension investments                                   1,880           1,441
Intangible pension asset                             70,511          70,511
Other intangibles                                   319,974         322,436
Other noncurrent assets                              35,079          47,549
       Total noncurrent assets                      563,103         573,096

Property, plant and equipment
Property, plant and equipment                     1,680,855       1,655,646
Less allowance for depreciation                     817,694         803,761
     Total property, plant and equipment            863,161         851,885
          Total assets                       $    2,383,767  $    2,329,940

         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
    Condensed Statements of Consolidated Financial Condition - Continued

                                                 March 31      December 31
                                                   1997            1996
 In thousands except share data                (Unaudited)
 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                               $      79,438   $      55,489
 Accounts payable                                  206,006         206,397
 Compensation to employees                          58,319          64,104
 Accrued liabilities                               174,286         180,726
 Income taxes payable                               24,790           4,209
 Current maturities of long-term debt               59,382          59,086
       Total current liabilities                   602,221         570,011

 Noncurrent liabilities
 Deferred income taxes                              26,877          27,012
 Long-term debt                                    482,154         488,537
 Postretirement benefits other than
 pensions                                          450,135         447,415
 Pension liability                                  55,101          50,377
 Other noncurrent liabilities                       99,535         102,621
       Total noncurrent liabilities              1,113,802       1,115,962

 Minority interest                                  71,201          69,977

 Put options                                        22,053

 Shareowners' equity
 Preferred stock:
  Authorized--24,000,000 shares
  (par value $1.00)
  Issued--none
 Common stock:
  Authorized--200,000,000 shares
  (par value $1.25)
  Issued--117,150,593 shares,
   including shares in treasury                    146,438         146,438
 Additional paid-in capital                        449,107         471,158
 Retained earnings                                 446,372         423,552
 Cost of Common stock in treasury
 (1997--19,108,870 shares;
 1996--19,106,012 shares)                         (405,029)       (405,035)
 Employee stock plans                              (55,314)        (55,204)
 Minimum pension liability adjustment                 (107)           (107)
 Foreign currency translation                       (6,977)         (6,812)
  Total shareowners' equity                        574,490         573,990
  Total liabilities and shareowners'
  equity                                     $   2,383,767   $   2,329,940

         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
              Condensed Statements of Consolidated Cash Flows
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31
In thousands                                           1997         1996
Operating activities
Net income                                         $   38,500   $   16,118
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Minority interest                                  1,224
     Depreciation and amortization                     33,206       27,099
     Deferred income taxes                             (4,635)       8,946
     Restructuring charge                                           40,000
     Changes in working capital items:
       Accounts receivable                            (56,624)     (42,932)
       Inventories                                     (2,696)     (19,155)
       Other current assets                             4,890       (5,446)
       Other current liabilities                       11,684        4,519
       Restructuring reserves                          (3,718)      (8,217)
Pension assets and liabilities                          4,284      (29,314)
Postretirement benefits                                 2,720        6,607
Other--net                                              9,378       (2,494)
       Net cash provided by (used in) operating
   activities                                          38,213       (4,269)

Investing activities
Capital expenditures                                  (42,063)     (40,385)
       Total investing activities                     (42,063)     (40,385)

Financing activities
Proceeds from issuance of notes payable                24,942
Repayment of notes payable                               (993)
Proceeds from issuance of long-term debt                1,103
Repayment of long-term debt                            (7,192)      (1,337)
Stock repurchases                                     (10,528)     (32,231)
Stock options exercised and other Common stock
transactions                                           10,427        9,374
Dividends                                             (15,681)     (14,713)
Investment by joint venture partner                     8,625
       Total financing activities                      10,703      (38,907)

Effect of exchange rates on cash                         (115)          97
Increase (decrease) in cash and cash
equivalents                                             6,738      (83,464)
Cash and cash equivalents at beginning of year         27,543      141,214
Cash and cash equivalents at end of period         $   34,281   $   57,750

         See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):
                             March 31            December 31
                               1997                  1996

 Raw materials          $       52,266         $      53,319
 Work in process                44,647                45,406
 Finished products             227,241               222,954
 Supplies                        5,678                 5,457
                        $      329,832         $     327,136


NOTE C--RESTUCTURING CHARGE

During the first quarter of 1996 the Company announced the restructuring of its major appliance operations in an effort to strengthen its position in the industry and to deliver improved performance to both customers and shareowners. This included the consolidation of two separate organizational units into a single operation responsible for all activities associated with the manufacture and distribution of the Company's brands of major appliances and the closing of a cooking products plant in Indianapolis, Indiana, with transfer of that production to an existing plant in Cleveland, Tennessee.
     As a result of these actions the Company recorded a one-time restructuring charge of $40 million, or $24.4 million after-tax, in the first quarter of 1996. This charge is primarily related to the costs associated with the consolidation of cooking products manufacturing activities and consolidation of activities of the two separate organizational units. Of this $40 million restructuring charge it is currently estimated that cash expenditures of approximately $16 million, primarily related to severance, and non-cash charges of approximately $24 million, primarily related to write-offs of property, plant and equipment, are expected to be incurred. During 1996 the Company incurred approximately $18 million of costs, of which approximately $12 million were cash expenditures that were charged to the $40 million reserve established for this restructuring. During the first quarter of 1997, the Company incurred approximately $4 million of costs, of which approximately $1 million were cash expenditures.

NOTE D--CONTINGENCIES

The Company made various warranties to the buyer in connection with the 1994 sale of its home appliance operations in Australia and New Zealand. The buyer has asserted several claims against the Company alleging breaches of certain of those warranties, including a claim for future product warranty costs which may be incurred associated with certain products manufactured prior to the date the operations were sold. Based on the information currently available no estimate of the potential loss can be made at this time.
     In connection with the sale of its home appliance operations in Europe, the Company made various warranties to the buyer, including the accuracy of tax net operating losses in the United Kingdom, and agreed to indemnify the buyer for liabilities resulting from customer claims under the 1992 and 1993 "free flights" promotions in excess of the reserve balance at the time of sale. The resolution of these items is not expected to have a significant adverse effect on the Company's consolidated financial position.
     As announced in 1995 the Company conducted an in-home inspection program to address a potential problem with a small electrical component in Maytag brand dishwashers. The majority of the costs related to this program have been incurred as the inspection has been undertaken for substantially all of the units identified as falling within the inspection program.

NOTE E--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Principal financial data by industry segment and different geographic locations is as follows (in thousands):

Quarter Ended March 31
 Net sales                            1997              1996
 Home appliances
      North America            $     701,160     $     682,650
      Asia                            35,453
 Vending equipment                    55,856            48,596
 Consolidated                  $     792,469     $     731,246

 Operating income                     1997              1996
 Home appliances
      North America            $      73,507     $      38,729
      Asia                             3,524
 Vending equipment                     6,561             5,923
 General corporate                    (7,092)           (7,951)
 Consolidated                  $      76,500     $      36,701

NOTE F--NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS No. 128 is effective for periods beginning after December 15, 1997 and will require restatement of prior periods. Earlier application in not permitted. The impact of the adoption of SFAS No. 128 is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPARISON OF 1997 WITH 1996

NET SALES: The Company's consolidated net sales increased 8.4 percent in the first quarter of 1997 compared to the same period in 1996. Net sales in 1997 include sales totaling $35.5 million of the Company's China joint venture which was established in the third quarter of 1996. (See discussion of this investment in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.) Excluding sales of the China joint venture, the Company's net sales increased 3.5 percent in the first quarter of 1997 compared to 1996.
     Sales of the North American home appliances segment, which includes major appliances and floor care products, increased 2.7 percent in the first quarter of 1997 from the same period in 1996. The Company's sales of major appliances were up from the previous year primarily driven by an increase in sales of laundry products and exports partially offset by a decrease in refrigeration sales. The industry's trade association projects 1997 shipments of major appliances to be approximately the same as the record level of shipments in 1996. The Company's sales of floor care products continued at record levels despite a decrease in industry shipments in the first quarter of 1997 compared to 1996. A primary contributor to the record sales of floor care products is due to the continued success of the Hoover brand upright extractor which was previously the only product of this unique design in the market. A major competitor entered the upright extractor market in the latter part of 1996 and at least one other competitor is expected to enter this market during 1997. The Company believes the potential negative impact of this competition may be mitigated by the expansion of the market for products of this type and by the introduction of new models of Hoover brand extractors with new features during the third quarter of 1997.
     Vending equipment sales were up 14.9 percent from the first quarter of 1996. The increase in sales was driven by a significant increase in domestic vender sales partially offset by decreases in export vender sales and glass front merchandisers.

GROSS PROFIT: The Company's consolidated gross profit as a percent of sales decreased to 26.4 percent of sales in the first quarter of 1997 from 27.7 percent of sales in the first quarter of 1996. The decrease in gross margin was primarily due to the factors within the North American home appliances segment described below.
     Gross margins decreased in the North American home appliances segment primarily due to production start-up costs associated with the Company's redesigned line of top-mount refrigerators and an increase in distribution costs related to the continuing transition to regional distribution centers. These costs more than offset the additional gross profit from improved brand and product sales mix and the manufacturing cost savings from the consolidation of cooking products manufacturing activities and facilities realized from the 1996 restructuring of the Company's major appliance operations. (See further discussion of this restructuring under the heading "Restructuring Charge" in this Management's Discussion and Analysis.)
     Vending equipment gross margins decreased slightly due to an increase in manufacturing costs associated with the production of new models of venders.
     The Company expects raw material prices in 1997 to be approximately the same to down slightly from 1996 levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased to 16.8 percent of sales in 1997 from 17.2 percent of sales in 1996. The decrease is primarily due to cost savings realized from the 1996 restructuring of the Company's major appliance operations.

RESTRUCTURING CHARGE: During the first quarter of 1996 the Company recorded a one-time restructuring charge of $40 million, or $24.4 million after-tax, primarily related to the costs associated with the consolidation of activities and facilities related to the manufacture of cooking products and consolidation of activities of the two separate major appliance organizational units. (See further discussion of the restructuring in "NOTE C--RESTRUCTURING CHARGE" of the Notes to Condensed Consolidated Financial Statements.)
     The Company incurred $10.5 million of additional restructuring costs during 1996, not included in the one-time restructuring charge which were charged to operations as incurred of which an insignificant amount was incurred in the first quarter of 1996.

OPERATING INCOME: Operating income for the first quarter of 1997 was 9.7 percent of sales compared to 5.0 percent of sales in the first quarter of 1996. However, excluding the $40 million restructuring charge, operating income in the first quarter of 1996 was 10.5 percent of sales. Operating income for the North American home appliances segment for the first quarter of 1997 was 6.6 percent lower than the same quarter of last year, excluding the $40 million restructuring charge. Operating income as a percent of sales was 10.5 percent in the first quarter compared to 11.5 percent in the first quarter of 1996, excluding the restructuring charge. The decrease in operating income is due to the decrease in gross profit discussed previously. Operating income from the China joint venture was $3.5 million or 9.9 percent of sales. Vending equipment operating income increased 10.8 percent in the first quarter of 1997 compared to the same period in 1996, primarily due to the increase in net sales discussed previously. Vending equipment operating income as a percent of sales was 11.7 percent in the first quarter of 1997 compared to 12.2 percent in the first quarter of 1996.

INTEREST EXPENSE: Interest expense increased 34.9 percent from the first quarter of 1996 due to an increase in short-term borrowings, interest expense from the China joint venture and interest expense from the Company's interest rate swap program. The interest expense from the interest rate swaps are partially offset by mark to market unrealized gains which are reflected in Other-net in the Condensed Statement of Consolidated Income.

INCOME TAXES: The effective tax rate for the first quarter of 1997 was 37.8 percent compared to 40 percent in the first quarter of 1996. The decrease is primarily due to a lower effective tax rate for the China joint venture as a result of its qualification for a tax holiday in China for the next several years which provides for zero or a reduced amount of taxes and savings from state and local tax initiatives.

NET INCOME: Net income for the first quarter of 1997 was $38.5 million, or $.39 per share, compared to net income of $16.1 million, or $.15 per share in the first quarter of 1996. Excluding the $24.4 million after-tax restructuring charge, income for the first quarter of 1996 would have been $40.5 million, or $.38 per share. Earnings per share in the first quarter of 1997 were favorably impacted by $.03 per share from the Company's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on the Company's cash flows is presented in the Condensed Statements of Consolidated Cash Flows.

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES: Cash flow generated from operating activities consists of net income adjusted for certain non-cash items, changes in working capital, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization, the restructuring charge and deferred income taxes. Working capital consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities in the first quarter of 1997 increased from the first quarter of 1996 primarily due to a $40 million pension contribution made in the prior year.
      A portion of the Company's accounts receivable are concentrated among major national retailers. The Company believes the loss of future business with any of these customers and the impact on the Company's ongoing operations would be mitigated by increased sales from other customers. A significant payment default by any one of these major customers could have a material impact on the Company's cash from operations and results of operations in the period the default occurs.

TOTAL INVESTING ACTIVITIES: The Company continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     Capital expenditures in the first quarter of 1997 were $42.1 million compared to $40.4 million in the same period in 1996. The higher capital spending is due to several major capital projects that the Company continues to implement. These projects include a new high efficiency clothes washer for both commercial and household use, a complete redesign of the Company's refrigerator product lines, a newly designed line of upright floor care products and a refrigeration products facility by the China joint venture. Planned capital expenditures for 1997 including those for the China joint venture are approximately $245 million and primarily relate to the continuation of the projects described above. As a result of these major projects, approximately
$8 million of capitalized interest expense is included in 1997 planned capital spending.

TOTAL FINANCING ACTIVITIES: Dividend payments for the first quarter of 1997 amounted to $15.7 million, or $.16 per share, compared to $14.7 million, or $.14 per share in the first quarter of 1996.
     In the fourth quarter of 1996, the Company announced plans for an extension of the share repurchase program to buy an additional 5 million shares over a non-specified period of time. In the first quarter of 1997, the Company repurchased 0.5 million shares at a cost of $10.5 million.
     In connection with the share repurchase program, the Company sold put options which gave the purchaser the right to sell shares of Maytag Common stock to the Company at specified prices upon exercise of the options. The Company's objective in selling put options is to reduce the average price of repurchased shares.
     In the third quarter of 1996, the Company invested approximately $35 million and committed additional investments of approximately $35 million for a
50.5 percent ownership in a joint venture with a manufacturer of appliances in China. The Company's joint venture partner also committed additional investments of approximately $35 million of which $8.6 million was contributed in the first quarter of 1997.
     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from future operations will be supplemented by borrowings. The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which the Company was in compliance with at March 31, 1997.

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                                 March 31, 1997

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                               MAYTAG CORPORATION
                                   Signatures
                                 March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    MAYTAG CORPORATION


Date: May 13, 1997                                  s/s Gerald J. Pribanic

                                                    ____________________________
                                                    Gerald J. Pribanic
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                                    s/s Steven H. Wood
                                                    ____________________________
                                                    Steven H. Wood
                                                    Vice President, Financial
                                                    Reporting and Audit and
                                                    Chief Accounting Officer