Form 10-Q
period 1997-06-30
MAYTAG CORP
filed 1997-08-13
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________to _________________

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


The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:


                   Common Stock, $1.25 par value - 98,578,316

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                           Quarter Ended June 30, 1997


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


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................ 9


PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.......    14

Item 6. Exhibits and Reports on Form 8-K..........................    15

          Signatures................................................  16

          Financial Data Schedule...................................  17

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MAYTAG CORPORATION
                Condensed Statements of Consolidated Income
                                 (Unaudited)


                             Three Months Ended         Six Months Ended
                                  June 30                    June 30
In thousands except per
share data                     1997         1996         1997         1996
Net sales                  $ 814,541    $  754,619   $1,607,010   $1,485,865
Cost of sales                590,096       547,404    1,173,083    1,076,223
        Gross profit         224,445       207,215      433,927      409,642
Selling, general and
  administrative expenses    136,059       125,396      269,041      251,122
Restructuring charge                                                  40,000
        Operating income      88,386        81,819      164,886      118,520
Interest expense             (14,431)      (10,458)     (29,142)     (21,360)
Other - net                   (1,601)          891          478        1,955
Income before income
taxes and minority
interest                      72,354        72,252      136,222       99,115
Income taxes                  27,728        27,909       51,872       38,654
Income before minority
interest                      44,626        44,343       84,350       60,461
Minority interest               (843)                    (2,067)
        Net income         $  43,783    $   44,343   $   82,283   $   60,461

Earnings per common
share:
Net income income          $    0.45    $      0.43  $     0.84   $     0.58

Weighted average shares
outstanding                   97,785        102,604      97,700      103,667

Dividends per common
share                      $    0.16    $      0.14  $     0.32   $     0.28


              See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
          Condensed Statements of Consolidated Financial Condition

                                                 June 30       December 31
                                                   1997            1996
In thousands except share data                 (Unaudited)
Assets

Current assets
Cash and cash equivalents                    $       33,770  $       27,543
Accounts receivable                                 511,328         462,882
Inventories                                         366,400         327,136
Deferred income taxes                                30,266          30,266
Other current assets                                 45,908          57,132
       Total current assets                         987,672         904,959


Noncurrent assets
Deferred income taxes                               135,659         131,159
Pension investments                                   1,806           1,441
Intangible pension asset                             70,511          70,511
Other intangibles                                   317,556         322,436
Other noncurrent assets                              30,103          47,549
       Total noncurrent assets                      555,635         573,096

Property, plant and equipment
Property, plant and equipment                     1,736,448       1,655,646
Less allowance for depreciation                     842,323         803,761
   Total property, plant and equipment              894,125         851,885
        Total assets                         $    2,437,432  $    2,329,940

         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
    Condensed Statements of Consolidated Financial Condition - Continued

                                                 June 30       December 31
                                                   1997            1996
 In thousands except share data                (Unaudited)
 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                               $     103,049   $      55,489
 Accounts payable                                  201,010         206,397
 Compensation to employees                          70,002          64,104
 Accrued liabilities                               177,724         180,726
 Income taxes payable                                                4,209
 Current maturities of long-term debt               59,368          59,086
         Total current liabilities                 611,153         570,011

 Noncurrent liabilities
 Deferred income taxes                              27,115          27,012
 Long-term debt                                    479,100         488,537
 Postretirement benefits other than
 pensions                                          451,536         447,415
 Pension liability                                  59,856          50,377
 Other noncurrent liabilities                       97,838         102,621
         Total noncurrent liabilities            1,115,445       1,115,962

 Minority interest                                  72,044          69,977


 Shareowners' equity
 Preferred stock:
    Authorized--24,000,000 shares
    (par value $1.00)
    Issued--none
 Common stock:
    Authorized--200,000,000 shares
    (par value $1.25)
    Issued--117,150,593 shares,
    including shares in treasury                   146,438         146,438
 Additional paid-in capital                        473,842         471,158
 Retained earnings                                 474,192         423,552
 Cost of Common stock in treasury
 (1997--18,572,277 shares;
 1996--19,106,012 shares)                         (393,802)       (405,035)
 Employee stock plans                              (54,799)        (55,204)
 Minimum pension liability adjustment                 (107)           (107)
 Foreign currency translation                       (6,974)         (6,812)
    Total shareowners' equity                      638,790         573,990
    Total liabilities and shareowners'
    equity                                   $   2,437,432   $   2,329,940

         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
              Condensed Statements of Consolidated Cash Flows
                                (Unaudited)

                                                       Six Months Ended
                                                            June 30
In thousands                                           1997         1996
Operating activities
Net income                                         $   82,283   $   60,461
Adjustments to reconcile net income to net cash
provided by operating activities:
   Minority interest                                    2,067
   Depreciation and amortization                       66,298       54,392
   Deferred income taxes                               (4,397)       2,013
   Restructuring charge                                             40,000
   Changes in working capital items:
        Accounts receivable                           (48,446)     (60,077)
        Inventories                                   (39,264)     (36,656)
        Other current assets                            2,600       15,231
        Other current liabilities                        (944)      (2,610)
        Restructuring reserves                         (5,753)      (9,218)
Pension assets and liabilities                          9,114      (24,349)
Postretirement benefits                                 4,120       11,120
Other--net                                             12,636       (4,205)
        Net cash provided by operating                 80,314       46,102
        activities

Investing activities
Capital expenditures                                 (103,649)     (90,347)
        Total investing activities                   (103,649)     (90,347)

Financing activities
Proceeds from issuance of notes payable                48,553
Repayment of notes payable                               (993)
Proceeds from issuance of long-term debt                1,104           89
Repayment of long-term debt                           (10,260)
Stock repurchases                                     (11,779)     (85,655)
Stock options exercised and other Common stock
transactions                                           26,102       12,464
Dividends                                             (31,645)     (29,110)
Investment by joint venture partner                     8,625
Proceeds from interest rate swaps                                    6,500
        Total financing activities                     29,707      (95,712)

Effect of exchange rates on cash                         (145)         799
Increase (decrease) in cash and cash
equivalents                                             6,227     (139,158)
Cash and cash equivalents at beginning of year         27,543      141,214
Cash and cash equivalents at end of period         $   33,770   $    2,056

         See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):
                             June 30             December 31
                               1997                  1996

 Raw materials          $       55,408         $      53,319
 Work in process                49,691                45,406
 Finished products             255,571               222,954
 Supplies                        5,730                 5,457
                        $      366,400         $     327,136


NOTE C--RESTRUCTURING CHARGE

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

During the first half of 1997, the Company incurred approximately $6 million of costs, of which approximately $2 million were cash expenditures.

NOTE D--CONTINGENCIES

In connection with the 1994 sale of its home appliance operations in Australia and New Zealand, the Company made various warranties to the buyer. The buyer asserted several claims against the Company alleging breaches of certain of those warranties. Except for one continuing claim for future product warranty costs associated with certain products manufactured prior to the date the operations were sold, all claims have been settled for an insignificant amount. Based on the information currently available for the remaining claim, no estimate of the potential loss can be made at this time. However, the resolution of this claim is not expected to have a significant adverse effect on the Company's consolidated financial position.
   In connection with the 1995 sale of its home appliance operations in Europe, the Company agreed to indemnify the buyer for liabilities resulting from customer claims under the 1992 and 1993 "free flights" promotions in excess of the reserve balance at the time of sale. The resolution of these customer claims is not expected to have a significant adverse effect on the Company's consolidated financial position.
   As announced in 1995 the Company conducted an in-home inspection program to address a potential problem with a small electrical component in Maytag brand dishwashers. The majority of the costs related to this program have been incurred as the inspection has been undertaken for substantially all of the units identified within the inspection program.
   Other contingent liabilities arising in the normal course of business, including guarantees, repurchase agreements, pending litigation, environmental issues, taxes and other claims are not considered to be significant in relation to the Company's consolidated financial position.

NOTE E--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Principal financial data by industry segment and different geographic locations is as follows (in thousands):

Quarter Ended June 30
 Net sales                            1997              1996
 Home appliances
    North America              $     724,569     $     709,511
    Asia                              26,255
 Vending equipment                    63,717            45,108
 Consolidated                  $     814,541     $     754,619

 Operating income                     1997              1996
 Home appliances
    North America              $      84,596     $      85,172
    Asia                               2,625
 Vending equipment                     7,739             3,017
 General corporate                    (6,574)           (6,370)
 Consolidated                  $      88,386     $      81,819

Six Months Ended June 30
 Net sales                            1997              1996
 Home appliances
    North America              $   1,425,729     $   1,392,161
    Asia                              61,708
 Vending equipment                   119,573            93,704
 Consolidated                  $   1,607,010     $   1,485,865

 Operating income                     1997              1996
 Home appliances
    North America              $     158,103     $     123,901
    Asia                               6,149
 Vending equipment                    14,300             8,940
 General corporate                   (13,666)          (14,321)
 Consolidated                  $     164,886     $     118,520

NOTE F--NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS No. 128 is effective for periods beginning after December 15, 1997 and will require restatement of prior periods. Earlier application in not permitted. The impact of the adoption of SFAS No. 128 is not material.

NOTE G--SUBSEQUENT EVENT

On July 7, 1997, a major customer of the Company, Montgomery Ward Holding Co. ("Montgomery Ward"), filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, after adjustments which should be available in bankruptcy, the Company has accounts receivable due from Montgomery Ward of approximately $39 million. While the Company is currently unable to project the ultimate recovery on the accounts receivable, the Company has approximately $9 million of reserves for an estimated potential loss on the carrying value of the accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPARISON OF 1997 WITH 1996

NET SALES: The Company's consolidated net sales increased 7.9 percent in the second quarter of 1997 compared to the same period in 1996. Net sales in the second quarter of 1997 include sales totaling $26.3 million of the Company's China joint venture which was established in the third quarter of 1996. (See discussion of this investment in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.) Excluding sales of the China joint venture, the Company's net sales increased 4.5 percent in the second quarter of 1997 compared to 1996. Consolidated net sales increased 8.2 percent in the first half of 1997 compared to the same period in 1996. Net sales in the first half of 1997 include sales totaling $61.7 million of the Company's China joint venture. Excluding sales of the China joint venture, the Company's net sales increased 4.0 percent in the first half of 1997 compared to 1996.

   Net sales of the North American home appliances segment, which includes major appliances and floor care products, increased 2.1 percent in the second quarter of 1997 from the same period in 1996. For the first half of 1997, net sales for the North American home appliances segment increased 2.4 percent from the same period in 1996. The Company's net sales of major appliances were up from the previous year primarily due to an increase in sales of Maytag brand laundry and dishwashing products and premium brand refrigeration products and exports of major appliances partially offset by a decrease in sales of cooking products and private label sales of major appliances. The Company's net sales of floor care products continued at record levels despite a decrease in industry shipments in the first half of 1997 compared to 1996. A primary contributor to the record sales of floor care products is the continued success of the Hoover brand upright extractor which was previously the only product of this unique design in the market. A major competitor entered the upright extractor market in the latter part of 1996 and at least one other competitor entered the market in 1997. The Company believes the potential negative impact of this competition may be mitigated by the expansion of the market for products of this type which currently has low saturation levels and by the introduction of new models of Hoover brand extractors with new features during the third quarter of 1997.
   Vending equipment net sales were up 41.3 percent from the second quarter of 1996. Year-to-date, vending equipment net sales increased 27.6 percent from the same period in 1996. The increase in sales was driven by a significant increase in domestic vender sales partially offset by decreases in export vender sales and glass front merchandisers. The increase in domestic vender sales is partially due to depressed sales volume in 1996 resulting from Dixie-Narco's inability to produce sufficient volume of newly designed venders.

GROSS PROFIT: The Company's consolidated gross profit as a percent of sales increased slightly to 27.6 percent of sales in the second quarter of 1997 from
27.5 percent of sales in the second quarter of 1996. For the first half of 1997, consolidated gross profit as a percent of sales decreased to 27.0 percent from 27.6 percent in the first half of 1996. The decrease in gross margin in the first half of 1997 compared to 1996 was primarily due to the factors within the North American home appliances segment described below.
   In the first half of 1997, gross margins decreased in the North American home appliances segment primarily due to production start-up costs associated with the Company's redesigned line of top-mount refrigerators and an increase in distribution costs related to the continuing transition to regional distribution centers. These costs more than offset the additional gross profit from improved brand and product sales mix and the manufacturing cost savings from the consolidation of cooking products manufacturing activities and facilities realized from the 1996 restructuring of the Company's major appliance operations. (See further discussion of this restructuring under the heading "Restructuring Charge" in this Management's Discussion and Analysis.)
   Vending equipment gross margins increased in the first half of 1997 compared to 1996 due to the increase in production volume from the increase in net sales and because the first half of 1996 included additional manufacturing costs associated with the production of newly designed venders.
   The Company expects raw material prices in 1997 to be approximately the same to down slightly from 1996 levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses as a percent of sales were approximately the same compared to the prior year for the second quarter and first half of 1997.

RESTRUCTURING CHARGE: During the first quarter of 1996 the Company recorded a one-time restructuring charge of $40 million, or $24.4 million after-tax, primarily related to the costs associated with the consolidation of activities and facilities related to the manufacture of cooking products and consolidation of activities of the two separate major appliance organizational units. (See further discussion of the restructuring in "NOTE C--RESTRUCTURING CHARGE" of the Notes to Condensed Consolidated Financial Statements.)
   The Company incurred $10.5 million of additional restructuring costs during 1996, not included in the one-time restructuring charge which were charged to operations as incurred. Of these additional restructuring costs, $2.3 million were incurred during the first half of 1996.

OPERATING INCOME: Operating income for the second quarter of 1997 was 10.9 percent of sales compared to 10.8 percent of sales in the second quarter of 1996. For the first half of 1997, operating income was 10.3 percent of sales compared to 8.0 percent of sales in the first half of 1996. However, excluding the $40 million restructuring charge, operating income in the first half of 1996 was 10.7 percent of sales.
   Operating income for the North American home appliances segment for the second quarter of 1997 was 0.7 percent lower than the same quarter of last year. Operating income as a percent of sales was 11.7 percent in the second quarter compared to 12.0 percent in the second quarter of 1996. Excluding the $40 million restructuring charge, operating income for the North American home appliances segment was 3.5 percent lower in the first half of 1997 than the same period in 1996. Operating income for the first half of 1997 was 11.1 percent of sales compared to 11.8 percent of sales in 1996. The decrease in operating income is due to the decrease in gross profit discussed previously.
   Vending equipment operating income increased 156.5 percent in the second quarter of 1997 to 12.1 percent of sales compared to 6.7 percent in the same period of 1996, primarily due to the increase in gross profit discussed previously. For the first half of 1997, vending equipment operating income increased 60.0 percent to 12.0 percent of sales compared to 9.5 percent of sales in the first half of 1996.

INTEREST EXPENSE: Interest expense increased 38 percent and 36.4 percent from the second quarter and first half of 1996, respectively due to an increase in short-term borrowings, interest expense from the China joint venture, lower capitalized interest and interest expense from the Company's interest rate swap program. The interest expense from the interest rate swaps are partially offset by mark to market unrealized gains which are reflected in Other-net in the Condensed Statement of Consolidated Income.

INCOME TAXES: The effective tax rate for the first half of 1997 was 38.1 percent compared to 39 percent in the first half of 1996. The decrease is primarily due to a lower effective tax rate for the China joint venture as a result of its qualification for a tax holiday in China for the next several years which provides for zero or a reduced amount of taxes in addition to savings from state and local tax initiatives.

NET INCOME: Net income for the second quarter of 1997 was $43.8 million, or $.45 per share, compared to net income of $44.3 million, or $.43 per share in the second quarter of 1996. Net income for the first half of 1997 was $82.3 million, or $.84 per share, compared to net income of $60.5 million, or $.58 per share in the first half of 1996. Excluding the $24.4 million after-tax restructuring charge, income for the first half of 1996 would have been $84.9 million, or $.82 per share. The increase in normalized earnings per share in the first half of 1997 compared to the same period in 1996 was due to the effect of the Company's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on the Company's cash flows is presented in the Condensed Statements of Consolidated Cash Flows.

NET CASH PROVIDED BY OPERATING ACTIVITIES: Cash flow generated from operating activities consists of net income adjusted for certain non-cash items, changes in working capital, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization, the restructuring charge and deferred income taxes. Working capital consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
   Net cash provided by operating activities in the first half of 1997 increased from the first half of 1996 primarily due to a $40 million pension contribution made in the first quarter of 1996.
    A portion of the Company's accounts receivable is concentrated among major national retailers, including Montgomery Ward. (See discussion of Montgomery Ward in "NOTE G--SUBSEQUENT EVENT" of the Notes to Condensed Consolidated Financial Statements.) The Company believes the loss of future business with any of these national retailers and the impact on the Company's ongoing operations would be mitigated by increased sales to other customers.

TOTAL INVESTING ACTIVITIES: The Company continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
   Capital expenditures in the first half of 1997 were $103.6 million compared to $90.3 million in the same period in 1996. The higher capital spending is due to several major capital projects that the Company continues to implement.
These projects include a new high efficiency clothes washer for both commercial and household use, a complete redesign of the Company's refrigerator product lines, a newly designed line of upright floor care products and a refrigeration products facility by the China joint venture. Planned capital expenditures for 1997 including those for the China joint venture are approximately $245 million and primarily relate to the continuation of the projects described above. As a result of these major projects, approximately $5 million of capitalized interest is included in 1997 planned capital spending.

TOTAL FINANCING ACTIVITIES: Dividend payments for the first half of 1997 amounted to $31.6 million, or $.32 per share, compared to $29.1 million, or $.28 per share in the first half of 1996.
   In the second quarter of 1997, the Company's board of directors authorized an additional repurchase of the Company's common stock. This board action authorizes the repurchase of up to 15 million additional shares over a non-specified period of time beyond the previous share repurchase authorizations of 5 million shares and 10.8 million shares. Under these authorizations which commenced in the fourth quarter of 1995, the Company has repurchased approximately 11.4 million shares at a cost of $231 million.

   In connection with share repurchase program, the Company sold put options which gave the purchaser the right to sell shares of Maytag Common stock to the Company at specified prices upon exercise of the options. The Company's objective in selling put options is to reduce the average price of repurchased shares. For the first half of 1997, the Company received $4.1 million in proceeds from the sale of put options.
   In the third quarter of 1996, the Company invested approximately $35 million and committed additional investments of approximately $35 million for a 50.5 percent ownership in a joint venture with a manufacturer of appliances in China. The Company's joint venture partner also committed additional investments of approximately $35 million of which $8.6 million was contributed in the first half of 1997 and $8.6 million was contributed in the fourth quarter of 1996.
   Any funding requirements for future investing and financing activities in excess of cash on hand and generated from future operations will be supplemented by borrowings. The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which the Company was in compliance with at June 30, 1997. The Company also maintains the ability to issue an aggregate of $125 million in debt securities under an effective shelf registration statement filed with the Securities and Exchange Commission.

CONTINGENCIES

The Company has contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in "NOTE D--CONTINGENCIES" of the Notes to Condensed Consolidated Financial Statements.)

                               MAYTAG CORPORATION

                                  June 30, 1997

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)     The Company held its Annual Meeting of Shareholders on May 15, 1997.

(c)     The following matters were voted upon at the Annual Meeting of
        Shareholders:

        1. The election of the nominees for the Board of Directors who will serve for a term to expire at the 2000 Annual Meeting of Shareholders was voted on by the shareholders. The nominees, all of whom were elected, were Lester Crown, Bernard G. Rethore, Neele
             E. Stearns, Jr., Carole J. Uhrich. The Inspectors of Election certified the following vote tabulations:


                                         FOR          WITHHELD    NON-VOTES
             Lester Crown             83,904,586     1,995,810        0
             Bernard G. Rethore       84,232,304     1,668,091        0
             Neele E. Stearns, Jr.    84,208,389     1,692,007        0
             Carole J. Uhrich         84,267,360     1,633,036        0


        2. A proposal to select Ernst & Young LLP as independent auditors to audit the financial statements to be included in the Annual Report to Shareholders for 1997 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                       FOR            AGAINST        ABSTAIN     NON-VOTES
                   85,194,578         417,560        288,258         0

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                                  June 30, 1997

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

   (27) Financial Data Schedule

(b) Reports on Form 8-K

    The Company filed a Form 8-K dated May 15, 1997 indicating, under Item 5, the Company's board of directors authorized an additional repurchase of the Company's common stock.

    The Company filed a Form 8-K dated July 17, 1997 providing, under Item 5, an update of information regarding a major customer, Montgomery Ward, which filed for Chapter 11 bankruptcy protection on July 7, 1997.

                               MAYTAG CORPORATION
                                   Signatures
                                  June 30, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MAYTAG CORPORATION


Date: August 13, 1997                   s/s  Gerald J. Pribanic

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