Form 10-Q
period 1997-09-30
MAYTAG CORP
filed 1997-11-12
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997


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


The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997:


                   Common Stock, $1.25 par value - 94,975,281

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 1997


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


Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations........................ 9


PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................   15

     Signatures................................................  16

     Financial Data Schedule...................................  17

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MAYTAG CORPORATION
                Condensed Statements of Consolidated Income
                                 (Unaudited)

                             Three Months Ended         Nine Months Ended
                                September 30              September 30
In thousands except per
share data                     1997         1996         1997         1996
Net sales                  $ 855,804    $  742,850   $2,462,814   $2,228,715
Cost of sales                616,270       537,762    1,789,353    1,613,985
    Gross profit             239,534       205,088      673,461      614,730
Selling, general and
administrative expenses      149,714       125,029      418,755      376,151
Restructuring charge                                                  40,000
    Operating income          89,820        80,059      254,706      198,579
Interest expense             (13,473)       (9,674)     (42,615)     (31,034)
Other - net                      661          (837)       1,139        1,118
    Income before income
    taxes, minority
    interest and
    extraordinary item        77,008        69,548      213,230      168,663
Income taxes                  25,381        27,124       77,253       65,778
    Income before
    minority interest and
    extraordinary item         51,627        42,424      135,977      102,885
Minority interest              (2,350)         (246)      (4,417)        (246)
    Income before
    extraordinary item         49,277        42,178      131,560      102,639
Extraordinary item - loss
on early retirement of
debt                                         (1,548)                   (1,548)
         Net income         $  49,277    $   40,630   $  131,560   $  101,091

Earnings per common
share:
Income before
extraordinary item          $    0.51    $     0.42   $     1.35   $     1.00
Extraordinary item -
loss on early retirement
of debt                                       (0.02)                    (0.02)
Net income income           $    0.51    $     0.40   $     1.35   $     0.98

Weighted average shares
outstanding                    96,600        100,793       97,334      102,709

Dividends per common
share                       $    0.16    $      0.14  $     0.48   $     0.42


          See notes to condensed consolidated financial statements.






                             MAYTAG CORPORATION
          Condensed Statements of Consolidated Financial Condition

                                              September 30     December 31
                                                  1997             1996
In thousands except share data                (Unaudited)

Assets

Current assets
Cash and cash equivalents                   $         37,146  $       27,543
Accounts receivable                                  515,672         462,882
Inventories                                          345,847         327,136
Deferred income taxes                                 30,266          30,266
Other current assets                                  34,659          57,132
    Total current assets                             963,590         904,959


Noncurrent assets
Deferred income taxes                                137,159         131,159
Pension investments                                    1,561           1,441
Intangible pension asset                              70,511          70,511
Other intangibles                                    315,206         322,436
Other noncurrent assets                               41,066          47,549
    Total noncurrent assets                          565,503         573,096

Property, plant and equipment
Property, plant and equipment                      1,749,381       1,655,646
Less allowance for depreciation                      847,153         803,761
    Total property, plant and equipment              902,228         851,885
    Total assets                            $      2,431,321  $    2,329,940

         See notes to condensed consolidated financial statements.


























                             MAYTAG CORPORATION
    Condensed Statements of Consolidated Financial Condition - Continued

                                               September 30    December 31
                                                   1997            1996
 In thousands except share data                (Unaudited)

 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                                $      88,871   $      55,489
 Accounts payable                                   220,688         206,397
 Compensation to employees                           74,590          64,104
 Accrued liabilities                                160,104         180,726
 Income taxes payable                                                 4,209
 Current maturities of long-term debt                 6,587          59,086
     Total current liabilities                      550,840         570,011

 Noncurrent liabilities
 Deferred income taxes                               27,380          27,012
 Long-term debt                                     479,915         488,537
 Postretirement benefits other than
 pensions                                           452,102         447,415
 Pension liability                                   62,585          50,377
 Other noncurrent liabilities                        95,674         102,621
     Total noncurrent liabilities                 1,117,656       1,115,962

 Minority interest                                  172,728          69,977


 Shareowners' equity
 Preferred stock:
     Authorized--24,000,000 shares
     (par value $1.00)
     Issued--none
 Common stock:
     Authorized--200,000,000 shares
     (par value $1.25)
     Issued--117,150,593 shares,
     including shares in treasury                   146,438         146,438
 Additional paid-in capital                         491,305         471,158
 Retained earnings                                  508,542         423,552
 Cost of Common stock in treasury
 (1997--22,175,312 shares;
 1996--19,106,012 shares)                          (497,082)       (405,035)
 Employee stock plans                               (52,225)        (55,204)
 Minimum pension liability adjustment                  (107)           (107)
 Foreign currency translation                        (6,774)         (6,812)
     Total shareowners' equity                      590,097         573,990
     Total liabilities and shareowners'
     equity                                   $   2,431,321   $   2,329,940

         See notes to condensed consolidated financial statements.







                             MAYTAG CORPORATION
              Condensed Statements of Consolidated Cash Flows
                                (Unaudited)

                                                       Nine Months Ended
                                                          September 30
In thousands                                           1997         1996
Operating activities
Net income                                          $  131,560   $  101,091
Adjustments to reconcile net income to net cash
provided by operating activities:
   Extraordinary item - early retirement of debt                      1,548
   Minority interest                                     4,417          246
   Depreciation and amortization                       100,694       81,773
   Deferred income taxes                                (5,632)          98
   Restructuring charge                                              40,000
   Changes in working capital items:
        Accounts receivable                            (52,790)     (84,831)
        Inventories                                    (18,711)     (58,569)
        Other current assets                             3,498       26,164
        Other current liabilities                       16,357       25,080
        Restructuring reserves                          (7,728)     (11,171)
   Pension assets and liabilities                       12,087      (17,880)
   Postretirement benefits                               4,687       15,292
   Other--net                                            6,796       (5,529)
        Net cash provided by operating activities      195,235      113,312

Investing activities
Investment in joint venture (net of cash acquired
of $5,174)                                                          (29,625)
Capital expenditures                                  (161,161)    (146,343)
        Total investing activities                    (161,161)    (175,968)

Financing activities
Proceeds from issuance of notes payable                 36,524       50,867
Repayment of notes payable                              (3,142)
Proceeds from issuance of long-term debt                 8,688       26,500
Repayment of long-term debt                            (69,810)     (20,356)
Debt repurchase premiums                                             (1,548)
Stock repurchases                                     (123,529)    (112,905)
Stock options exercised and other Common stock
transactions                                            54,609       14,846
Dividends                                              (46,816)     (43,253)
Investment by joint venture partner                     18,975
Proceeds from sale of LLC member interest              100,000
Proceeds from interest rate swaps                                    18,820
        Total financing activities                     (24,501)     (67,029)
Effect of exchange rates on cash                            30          850
Increase (decrease) in cash and cash
equivalents                                              9,603     (128,835)
Cash and cash equivalents at beginning of year          27,543      141,214
Cash and cash equivalents at end of period          $   37,146   $   12,379

         See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):
                               September 30             December 31
                                    1997                    1996

 Raw materials           $         51,370        $         53,319
 Work in process                   52,726                  45,406
 Finished products                235,925                 222,954
 Supplies                           5,826                   5,457
                         $        345,847        $        327,136


NOTE C--RESTRUCTURING CHARGE

During the first quarter of 1996 the Company announced the restructuring of its major appliance operations in an effort to strengthen its position in the industry and to deliver improved performance to both customers and shareowners. This included the consolidation of two separate organizational units into a single operation responsible for all activities associated with the manufacture and distribution of the Company's brands of major appliances and the closing of a cooking products plant in Indianapolis, Indiana, with transfer of that production to an existing plant in Cleveland, Tennessee.
   As a result of these actions the Company recorded a one-time restructuring charge of $40 million, or $24.4 million after-tax, in the first quarter of 1996. This charge is primarily related to the costs associated with the consolidation of cooking products manufacturing activities and consolidation of activities of the two separate organizational units.
   Of this $40 million restructuring charge the Company estimates that cash expenditures of approximately $20 million, primarily related to severance, and non-cash charges of approximately $20 million, primarily related to write-offs of property, plant and equipment, will be incurred. During 1996 the Company incurred approximately $18 million of costs, of which approximately $12 million were cash expenditures, that were charged to the $40 million reserve established for this restructuring. During the first nine months of 1997, the Company incurred approximately $18 million of costs, of which approximately $5 million were cash expenditures.

NOTE D--CONTINGENCIES

On July 7, 1997, a major customer of the Company, Montgomery Ward Holding Co. ("Montgomery Ward"), filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, after adjustments which should be available in bankruptcy, the Company had accounts receivable due from Montgomery Ward of approximately $39 million. While the Company is currently unable to project the ultimate recovery on the accounts receivable, the Company has approximately $10 million of reserves for an estimated potential loss on the carrying value of the accounts receivable.
  In connection with the 1994 sale of its home appliance operations in Australia and New Zealand, the Company made various warranties to the buyer.
The buyer asserted several claims against the Company alleging breaches of certain of those warranties. Except for one continuing claim for product warranty costs associated with certain products manufactured prior to the date the operations were sold, all claims have been settled for an insignificant amount. Based on the information currently available for the remaining claim, no estimate of the potential loss can be made at this time. However, the resolution of this claim is not expected to have a significant adverse effect on the Company's consolidated financial position.
  In connection with the 1995 sale of its home appliance operations in Europe, the Company agreed to indemnify the buyer for liabilities resulting from customer claims under the 1992 and 1993 "free flights" promotions in excess of the reserve balance at the time of sale. The resolution of these customer claims is not expected to have a significant adverse effect on the Company's consolidated financial position.
   Other contingent liabilities arising in the normal course of business, including guarantees, repurchase agreements, pending litigation, environmental issues, taxes and other claims are not considered to be significant in relation to the Company's consolidated financial position.

NOTE E--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Principal financial data by industry segment and different geographic locations is as follows (in thousands):

Quarter Ended September 30
 Net sales                               1997              1996
 Home appliances
    North America               $     777,257     $     694,611
    Asia                               27,654            10,044
 Vending equipment                     50,893            38,195
 Consolidated                   $     855,804     $     742,850

 Operating income                        1997              1996
 Home appliances
    North America               $      87,217     $      80,577
    Asia                                2,340               957
 Vending equipment                      4,303             1,769
 General corporate                     (4,040)           (3,244)
 Consolidated                   $      89,820     $      80,059

Nine Months Ended September 30
 Net sales                               1997              1996
 Home appliances
    North America               $   2,202,986     $   2,086,772
    Asia                               89,362            10,044
 Vending equipment                    170,466           131,899
 Consolidated                   $   2,462,814     $   2,228,715

 Operating income                        1997              1996
 Home appliances
    North America               $     245,320     $     204,478
    Asia                                8,489               957
 Vending equipment                     18,603            10,709
 General corporate                    (17,706)          (17,565)
 Consolidated                   $     254,706     $     198,579

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

NOTE G--SUBSEQUENT EVENT

On October 1, 1997 the Company acquired all of the outstanding shares of G.S. Blodgett Corporation ("Blodgett"), a manufacturer of commercial ovens, fryers and charbroilers for the food service industry, for approximately $96 million, subject to adjustment, plus transaction costs, and retired outstanding debt of Blodgett of approximately $53 million. Blodgett, which has annual sales of approximately $135 million, produces commercial cooking equipment under the Blodgett, Pitco Frialator, MagiKitch'n and Blodgett-Combi brands. The acquisition will be accounted for under the purchase method and the results of the operations of Blodgett will be included in the consolidated financial statements from the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPARISON OF 1997 WITH 1996

NET SALES: The Company's consolidated net sales increased 15.2 percent in the third quarter of 1997 compared to the same period in 1996. Net sales in the third quarter of 1997 include third quarter sales totaling $27.7 million of the Company's China joint venture ("Rongshida Maytag") compared to one month of sales totaling $10 million included in the third quarter of 1996 reflecting when the Company entered into the joint venture. (See discussion of this investment in "Liquidity and Capital Resources" section of this Management's Discussion and
Analysis.)   Excluding sales of Rongshida Maytag, the Company's net sales increased 13 percent in the third quarter of 1997 compared to 1996.

   Consolidated net sales increased 10.5 percent in the first nine months of 1997 compared to the same period in 1996. Net sales in the first nine months of 1997 include nine months sales totaling $89.4 million of Rongshida Maytag compared to one month of sales totaling $10 million included in the first nine
months of 1996.   Excluding sales of Rongshida Maytag, the Company's net sales increased 7 percent in the first nine months of 1997 compared to 1996.
   Net sales of the North American home appliances segment, which includes major appliances and floor care products, increased 11.9 percent in the third quarter of 1997 from the same period in 1996. For the first nine months of 1997, net sales for the North American home appliances segment increased 5.6 percent from the same period in 1996. The Company's net sales of major appliances were up from the previous year primarily due to an increase in sales of Maytag and Performa by Maytag brand laundry and dishwashing products, premium brand refrigeration products and exports of major appliances partially offset by a decrease in sales of cooking products and private label sales of major appliances. The Company's net sales of floor care products continued at record levels despite a decrease in industry shipments in the first nine months of 1997 compared to 1996. A primary contributor to the record sales of floor care products is the continued success of the Hoover brand upright extractor which was previously the only product of this unique design in the market. A major competitor entered the upright extractor market in the latter part of 1996 and one other competitor entered the market in 1997. The Company believes the potential negative impact of this competition may be mitigated by the expansion of the market for products of this type which currently has low saturation levels and by the introduction of new models of Hoover brand extractors with new features in the third quarter of 1997.
   Vending equipment net sales were up 33.2 percent from the third quarter of 1996. Year-to-date, vending equipment net sales increased 29.2 percent from the same period in 1996. The increase in sales was driven by a significant increase in domestic vender sales partially offset by decreases in export vender sales and glass front merchandiser sales. The increase in domestic vender sales is due to an increase in sales from the introduction of a new extended depth vender in addition to depressed sales volume in 1996 resulting from Dixie-Narco's inability to produce sufficient volume of flexible style venders.

GROSS PROFIT:   The Company's consolidated gross profit as a percent of sales increased to 28.0 percent of sales in the third quarter of 1997 from 27.6 percent of sales in the third quarter of 1996. The increase in gross margin is primarily due to favorable brand and product sales mix. For the first nine months of 1997, consolidated gross profit as a percent of sales decreased to
27.3 percent from 27.6 percent in the first nine months of 1996. The decrease in gross margin in the first half of 1997 compared to 1996 was primarily due to the factors within the North American home appliances segment described below.
   In the first nine months of 1997, gross margins decreased in the North American home appliances segment primarily due to production start-up costs associated with the Company's redesigned line of top-mount refrigerators and an increase in distribution costs related to the continuing transition to regional distribution centers. These costs more than offset the increased gross profit from improved brand and product sales mix and the manufacturing cost savings from the 1996 restructuring of the Company's major appliance operations. (See further discussion of this restructuring under the heading "Restructuring Charge" in this Management's Discussion and Analysis.)
   Vending equipment gross margins increased in the first nine months of 1997 compared to 1996 due to the increase in production volume from the increase in net sales and the first nine months of 1996 included additional manufacturing costs associated with flexible style venders.

   The Company expects raw material prices in 1997 to be approximately the same to down slightly from 1996 levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:    Selling, general and
administrative expenses were 17.5 percent of sales in the third quarter of 1997 compared to 16.8 percent of sales in the third quarter of 1996. The increase was driven by additional advertising and sales promotion expenses to support new product introductions and to respond to competitive pricing conditions and from an increase in the provision for doubtful accounts. Year-to-date, selling, general and administrative expenses were approximately the same compared to the prior year as a percent of sales.

RESTRUCTURING CHARGE: During the first quarter of 1996 the Company recorded a one-time restructuring charge of $40 million, or $24.4 million after-tax, primarily related to the costs associated with the consolidation of activities and facilities related to the manufacture of cooking products and consolidation of activities of the two separate major appliance organizational units. (See further discussion of the restructuring in "NOTE C--RESTRUCTURING CHARGE" of the Notes to Condensed Consolidated Financial Statements.)
   The Company incurred $10.5 million of additional restructuring costs during 1996, not included in the one-time restructuring charge, which were charged to operations as incurred. Of these additional restructuring costs, $5.8 million were incurred during the first nine months of 1996.

OPERATING INCOME: Operating income for the third quarter of 1997 was 10.5 percent of sales compared to 10.8 percent of sales in the third quarter of 1996. For the first nine months of 1997, operating income was 10.3 percent of sales compared to 8.9 percent of sales in the first nine months of 1996. However, excluding the $40 million restructuring charge, operating income in the first nine months of 1996 was 10.7 percent of sales.
   Operating income for the North American home appliances segment for the third quarter of 1997 was 8.2 percent higher than the same quarter of last year. Operating income as a percent of sales was 11.2 percent in the third quarter compared to 11.6 percent in the third quarter of 1996. The decrease in operating margin was a result of the increase in selling, general and administrative expenses in the third quarter of 1997 discussed previously. Excluding the $40 million restructuring charge, operating income for the North American home appliances segment was 0.3 percent higher in the first nine months of 1997 than the same period in 1996. Operating income for the first nine months of 1997 was 11.1 percent of sales compared to 11.7 percent of sales in 1996. The decrease in operating margin is primarily due to the decrease in the first nine months gross profit margins discussed previously.
   Vending equipment operating income increased 143.2 percent in the third quarter of 1997 to 8.5 percent of sales compared to 4.6 percent in the same period of 1996. For the first nine months of 1997, vending equipment operating income increased 73.7 percent to 10.9 percent of sales compared to 8.1 percent of sales in the first nine months of 1996. For the third quarter and nine months of 1997, operating income increased from the prior year respective period primarily due to the increase in gross profit discussed previously.

INTEREST EXPENSE: Interest expense increased 39.3 percent and 37.3 percent from the third quarter and first nine months of 1996, respectively due to an increase in short-term borrowings, interest expense related to Rongshida Maytag, lower capitalized interest and interest expense associated with the Company's interest rate swap program. The interest rate swap interest expense is partially offset by mark to market unrealized gains which are reflected in Other-net in the Condensed Statement of Consolidated Income.

INCOME TAXES: The effective tax rate for the first nine months of 1997 was 36.2 percent compared to 39 percent in the first nine months of 1996. The decrease is due to savings from the Company's state and local tax initiatives, a lower effective tax rate for Rongshida Maytag as a result of its qualification for a tax holiday in China for the next several years, and a $2 million benefit resulting from the favorable resolution of certain issues with the Internal Revenue Service.

NET INCOME: Net income for the third quarter of 1997 was $49.3 million, or $.51 per share, compared to net income of $40.6 million, or $.40 per share in the third quarter of 1996 which reflected a $1.5 million after-tax charge for the early retirement of debt. Net income for the first nine months of 1997 was $131.6 million, or $1.35 per share, compared to net income of $101.1 million, or $.98 per share in the first nine months of 1996. Excluding the $24.4 million after-tax restructuring charge and the $1.5 extraordinary item for the early retirement of debt, income for the first nine months of 1996 would have been $127 million, or $1.24 per share. The increase in normalized earnings per share in the first nine months of 1997 compared to the same period in 1996 is due to the increase in net income and the effect of the Company's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on the Company's cash flows is presented in the Condensed Statements of Consolidated Cash Flows.

NET CASH PROVIDED BY OPERATING ACTIVITIES: Cash flow generated from operating activities consists of net income adjusted for certain non-cash items, changes in working capital, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization, the restructuring charge and deferred income taxes. Working capital consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
   Net cash provided by operating activities in the first nine months of 1997 increased from the first nine months of 1996 as a result of lower working capital requirements and from a $40 million pension fund contribution made in the first quarter of 1996.
   A portion of the Company's accounts receivable is concentrated among major national retailers, including Montgomery Ward. (See discussion of Montgomery Ward in "NOTE D--CONTINGENCIES" of the Notes to Condensed Consolidated Financial
Statements.)   The Company believes the loss of business with any of these national retailers and the impact on the Company's ongoing operations would be mitigated by increased sales to other customers.

TOTAL INVESTING ACTIVITIES: The Company continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
   Capital expenditures in the first nine months of 1997 were $161.2 million compared to $146.3 million in the same period in 1996. The higher capital spending is due to several major capital projects that the Company continues to implement. These projects include a new high efficiency clothes washer for both commercial and household use, a complete redesign of the Company's refrigerator product line, a newly designed line of upright floor care products and a
refrigeration products facility at Rongshida Maytag.   Planned capital
expenditures for 1997 including those for Rongshida Maytag are approximately

$245 million and primarily relate to the continuation of the projects described
above.   As a result of these major projects, approximately $4 million of capitalized interest is included in 1997 planned capital spending.

TOTAL FINANCING ACTIVITIES: Dividend payments for the first nine months of 1997 amounted to $46.8 million, or $.48 per share, compared to $43.3 million, or $.42 per share in the first nine months of 1996.
   In the second quarter of 1997, the Company's board of directors authorized an
additional repurchase of the Company's common stock.   This board action
authorizes the repurchase of up to 15 million additional shares over a non-specified period of time beyond the previous share repurchase authorizations of 5 million shares and 10.8 million shares. Under these authorizations which commenced in the fourth quarter of 1995, the Company has repurchased approximately 15.4 million shares at a cost of $343 million.
   Four million of the shares repurchased during the third quarter of 1997 are subject to a future contingent purchase price adjustment to be settled in the future based on the difference in the market price of the Company's common stock and other market conditions at the time of settlement compared to the market price of the Company's common stock and other market conditions as of August 20, 1997. The Company's objective in this transaction is to reduce the average price of repurchased shares.
   In connection with share repurchase program, the Company sold put options which gave the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options. The Company's objective in selling put options is to reduce the average price of repurchased shares. For the first nine months of 1997, the Company received $8.4 million in net proceeds from the sale of put options. As of September 30, 1997 there were
2.5 million put options outstanding with strike prices ranging from $28.75 to $33.65.
   In the third quarter of 1996, the Company invested approximately $35 million and committed additional investments of approximately $35 million for a 50.5 percent ownership in Rongshida Maytag, a manufacturer of appliances in China. The Company's joint venture partner also committed additional investments of approximately $35 million of which $19 million was contributed in the first nine months of 1997 and $8.6 million was contributed in the fourth quarter of 1996.
   In the third quarter of 1997, the Company and a wholly owned subsidiary of the Company contributed intellectual property and know-how with an appraised value of $100 million and other assets with a market value of $54 million to Anvil Technologies LLC ("LLC"), a newly formed Delaware limited liability company. An outside investor purchased from the Company a non-controlling, member interest in the LLC for $100 million. The Company's objective of this transaction was to raise low-cost, equity funds. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the LLC (other than those which are eliminated in consolidation) are included in the Company's consolidated financial results and the outside investors' member interest is reflected as minority interest in the Company's Condensed Statements of Consolidated Financial Condition.
   Any funding requirements for future investing and financing activities in excess of cash on hand and generated from future operations will be supplemented by borrowings. The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which the Company was in compliance with at September 30, 1997. The Company also maintains the ability to issue an aggregate of $125 million in medium term note securities under an effective shelf registration statement filed with the Securities and Exchange Commission.

CONTINGENCIES
The Company has contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in "NOTE D--CONTINGENCIES" of the Notes to Condensed Consolidated Financial Statements.)

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                               September 30, 1997

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        (27) Financial Data Schedule

(b)     Reports on Form 8-K

        The Company filed a Form 8-K dated August 25, 1997 indicating, under
        Item 5, that it had agreed to acquire G.S. Blodgett Corporation, a commercial cooking products manufacturer headquartered in Burlington, Vermont.

                               MAYTAG CORPORATION
                                   Signatures
                               September 30, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MAYTAG CORPORATION

                                        s/s  G. J. Pribanic
Date: November 12, 1997
                                        Gerald J. Pribanic
                                        Executive Vice President and
                                        Chief Financial Officer


                                        s/s  Steven H. Wood

                                        Steven H. Wood
                                        Vice President, Financial
                                        Reporting and Audit and Chief
                                        Accounting Officer