Form 10-K
period 1997-12-31
MAYTAG CORP
filed 1998-03-25
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 1997

     or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________________ to _______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on March 16, 1998 was $4,661,476,059. The number of shares outstanding of the registrant's common stock (par value $1.25) as of the close of business on March 16, 1998 was 95,010,977.

                       DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 14, 1998 have been incorporated by reference.

MAYTAG CORPORATION
1997 ANNUAL REPORT ON FORM 10-K CONTENTS

Item                                                                 Page



PART I:
 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

    Business - Home Appliances  . . . . . . . . . . . . . . . . . . .  3

    Business - Commercial Appliances  . . . . . . . . . . . . . . . .  4

 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

 3. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . .  6

 4. Submission of Matters to a Vote of Security Holders   . . . . . .  6

    Executive Officers of the Registrant  . . . . . . . . . . . . . .  6

PART II:

 5. Market for the Registrant's Common Equity and Related Stockholder

    Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

 6. Selected Financial Data   . . . . . . . . . . . . . . . . . . . .  8

 7. Management's Discussion and Analysis of Financial Condition and

    Results of Operations   . . . . . . . . . . . . . . . . . . . . .  9

 8. Financial Statements and Supplementary Data   . . . . . . . . . . 17

 9. Changes in and Disagreements with Accountants on Accounting and

    Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . 41

PART III:

10. Directors and Executive Officers of the Registrant  . . . . . . . 42

11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . 42

12. Security Ownership of Certain Beneficial Owners and Management  . 42

13. Certain Relationships and Related Transactions  . . . . . . . . . 42

PART IV:

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  42

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . 43

PART I

Item 1.   Business.

Maytag Corporation (the "Company") was organized as a Delaware corporation in 1925. The Company operates in two business segments: home appliances and commercial appliances. Financial and other information relating to industry segment and geographic data is included in Part II, Item 7, Pages 9-13, and Item 8, Pages 39 and 40.

HOME APPLIANCES

The home appliances segment represented 92.7 percent of consolidated net sales in 1997.

The Company, through its various business units, designs, manufactures, distributes, markets and services a broad line of home appliances including washers, dryers, dishwashers, refrigerators, cooking appliances and floor care products primarily under the Maytag, Hoover, Jenn-Air and Magic Chef brand names. The Company markets its home appliances primarily in the United States and targeted international markets. The Company's appliances are sold primarily to major national retailers, independent retail dealers and distributors.
Maytag International, Inc., the Company's international marketing subsidiary, administers the sale of home appliances and licensing of certain home appliance brands in markets outside the United States and Canada.

During the fourth quarter of 1997, the Company announced an agreement with Sears, Roebuck and Co. to begin selling the full line of Maytag brand major appliances through Sears stores throughout the U.S. The major appliances were available in all Sears full line and authorized dealers stores beginning in February 1998.

During the first quarter of 1996, the Company announced the restructuring of its major appliance operations in an effort to strengthen its position in the industry and to deliver improved performance to both customers and shareowners. This included the consolidation of two separate organizational units into a single operation responsible for all activities associated with the manufacture and distribution of the Company's brands of major appliances and the closing of a cooking products plant in Indianapolis, Indiana, with transfer of that production to an existing plant in Cleveland, Tennessee.

In 1996, the Company invested approximately $35 million and committed additional cash investments of approximately $35 million for a 50.5 percent ownership in Rongshida-Maytag, a manufacturer of home appliances in China. In 1995, the Company sold its home appliance operations in Europe ("European Operations").
In 1994, the Company sold its home appliance operations in Australia and New Zealand ("Australian Operations"). For more information regarding these acquisitions and divestitures, see Part II, Item 6, pages 8 and 9.

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

The Company is not dependent upon a single home appliance customer or a few customers. Therefore, the loss of any one customer would not have a significant adverse effect on its business.

The dollar amount of backlog orders of the Company is not considered significant for home appliances in relation to the total annual dollar volume of sales. Because it is the Company's practice to maintain a level of inventory sufficient to cover anticipated shipments and since orders are generally shipped upon receipt, a large backlog would be unusual.

The home appliance market is highly competitive with the two principal competitors being larger than the Company. Competitive pressures make price increases difficult to implement. The Company uses product innovation, brand image, product quality, customer service, advertising and warranty as its principal methods of competition.

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8, page 38.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a significant effect on capital expenditures, earnings or the Company's competitive position.

The Company has been identified as one of a group of potentially responsible parties by state and federal environmental protection agencies in remedial activities related to various "superfund" sites in the United States. The Company does not presently anticipate any significant adverse effect upon the Company's earnings or financial condition arising from resolution of these matters. Additional information regarding environmental remediation is included in Part II, Item 8, Page 38.

The Company is subject to changes in government mandated energy and environmental standards regarding appliances which may become effective over the next several years. The Company intends to be in compliance with these various standards, which affect the entire appliance industry, as they become effective.

The number of employees of the Company in the home appliances segment as of February 28, 1998 was 20,595.

COMMERCIAL APPLIANCES

The commercial appliances segment represented 7.3 percent of consolidated net sales in 1997.

The Company designs, manufactures, distributes, markets and services commercial appliances, including vending equipment and commercial cooking equipment, primarily under the Dixie-Narco, Blodgett and Pitco Frialator brand names. The Company markets its appliances primarily in the United States and targeted international markets. The Company's appliances are sold primarily to soft drink bottlers, distributors and food service providers.

In the fourth quarter of 1997, the Company acquired all of the outstanding shares of G.S. Blodgett Corporation, a manufacturer of commercial ovens, fryers and charbroilers for the food service industry, for $96.4 million. In connection with the purchase, the Company also incurred transaction costs of $4.2 million and retired debt of approximately $53.2 million. This business has annual sales of approximately $135 million. Additional information regarding this acquisition is included in Part II, Item 8, Page 26.

In the fourth quarter of 1995, the Company sold the business and assets of a vending equipment operation in Eastlake, Ohio ("Eastlake Operation"). The Eastlake Operation designed and manufactured currency validators and electronic components used in the gaming and vending industries. Dixie-Narco's headquarters and vending machine manufacturing facility in Williston, South Carolina, were not affected by this business disposition.

The Company uses steel as a basic raw material in its manufacturing processes in addition to purchased motors, compressors and other components. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The Company holds a number of patents which are important in the manufacture of its products. The Company also holds a numbers of trademark registrations of which the most important are DIXIE-NARCO, BLODGETT and PITCO FRIALATOR and the associated corporate symbols.

Commercial appliance sales, although stronger in the first six months of the year due to vending equipment sales, are considered by the Company to be essentially nonseasonal.

Within the commercial appliances segment, the Company's vending equipment sales are dependent upon a few major soft drink suppliers. Therefore, the loss of one or more of these customers could have a significant adverse effect on the commercial appliances segment. The Company uses brand image, product quality, product innovation, customer service, warranty and price as its principal methods of competition.

The dollar amount of backlog orders of the Company is not considered significant for commercial appliances in relation to the total annual dollar volume of sales. Because it is the Company's practice to maintain a level of inventory sufficient to cover shipments and since orders are generally shipped upon receipt, a large backlog would be unusual.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a significant effect on capital expenditures, earnings or the Company's competitive position.

The number of employees of the Company in the commercial appliances segment as of February 28, 1998 was 2,090.

Item 2.   Properties.

The Company's corporate headquarters are located in Newton, Iowa. Major offices and manufacturing facilities in the United States related to the home appliances segment are located in: Newton, Iowa; Galesburg, Illinois; Cleveland, Tennessee; Jackson, Tennessee; Milan, Tennessee; Herrin, Illinois; North Canton, Ohio; and El Paso, Texas. In addition to manufacturing facilities in the United States, the Company has three other North American manufacturing facilities, one in Canada and two in Mexico.

In 1996, the Company phased out production at its Indianapolis, Indiana cooking products facility and consolidated the manufacturing of all cooking products at its larger cooking products plant in Cleveland, Tennessee.

In 1996, the Company made investments to obtain a 50.5 percent ownership in a joint venture with a manufacturer of home appliances in China. In 1995, the Company sold its European Operations.

Major offices and manufacturing facilities in the United States related to the commercial appliances segment are located in: Williston, South Carolina; Burlington, Vermont; and Concord, New Hampshire. In 1995, the Company sold its Eastlake Operation.

In the fourth quarter of 1997, the Company acquired all of the outstanding shares of G.S. Blodgett Corporation, a manufacturer of commercial ovens, fryers and charbroilers for the food service industry.

The facilities for both the home appliances and commerical appliances segments are well maintained, suitably equipped and in good operating condition. The facilities used had sufficient capacity to meet production needs in 1997, and the Company expects that such capacity will be adequate for planned production in 1998. The Company's major capital projects and planned capital expenditures for 1998 are described in Part II, Item 7, Page 14.

The Company also owns or leases sales offices in many large metropolitan areas throughout the United States and Canada. Lease commitments are included in Part II, Item 8, Page 33.

Item 3.   Legal Proceedings.

The Company is involved in contractual disputes, environmental, administrative and legal proceedings and investigations of various types. Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, will not have a significant adverse effect on its consolidated financial position. The Company's contingent liabilities are discussed in Part II, Item 8, Page 39.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 1997 through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names of all executive officers of the Company, the offices held by them, the year they first became an executive officer of the Company and their ages:

                                                              First
                                                              Became
          Name          Office Held                         an Officer  Age

Leonard A. Hadley       Chairman and
                        Chief Executive Officer                1979      63

Lloyd D. Ward           President and Chief Operating
                        Officer                                1996      49

Gerald J. Pribanic      Executive Vice President and Chief
                        Financial Officer                      1996      54

William L. Beer         President, Maytag Appliances           1998      45

Robert W. Downing       President, Dixie-Narco, Inc.           1996      61

Keith G. Minton         President, The Hoover Company          1998      50

Edward H. Graham        Senior Vice President, General
                        Counsel and Assistant Secretary        1990      62

John M. Dupuy           Vice President, Strategic Planning     1996      41

Charles M. Peters       Vice President, Administration         1997      44

Jon O. Nicholas         Vice President, Human Resources        1993      58

David D. Urbani         Vice President and Treasurer           1995      52

Steven H. Wood          Vice President, Financial Reporting
                        and Audit                              1996      40

The executive officers were elected to serve in the indicated office until the organizational meeting of the Board of Directors following the annual meeting of shareholders on May 14, 1998 or until their successors are elected.

Each of the executive officers has served the Company in various executive or administrative positions for at least five years except for:

          Name                       Company/Position               Period

Lloyd D. Ward           PepsiCo, Inc. - President, Central
                        Division, Frito-Lay, Inc.                  1992-1996

John M. Dupuy           A. T. Kearney - Principal Consultant       1993-1995
                        Booz, Allen & Hamilton - Principal
                        Consultant                                 1985-1993

David D. Urbani         Air Products and Chemicals, Inc.
                        -    Assistant Treasurer                   1984-1994

Charles M. Peters       Amana Refrigeration - President            1988-1993
                        Breakthrough Inc. - Chairman & Chief
                        Executive Officer                          1994-1997

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

                                                                  Dividends
                          Sale Price of Common Shares             Per Share
                            1997                1996           1997      1996
Quarter                High      Low       High      Low
First                 $23 3/4   $19 3/4   $21 7/8   $18 5/8    $.16      $.14
Second                 27 3/4    20 1/8    22 7/8    18 3/4     .16       .14
Third                 34 5/16   26 3/16    21 1/2    17 1/2     .16       .14
Fourth                 37 1/2   30 7/16    21 1/4    18 7/8     .16       .14

The principal U.S. market in which the Company's common stock is traded is the New York Stock Exchange. As of March 16, 1998, the Company had 29,274 shareowners of record.

Item 6.   Selected Financial Data.

Dollars in thousands
except per share data       1997(1)   1996 (2)   1995 (3)    1994 (4)    1993(5)
Net sales               $3,407,911 $3,001,656 $3,039,524  $3,372,515 $2,987,054
Gross profit               936,288    821,443    788,908     876,450    724,112
 Percent to sales            27.5%      27.4%      26.0%       26.0%      24.2%
Operating profit        $  358,273 $  269,079 $  288,234  $  322,768    158,878
 Percent to sales            10.5%       9.0%       9.5%        9.6%       5.3%
Income (loss) from
continuing operations   $  183,490 $  137,977 $  (14,996) $  151,137 $   51,270
 Percent to sales             5.4%       4.6%       (.5%)       4.5%       1.7%
Basic earnings per
share                   $     1.90 $     1.36 $    (0.14) $     1.42 $     0.48
Diluted earnings per
share                         1.87       1.35      (0.14)       1.41       0.48
Dividends paid per
share                         0.64       0.56      0.515        0.50       0.50
Basic weighted-average
shares outstanding          96,565    101,727    106,734     106,485    106,123
Diluted weighted-
average shares
outstanding                 98,055    102,466    107,486     106,957    106,329
Working capital         $  368,079 $  334,948 $  543,431  $  595,703 $  406,181
Depreciation of
property, plant and
equipment                  127,497    101,912    102,572     110,044    102,459
Capital expenditures       229,561    219,902    152,914      84,136     99,300
Total assets             2,514,154  2,329,940  2,125,066   2,504,327  2,469,498
Long-term debt             549,524    488,537    536,579     663,205    724,695
Total debt to
capitalization               52.1%      51.2%      45.9%       50.7%      60.6%

(1) Net sales include $31.3 million of sales from the Company's acquisition of G.S. Blodgett Corporation, a commercial cooking equipment manufacturer in the fourth quarter of 1997. Excludes the extraordinary loss on the early retirement of debt.

(2) Net sales include $40.4 million of sales from the Company's acquisition of a 50.5 percent ownership in a joint venture of home appliances in China in the third quarter of 1996. Operating profit includes a $40 million charge for the restructuring of the Company's major home appliance business. The after-tax charge for this restructuring of $24.4 million is included in income (loss) from continuing operations. Excludes the extraordinary loss on the early retirement of debt.

(3) Net sales include $181.2 million made by the Company's European Operations which was sold effective June 30, 1995. Income (loss) from continuing operations includes a $135.4 million after-tax loss on the sale of the Company's European Operations, a $9.9 million after-tax charge to settle a lawsuit relating to the closing of the former Dixie-Narco plant in Ranson, West Virginia, a $3.6 million after-tax loss on the sale of the Eastlake Operation and a $10.8 million after-tax loss arising from a guarantee of indebtedness relating to the sale of one its manufacturing plants in 1992. Excludes the extraordinary loss on the early retirement of debt.

(4) Net sales include $399 million made by the Company's European Operations which was sold effective June 30, 1995 and $142 million made by the Company's Australian Operations which was sold effective December 31, 1994. Income (loss) from continuing operations includes a $20 million one-time tax benefit associated with European operating losses and reorganization costs and a $16.4 million after-tax loss from the sale of the Company's Australian Operations. Excludes the cumulative effect of an accounting change.

(5) Net sales include $390.8 million made by the Company's European Operations which was sold effective June 30, 1995 and $127.9 million made by the Company's Australian Operations which was sold effective December 31, 1994. Operating profit includes $60.4 million in charges ($50 million in a special charge) for costs associated with two Hoover Europe "free flights" promotion programs. The $30 million after-tax charge for the $50 million special charge is included in income (loss) from continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 1997 with 1996

The Company operates in two business segments, home appliances and commercial appliances. Operations of the home appliances segment represented 92.7 percent of consolidated net sales in 1997 and 94.6 percent of consolidated net sales in 1996. (See "Industry Segment and Geographic Information" section of the Notes to Consolidated Financial Statements for financial information related to these business segments.)

Net Sales: The Company's consolidated net sales for 1997 increased 13.5 percent compared to 1996. Net sales in 1997 included a full year of sales of the Company's joint venture in China ("Rongshida-Maytag") compared to four months of sales included in 1996 when the Company entered into the joint venture. In addition, net sales in 1997 included three months of sales of G. S. Blodgett Corporation ("Blodgett"), a manufacturer of commercial cooking equipment, which was acquired by the Company on October 1, 1997. (See discussion of these investments in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.) Excluding the impact of these acquisitions, the Company's net sales increased 9.9 percent in 1997 compared to 1996.
     Net sales of the North American home appliances segment, which includes major appliances and floor care products, set new records with an 8.5 percent increase from 1996. Net sales of major appliances were up from the previous year primarily due to the introduction of a newly designed line of Maytag

Neptune laundry products, the redesigned line of Maytag top-mount refrigerators, strong sales of Performa by Maytag laundry products and an increase in sales of exports of major appliances partially offset by a decrease in private label sales. Net sales of floor care products were up from 1996 primarily due to the introduction of a newly designed line of Hoover upright vacuum cleaners and new models of Hoover upright deep carpet cleaners.
     In December 1997, the Company announced an agreement with Sears, Roebuck and Co. to begin selling the full line of Maytag brand major appliances through Sears stores throughout the U.S. The major appliances were available in all Sears full line and authorized dealers stores beginning in February 1998. While the benefits from this agreement did not have a significant impact on 1997 results, the Company expects 1998 results to be positively impacted by the anticipated incremental sales and production volume.
     Net sales of commercial appliances were up 53.7 percent from 1996. Excluding the impact from the acquisition of Blodgett, net sales increased 34.4 percent from 1996. The increase in sales was driven by a significant increase in domestic vender sales partially offset by a decrease in export vender sales and glass front merchandiser sales. The increase in domestic vender sales is due to the introduction of a new extended depth vender in addition to depressed sales volume in 1996 resulting from product transition difficulties.

Gross Profit: The Company's consolidated gross profit as a percent of sales increased to 27.5 percent of sales in 1997 from 27.4 percent of sales in 1996.
     In 1997, gross margins increased in the North American home appliances segment primarily due to favorable brand and product sales mix and manufacturing cost savings resulting from the 1996 restructuring of the Company's major appliance operations. (See discussion of the restructuring in "Restructuring Charge" section of this Management's Discussion and Analysis.) These increases in gross margins were partially offset by production start-up costs associated with the Company's redesigned line of top-mount refrigerators and an increase in distribution costs related to the transition to regional distribution centers.
     During the second half of 1998, Rongshida-Maytag plans to begin production of a newly designed line of refrigerators for home use. Production start-up costs associated with the refrigerators may negatively impact the results of Rongshida-Maytag in 1998.
     Commercial appliances gross margins increased in 1997 compared to 1996 due to the increase in production volume from the increase in net sales and the additional manufacturing start-up costs associated with the new Dixie-Narco extended depth vender incurred in 1996.
     The Company expects raw material prices in 1998 to be approximately the same as 1997 levels.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 17 percent of sales in 1997 compared to 17.1 percent of sales in 1996. The decrease was driven by the operating leverage obtained on fixed expenses with the increase in sales in 1997 partially offset by additional advertising and sales promotion expenses to support new product introductions and from an increase in the provision for doubtful accounts.
(See discussion of concentration of accounts receivable in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

Restructuring Charge: During the first quarter of 1996, the Company recorded a restructuring charge of $40 million, or $24.4 million after-tax, primarily related to the costs associated with the consolidation of activities and facilities related to the manufacture of cooking products and consolidation of activities of two separate major appliance organizational units. (See discussion of the restructuring in "Restructuring Charge" section of the Notes to Consolidated Financial Statements.)

     The Company incurred $10.5 million of additional restructuring costs during 1996, not included in the restructuring charge, which were charged to operations as incurred.

Operating Income: The Company's consolidated operating income for 1997 was 10.5 percent of sales compared to 9 percent of sales in 1996. However, excluding the $40 million restructuring charge, operating income in 1996 was 10.3 percent of sales.
     Excluding the $40 million restructuring charge recorded in 1996, operating income for the North American home appliances segment was 11 percent higher in 1997 than 1996. Operating income for 1997 was 11.6 percent of sales compared to
11.3 percent of sales in 1996. The increase in operating margin is primarily due to the increase in gross profit margins discussed previously.
     Commercial appliances operating income increased to 7.8 percent of sales in 1997 compared to 6.6 percent of sales in 1996. Operating income increased from the previous year primarily due to the increase in gross profit discussed previously.

Interest Expense: Interest expense increased 37.2 percent from 1996 due to an increase in short-term borrowings, interest expense related to Rongshida-Maytag, lower capitalized interest and interest expense associated with the Company's interest rate swap program. The interest rate swap interest expense is partially offset by marked to market unrealized gains which are reflected in Other-net in the Statements of Consolidated Income (Loss).

Income Taxes: The effective tax rate for 1997 was 36.5 percent compared to 39 percent in 1996. The decrease is primarily due to savings from the Company's state and local tax initiatives and a lower tax rate for Rongshida-Maytag as a result of its qualification for a tax holiday in China in 1997.

Extraordinary Item: In 1997, the Company made early retirements of debt totaling $61.8 million at an after-tax cost of $3.2 million. In 1996 the Company made early retirements of debt totaling $17.5 million at an after-tax cost of $1.5 million.

Net Income: Net income for 1997 was $180.3 million, or $1.84 diluted earnings per share, compared to net income of $136.4 million, or $1.33 diluted earnings per share in 1996. Net income and diluted earnings per share were impacted by special charges in both years. Special charges in 1997 included the $3.2 million after-tax charge for the early retirement of debt. Special charges in 1996 included the $24.4 million after-tax restructuring charge and the $1.5 million after-tax charge for the early retirement of debt.
     Excluding these special charges in both years, income for 1997 would have been $183.5 million, or $1.87 diluted earnings per share, compared to $162.4 million, or $1.58 diluted earnings per share for 1996. The increase in income is primarily due to the increase in operating income partially offset by the increase in interest expense. The increase in diluted earnings per share in 1997 compared to 1996, excluding special charges, was due to the increase in income and the positive impact of $0.12 per share from the Company's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

Comparison of 1996 with 1995

Operations of the home appliances segment represented 94.6 percent of consolidated net sales in 1996 and 93.6 percent of consolidated net sales in 1995.

Net Sales: The Company's consolidated net sales decreased 1.2 percent in 1996 compared to 1995. Net sales in 1996 included four months of sales of Rongshida-Maytag. Net sales in 1995 included six months of sales of the Company's home appliance operations in Europe ("European Operations") which were sold effective June 30, 1995. Excluding the impact of Rongshida-Maytag and the European Operations, the Company's net sales increased 3.6 percent in 1996 compared to 1995.
     Net sales of the North American home appliances segment, which includes major appliances and floor care products, increased 5.1 percent from 1995. Net sales of floor care products increased over the prior year primarily due to increased sales of new floor care products as well as increased sales of existing products. Net sales by the Company of major appliances were approximately the same as the previous year.
     Commercial appliances sales were down 16.6 percent in 1996 from 1995. Net sales decreased 9.4 percent compared to 1995 after excluding sales in 1995 made by a vending equipment operation in Ohio ("Eastlake Operation") sold in December 1995. The decrease in sales was a result of the inability to produce sufficient volume of Dixie-Narco brand flexible style venders. In addition to this decline in domestic vender sales, export sales of glass front merchandisers were down from the previous year primarily due to the loss of one customer.

Gross Profit: The Company's consolidated gross profit as a percent of sales in 1996 increased to 27.4 percent of sales from 26.0 percent of sales in 1995. The increase in gross margin performance is due to the divestiture of the lower margin European Operations in 1995 as well as the factors described below.
     Gross margins increased in the North American home appliances segment primarily as a result of lower raw material prices and more favorable brand and product sales mix. These improvements were partially offset by an increase in distribution costs related to a transition to regional distribution centers. Commercial appliances gross margins decreased due to lower production volumes and an increase in manufacturing costs associated with the production of the newly designed flexible style venders discussed previously.
     The lower raw material prices the Company experienced in 1996 compared to 1995 resulted in approximately $17 million of additional gross profit for the year.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses increased to 17.1 percent of sales in 1996 from 16.5 percent of sales in 1995. The increase is primarily due to an increase in advertising and sales promotion spending related to new product introductions and to respond to competitive market conditions.

Restructuring Charge: (See discussion of the restructuring in "Comparison of 1997 with 1996" section of this Management's Discussion and Analysis.)

Operating Income: The Company's consolidated operating income for 1996 was 9.0 percent of sales compared to 9.5 percent of sales in 1995. However, excluding the $40 million restructuring charge, operating income in 1996 was 10.3 percent of sales. This is consistent with operating income for 1995 of 10.3 percent of sales excluding the European Operations.
     Operating income for the North American home appliances segment in 1996, excluding the $40 million restructuring charge, increased 4.6 percent from 1995.

Operating income as a percent of sales was 11.3 percent in 1996 which is approximately the same as the 11.4 percent realized in 1995. Commercial appliances operating income decreased 54.3 percent in 1996 compared to 1995. The decrease in operating income is due to the decrease in gross profit discussed previously.

Interest Expense: Interest expense decreased 17.4 percent from 1995 primarily as a result of the debt reduction during 1995 and over $6 million of higher capitalized interest related to capital spending in 1996 compared to 1995.

Income Taxes: The effective tax rate for 1996 was 39 percent compared to 40 percent in 1995, excluding amounts relating to the loss on the sale of the European Operations. This decrease is primarily due to the realization of capital gains and the related adjustments to the valuation allowances recorded against deferred tax assets.

Extraordinary Item: In 1996, the Company made early retirements of totaling $17.5 million at an after-tax cost of $1.5 million. In 1995 the Company made early retirements of debt totaling $116.5 million at an after-tax cost of $5.5 million.

Net Income (Loss): Net income for 1996 was $136.4 million, or $1.33 diluted earnings per share, compared to a net loss of $20.5 million, or $0.19 diluted loss per share in 1995. The increase in net income is primarily due to the amount of special items charged to income in 1995 compared to 1996. Special items in 1995 totaled $165.2 million after-tax compared to $25.9 million after-tax in 1996. Special items in 1995 included a $135.4 million after-tax loss on the sale of the European Operations, a $3.6 million after-tax loss on the sale of the Eastlake Operation, a $9.9 million after-tax charge related to a vending equipment plant closing settlement, a $10.8 million after-tax charge arising from a guarantee of indebtedness relating to the sale of one of the Company's manufacturing facilities in 1992 and the $5.5 million extraordinary item from the early retirement of debt. Special items in 1996 included the $24.4 million after-tax restructuring charge and the $1.5 million extraordinary item from the early retirement of debt.
     Excluding special items in both years, income for 1996 would have been $162.4 million, or $1.58 diluted earnings per share, compared to income for 1995 of $144.7 million, or $1.35 diluted earnings per share. This increase is primarily due to an increase in operating income, lower interest expense and the lower effective tax rate. In addition, earnings per share in 1996 was positively impacted by $0.10 per share from the Company's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on the Company's cash flows is presented in the Statements of Consolidated Cash Flows.

Net Cash Provided by Operating Activities: Cash flow generated from operating activities consists of net income (loss) adjusted for certain non-cash items, changes in working capital, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities in 1997 increased from 1996 as a result of an increase in net income and depreciation and amortization, lower working capital requirements and a $40 million pension fund contribution made in the first quarter of 1996.
      A portion of the Company's accounts receivable is concentrated among major national retailers, including Montgomery Ward. (See discussion of Montgomery Ward and the allowance for doubtful accounts in "Contingencies and Disclosure of Certain Risks and Uncertainties" section of the Notes to Consolidated Financial Statements.) The Company believes the loss of business with any of these national retailers and the impact on the Company's ongoing operations would be mitigated by increased sales to other customers.

Total Investing Activities: The Company continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     Capital expenditures in 1997 were $229.6 million compared to $219.9 million in 1996. The higher capital spending is due to several major capital projects. These projects include a newly designed line of washers for both home and commercial use, a complete redesign of the Company's refrigerator product line, a newly designed line of upright vacuum cleaners and a refrigeration products facility at Rongshida-Maytag. Planned capital expenditures for 1998, including those for Rongshida-Maytag, are approximately $190 million.
     On October 1, 1997, the Company acquired all of the outstanding shares of Blodgett, a manufacturer of commercial ovens, fryers and charbroilers for the food service industry, for $96.4 million. In connection with the purchase, the Company also incurred transaction costs of $4.2 million and retired debt of approximately $53.2 million. As a result, the total cost of business acquired was $148.3 million, net of cash acquired of $5.5 million. The Company funded this acquisition through cash provided by operating activities and borrowings. The results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.
     In 1996, the Company invested approximately $35 million and committed additional cash investments of approximately $35 million for a 50.5 percent ownership in Rongshida-Maytag, a manufacturer of major home appliances in China. The Company's joint venture partner also committed additional cash investments of approximately $35 million, of which $19 million was contributed in 1997 and $8.6 million was contributed in 1996. The results of this majority-owned joint venture in China have been included in the consolidated financial statements since the date the Company entered into the joint venture.

Total Financing Activities: Dividend payments on the Company's common stock in 1997 amounted to $61.7 million, or $.64 per share, compared to $57.2 million, or $.56 per share in 1996.
     In the second quarter of 1997, the Company's board of directors authorized the repurchase of up to 15 million additional shares beyond the previous share repurchase authorizations of 5 million shares and 10.8 million shares. Under these authorizations, the Company has repurchased approximately 15.8 million shares at a cost of $357 million. The Company's planned share repurchases for 1998 are approximately 4 million shares.
     Four million of the shares repurchased by the Company in 1997 are subject to a future contingent purchase price adjustment to be settled based on the difference in the market price of the Company's common stock at the time of settlement compared to the market price of the Company's common stock as of August 20, 1997. The forward stock purchase contract allows the Company to determine the method of settlement. The Company's objective in this transaction is to reduce the average price of repurchased shares. As of December 31, 1997, the cost to settle the transaction would be approximately $53 million.
     In connection with the share repurchase program, the Company sold put options which gave the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options.

The put option contracts allow the Company to determine the method of settlement. The Company's objective in selling put options is to reduce the average price of repurchased shares. In 1997, the Company received $9.9 million in net proceeds from the sale of put options. As of December 31, 1997, there were 2.8 million put options outstanding with strike prices ranging from $28.75 to $33.65 (the weighted-average strike price was $32.33).
     In the third quarter of 1997, the Company and a wholly-owned subsidiary of the Company contributed intellectual property and know-how with an appraised value of $100 million and other assets with a market value of $54 million to Anvil Technologies LLC ("LLC"), a newly formed Delaware limited liability company. An outside investor purchased from the Company a non-controlling, member interest in the LLC for $100 million. The Company's objective in this transaction was to raise low-cost, equity funds. For financial reporting purposes, the results of the LLC (other than those which are eliminated in consolidation) are included in the Company's consolidated financial statements. The outside investor's noncontrolling interest is reflected in Minority interest in the Statements of Consolidated Financial Condition and the income attributable to the noncontrolling interest is reflected in Minority interest in the Statements of Consolidated Income (Loss).
     As discussed previously, the Company made early retirements of debt totaling $61.8 million. During 1997 the Company issued a $75 million medium-term note maturing in 2009 which has an initial interest rate through February 1998 of 4.91 percent. The Company also issued $49.3 million of 5.13 percent employee stock ownership plan notes.
     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which the Company was in compliance with at December 31, 1997. The Company also maintains the ability to issue an aggregate of $125 million in medium-term note securities under an effective shelf registration statement filed with the Securities and Exchange Commission.

Year 2000
The Company uses computer information systems in conducting business, some of which do not properly address the year 2000. As a result of using two digits rather than four to define the applicable year, some programs that work with dates may incorrectly identify a date using "00" as the year 1900 rather than the year 2000. The computer systems used by the Company include both internally developed applications as well as software purchased from third parties. The Company made an assessment of the computer systems in use to determine the requirements to convert or replace such systems which do not properly address the year 2000.
     In the case of third party software, the Company incurs annual maintenance costs which enable it to obtain new software releases from the software vendors which address the year 2000. The Company is currently in the process of implementing the year 2000 compliant releases of third party software. In the case of internally developed software, the Company is replacing and converting systems which do not properly address the year 2000. The Company believes this effort will be completed in sufficient time to replace the existing systems.
All costs associated with this internal conversion effort are being expensed as incurred and are not material to the performance of the Company.
     In addition, the Company s operations could be impacted by its customers' or suppliers' year 2000 efforts. The Company has undertaken an initiative to assess the efforts of organizations where there is a significant business relationship; however there is no assurance that the Company will not be affected by year 2000 problems of other organizations.

Contingencies
The Company has contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in "Contingencies and Disclosure of Certain Risks and Uncertainties" section of the Notes to Consolidated Financial Statements.)

Forward-Looking Statements
This Management's Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which the Company competes, including changes in economic conditions in the geographic areas where the Company's operations exist or products are sold; timing and start-up of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; the cost and availability of raw materials and purchased components; progress on capital projects; the impact of business acquisitions or dispositions; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors. These forward-looking statements are identified by their use of terms and phrases such as "expects," "plans," or "may impact."

Subsequent Event
In February 1998, the Company's Board of Directors approved a new Shareholder Rights Plan effective May 2, 1998 which has the same principal features as the Shareholder Rights Plan approved in 1988 except the purchase price of each one one-hundredth of a share of preferred stock of the Company is $165. The new Rights will be issued on May 2, 1998 and expire May 2, 2008. (See discussion of the Shareholder Rights Plan approved in 1988 in "Shareowners' Equity" section of the Notes to Consolidated Financial Statements.)

Item 8.   Financial Statements and Supplementary Data.
                                                                   Page

        Report of Independent Auditors  . . . . . . . . . . . . . .  18

        Statements of Consolidated Income (Loss)--Years Ended
          December 31, 1997, 1996, and 1995 . . . . . . . . . . . .  19

        Statements of Consolidated Financial Condition--
          December 31, 1997 and 1996  . . . . . . . . . . . . . . .  20

        Statements of Consolidated Shareowners' Equity--Years Ended
          December 31, 1997, 1996 and 1995  . . . . . . . . . . . .  22

        Statements of Consolidated Cash Flows--Years Ended
          December 31, 1997, 1996 and 1995  . . . . . . . . . . . .  23

        Notes to Consolidated Financial Statements  . . . . . . . .  24

        Quarterly Results of Operations--Years 1997 and 1996  . . .  41

                         Report of Independent Auditors



Shareowners and Board of Directors
Maytag Corporation

We have audited the accompanying statements of consolidated financial condition of Maytag Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income (loss), shareowners' equity and cash flows for each of three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP



Chicago, Illinois
February 3, 1998

Statements of Consolidated Income (Loss)


                                                   Year Ended December 31
In thousands except per share data             1997         1996         1995
Net sales                                 $3,407,911   $3,001,656   $3,039,524
Cost of sales                              2,471,623    2,180,213    2,250,616
   Gross profit                              936,288      821,443      788,908
Selling, general and administrative
expenses                                     578,015      512,364      500,674
Restructuring charge                                       40,000
   Operating income                          358,273      269,079      288,234
Interest expense                             (58,995)     (43,006)     (52,087)
Loss on business dispositions                                         (146,785)
Settlement of lawsuit                                                  (16,500)
Loss on guarantee of indebtedness                                      (18,000)
Other--net                                     1,277        2,164        4,942
   Income before income taxes, minority
   interest and extraordinary item           300,555      228,237       59,804
Income taxes                                 109,800       89,000       74,800
   Income (loss) before minority interest
   and extraordinary item                    190,755      139,237      (14,996)
Minority interest                             (7,265)      (1,260)
   Income (loss) before extraordinary
   item                                      183,490      137,977      (14,996)
Extraordinary item - loss on early
retirement of debt                            (3,200)      (1,548)      (5,480)
   Net income (loss)                       $ 180,290    $ 136,429    $ (20,476)


Basic earnings (loss) per common share:
   Income (loss) before extraordinary
   item                                     $    1.90    $    1.36    $   (0.14)
   Extraordinary item - loss on early
   retirement of debt                       $   (0.03)   $   (0.02)   $   (0.05)
   Net income (loss)                        $    1.87    $    1.34    $   (0.19)

Diluted earnings (loss) per common share:
   Income (loss) before extraordinary
   item                                     $    1.87    $    1.35    $   (0.14)
   Extraordinary item - loss on early
   retirement of debt                       $   (0.03)   $   (0.02)   $   (0.05)
   Net income (loss)                        $    1.84    $    1.33    $   (0.19)

See notes to consolidated financial statements.

Statements of Consolidated Financial Condition


                                                              December 31
In thousands except share data                              1997        1996
Assets

Current assets
Cash and cash equivalents                               $   27,991  $   27,543
Accounts receivable, less allowance for doubtful
accounts (1997--$36,386; 1996--$13,790)                    473,741     462,882
Inventories                                                350,209     327,136
Deferred income taxes                                       46,073      30,266
Other current assets                                        36,703      57,132
   Total current assets                                    934,717     904,959


Noncurrent assets
Deferred income taxes                                      118,931     131,159
Pension investments                                          2,160       1,441
Intangible pension asset                                    33,819      70,511
Other intangibles, less allowance for amortization
(1997--$85,071; 1996--$74,375)                             433,595     322,436
Other noncurrent assets                                     49,660      47,549
   Total noncurrent assets                                 638,165     573,096


Property, plant and equipment
Land                                                        19,597      20,734
Buildings and improvements                                 309,960     296,786
Machinery and equipment                                  1,427,276   1,253,803
Construction in progress                                    59,376      84,323
                                                         1,816,209   1,655,646
Less allowance for depreciation                            874,937     803,761
   Total property, plant and equipment                     941,272     851,885
   Total assets                                         $2,514,154  $2,329,940

                                                              December 31
In thousands except share data                              1997        1996
Liabilities and Shareowners' Equity

Current liabilities
Notes payable                                           $  112,843   $  55,489
Accounts payable                                           221,417     206,397
Compensation to employees                                   62,758      64,104
Accrued liabilities                                        161,344     180,726
Income taxes payable                                                     4,209
Current maturities of long-term debt                         8,276      59,086
   Total current liabilities                               566,638     570,011


Noncurrent liabilities
Deferred income taxes                                       23,666      27,012
Long-term debt                                             549,524     488,537
Postretirement benefits other than pensions                454,390     447,415
Pension liability                                           31,308      50,377
Other noncurrent liabilities                                99,096     102,621
   Total noncurrent liabilities                          1,157,984   1,115,962

Minority interest                                          173,723      69,977

Shareowners' equity
Preferred stock:
   Authorized--24,000,000 shares (par value $1.00)
   Issued--none
Common stock:
   Authorized--200,000,000 shares (par value $1.25)
   Issued--117,150,593 shares, including shares in
   treasury                                                146,438     146,438
Additional paid-in capital                                 494,646     471,158
Retained earnings                                          542,118     423,552
Cost of common stock in treasury (1997--22,465,256
shares; 1996--19,106,012 shares)                          (508,115)   (405,035)
Employee stock plans                                       (48,416)    (55,204)
Minimum pension liability adjustment                                      (107)
Unrealized loss on securities                               (3,605)
Foreign currency translation                                (7,257)     (6,812)
   Total shareowners' equity                               615,809     573,990
   Total liabilities and shareowners' equity            $2,514,154  $2,329,940

See notes to consolidated financial statements.

Statements of Consolidated Shareowners' Equity


                                                         December 31
 In thousands                                  1997         1996        1995
 Common stock
 Balance at beginning of period           $   146,438  $   146,438  $  146,438
    Balance at end of period                  146,438      146,438     146,438
 Additional paid-in capital
 Balance at beginning of period               471,158      472,602     477,153
 Stock issued under stock option plans         (7,375)      (2,324)     (2,301)
 Stock issued under restricted stock
 awards, net                                      (86)        (176)       (867)
 Conversion of subordinated debentures                                  (1,941)
 Additional ESOP shares issued                   (139)        (264)       (629)
 Tax benefit of ESOP dividends and stock
 options                                        6,640        1,320       1,187
 Forward stock purchase contract premium       14,592
 Put option premiums                            9,856
    Balance at end of period                  494,646      471,158     472,602
 Retained earnings
 Balance at beginning of period               423,552      344,346     420,174
 Net income (loss)                            180,290      136,429     (20,476)
 Dividends on common stock                    (61,724)     (57,223)    (55,352)
    Balance at end of period                  542,118      423,552     344,346
 Treasury stock
 Balance at beginning of period              (405,035)    (255,663)   (218,745)
 Purchase of common stock for treasury       (138,051)    (164,439)    (54,775)
 Stock issued under stock option plans         29,309        8,435       7,295
 Stock issued under restricted stock
 awards, net                                    3,212        3,951       2,305
 Conversion of subordinated debentures                                   6,071
 Additional ESOP shares issued                  2,450        2,681       2,186
    Balance at end of period                 (508,115)    (405,035)   (255,663)
 Employee stock plans
 Balance at beginning of period               (55,204)     (57,319)    (60,816)
 Stock issued under restricted stock
 awards, net                                        7          310       1,776
 ESOP shares allocated                          6,781        1,805       1,721
    Balance at end of period                  (48,416)     (55,204)    (57,319)
 Minimum pension liability adjustment
 Balance at beginning of period                  (107)      (5,656)
 Adjustment for the period                        107        5,549      (5,656)
    Balance at end of period                                  (107)     (5,656)
 Unrealized loss on securities
 Balance at beginning of period
 Adjustment for the period                     (3,605)
    Balance at end of period                   (3,605)
 Foreign currency translation
 Balance at beginning of period                (6,812)      (7,397)    (32,492)
 Translation adjustments related to
 business disposition                                                   19,887
 Translation adjustment                          (445)         585       5,208
    Balance at end of period                   (7,257)      (6,812)     (7,397)
    Total shareowners' equity             $   615,809  $   573,990  $  637,351

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
                                                   Year Ended December 31
In thousands                                   1997         1996         1995
Operating activities
Net income (loss)                           $ 180,290    $ 136,429    $ (20,476)
Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
   Extraordinary item - loss on early
   retirement of debt                           3,200        1,548        5,480
   Minority interest                            7,265        1,260
   Loss on business dispositions                                        146,785
   Depreciation and amortization              138,163      111,279      111,861
   Deferred income taxes                       (7,956)     (15,341)     (42,036)
   Changes in working capital items
   exclusive of business acquisitions and
   dispositions:
        Accounts receivable                     4,631      (14,234)      60,156
        Inventories                            (5,393)     (41,158)      13,248
        Other current assets                    2,281       15,124        5,548
        Other current liabilities               4,047       37,899       11,703
        Restructuring charges, net of
        cash expenditures                      (4,869)      26,735         (903)
   Pension assets and liabilities              18,124      (12,129)      17,735
   Postretirement benefits                      5,952       18,937       15,702
   Other--net                                  11,930       (1,456)       6,820
        Net cash provided by operating
        activities                            357,665      264,893      331,623
Investing activities
Capital expenditures                         (229,561)    (219,902)    (152,914)
Investment in securities                      (10,015)
Business acquisitions, net of cash
acquired                                     (148,283)     (29,625)
Proceeds from business dispositions, net
of cash sold                                                            148,497
        Total investing activities           (387,859)    (249,527)      (4,417)
Financing activities
Proceeds from issuance of notes payable        60,493       34,094       18,921
Repayment of notes payable                     (3,142)                  (48,729)
Proceeds from issuance of long-term debt      133,015       26,536
Repayment of long-term debt                  (124,123)     (20,500)    (163,609)
Debt repurchase premiums                       (3,200)      (1,548)      (5,480)
Stock repurchases                            (138,051)    (164,439)     (54,775)
Stock options exercised and other common
stock transactions                             52,308        6,795        9,722
Dividends                                     (65,243)     (57,223)     (55,352)
Proceeds from sale of LLC member interest
                                              100,000
Investment by joint venture partner            18,975        8,625
Proceeds from interest rate swaps                           38,038
        Total financing activities             31,032     (129,622)    (299,302)
Effect of exchange rates on cash                 (390)         585        2,907
        Increase (decrease) in cash and
        cash equivalents                          448     (113,671)      30,811
Cash and cash equivalents at beginning of
year                                           27,543      141,214      110,403
Cash and cash equivalents at end of year    $  27,991    $  27,543    $ 141,214
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies
Organization:
   Home Appliances - The Company designs, manufactures, distributes, markets and services a broad line of home appliances, including washers, dryers, dishwashers, refrigerators, cooking appliances and floor care products, primarily under the Maytag, Hoover, Jenn-Air and Magic Chef brand names. The Company markets its appliances primarily in the United States and targeted international markets. The Company's appliances are sold primarily to major national retailers, independent retail dealers and distributors.
   Commercial Appliances - The Company designs, manufactures, distributes, markets and services commercial appliances, including vending equipment and commercial cooking equipment, primarily under the Dixie-Narco, Blodgett and Pitco Frialator brand names. The Company markets its appliances primarily in the United States and targeted international markets. The Company's appliances are sold primarily to soft drink bottlers, distributors and food service providers.

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

Concentration of Credit Risk: Financial instruments which subject the Company to concentrations of credit risk consist primarily of accounts receivable from customers. The majority of the Company s sales are derived from the home appliances business segment which sells predominantly to retailers. These retail customers range from major national retailers to smaller regional or local retailers. In some instances, the Company retains a security interest in the product sold to customers. While the Company has experienced losses in collection of accounts receivables due to business failures in the retail environment, the assessed credit risk for existing accounts receivable is provided for in the allowance for doubtful accounts.

Inventories: Inventories are stated at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 86 percent and 91 percent of the Company's inventories at December 31, 1997 and 1996, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method.

Income Taxes: Income taxes are accounted for using the asset and liability approach. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

Intangibles: Intangibles principally represent goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired. Goodwill is amortized over 40 years using the straight-line method and the carrying value is reviewed for impairment annually. If this review indicates that goodwill will not be recoverable based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced.

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

Environmental Expenditures: The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Revenue Recognition and Product Warranty Costs: Revenue from sales of products is generally recognized upon shipment to customers. Estimated product warranty costs are recorded at the time of sale and periodically adjusted to reflect actual experience.

Advertising and Sales Promotion: All costs associated with advertising and promoting products are expensed in the period incurred.

Financial Instruments: The Company enters into forward foreign exchange contracts to hedge exposures related to foreign currency transactions. Gains and losses on hedges of firm identifiable commitments are recognized in the same period in which the underlying transaction is recorded. Gains and losses on other contracts are marked to market each period, and the gains and losses are included in income.
   The Company has interest rate swap contracts outstanding which it marks to market each period with the gains and losses included in income.

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

Earnings (Loss) Per Common Share: In 1997, the Company adopted FASB Statement No. 128, "Earnings Per Share," requiring dual presentation of basic and diluted earnings (loss) per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. All EPS amounts for all periods have been presented, and where necessary, restated to conform to Statement 128 requirements.

Business Acquisition
On October 1, 1997, the Company acquired all of the outstanding shares of G. S. Blodgett Corporation, a manufacturer of commercial ovens, fryers and charbroilers for the food service industry, for $96.4 million. In connection with the purchase, the Company also incurred transaction costs of $4.2 million and retired debt of approximately $53.2 million. As a result, the total cost of business acquired was $148.3 million, net of cash acquired of $5.5 million. The Company funded this acquisition through cash provided by operating activities and borrowings. This business, which has annual sales of approximately $135 million, produces and markets commercial cooking equipment primarily under the Blodgett and Pitco Frialator brands. This acquisition has been accounted for as a purchase, and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $120 million and has been recorded as Other intangibles (goodwill) in the Statements of Consolidated Financial Condition, and is being amortized on a straight-line basis over 40 years.
   Assuming this acquisition had occurred January 1, 1996, consolidated net sales would have been $3.5 billion for 1997 and $3.1 billion for 1996. Consolidated pro forma income and earnings per share would not have been materially different from the reported amounts for 1997 and 1996. Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1996.

Business Dispositions
In the second quarter of 1995, the Company sold its home appliance operations in Europe ("European Operations") for $164.3 million in cash. The proceeds from disposition were $148.5 million, net of cash sold of $15.8 million. The pretax loss from the sale was $140.8 million and resulted in an after-tax loss of $135.4 million. In the fourth quarter of 1995, the Company sold the business and assets of a vending equipment operation in Eastlake, Ohio ("Eastlake Operations"). The pretax loss from the sale was $6 million and resulted in an after-tax loss of $3.6 million. See Industry Segment and Geographic Information for financial information related to these businesses.

Restructuring Charge
During the first quarter of 1996, the Company announced the restructuring of its major appliance operations in an effort to strengthen its position in the industry and to deliver improved performance to both customers and shareowners. This included the consolidation of two separate organizational units into a single operation responsible for all activities associated with the manufacture and distribution of the Company's brands of major appliances and the closing of a cooking products plant in Indianapolis, Indiana, with transfer of that production to an existing plant in Cleveland, Tennessee.
   As a result of these actions, the Company recorded a restructuring charge of $40 million, or $24.4 million after-tax, in the first quarter of 1996. This charge is primarily related to the costs associated with the consolidation of cooking products manufacturing activities and consolidation of activities of the two separate organizational units.
   Of the $40 million restructuring charge, cash expenditures of $20 million, primarily related to severance, and non-cash charges of $20 million, primarily related to write-offs of property, plant and equipment, will be incurred.
During 1997, the Company incurred $18 million of costs, of which $5 million were cash expenditures, which were charged to the restructuring reserve. During 1996, the Company incurred $18 million of costs, of which $13 million were cash expenditures, which were charged to the restructuring reserve.

Other Expenses
In the third quarter of 1995, the Company recorded a $16.5 million charge to settle a lawsuit relating to the 1991 closing of a former vending equipment plant in Ranson, West Virginia. In the fourth quarter of 1995, the Company recorded an $18 million charge arising from a guarantee of indebtedness relating to the sale of one of its manufacturing facilities in 1992. The obligation was settled and paid in 1996.

Inventories
                                                                December 31
In thousands                                                 1997         1996
Raw materials                                            $   61,740   $   53,319
Work in process                                              53,069       45,406
Finished goods                                              229,450      222,954
Supplies                                                      5,950        5,457
                                                         $  350,209   $  327,136
   If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been $81.4 million and $79.5 million higher than reported at December 31, 1997 and 1996, respectively.

Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
   Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                               December 31
In thousands                                                1997         1996
Deferred tax assets (liabilities):
   Book/tax basis differences                            $ (54,301)   $ (84,448)
   Postretirement benefit obligation                       177,823      174,044
   Product warranty/liability accruals                      23,715       21,221
   Pensions and other employee benefits                     13,567        6,199
   Capital loss carryforward                                 1,610       22,226
   Restructuring reserve                                       914        8,653
   Interest rate swaps                                      13,838       15,813
   Other                                                     4,963        3,200
                                                           182,129      166,908
Less valuation allowance for deferred tax assets            40,791       32,495
        Net deferred tax assets                          $ 141,338    $ 134,413
Recognized in Statements of Consolidated Financial
Condition:
   Deferred tax assets--current                          $  46,073    $  30,266
   Deferred tax assets--noncurrent                         118,931      131,159
   Deferred tax liabilities--noncurrent                    (23,666)     (27,012)
        Net deferred tax assets                          $ 141,338    $ 134,413

   Income (loss) before income taxes, minority interest and extraordinary item consists of the following:
                                                    Year Ended December 31
In thousands                                    1997         1996        1995
United States                               $  287,498   $  216,248   $  65,041
Non-United States                               13,057       11,989      (5,237)
                                            $  300,555   $  228,237   $  59,804

Significant components of the provision (benefit) for income taxes are as follows:
                                                   Year Ended December 31
In thousands                                   1997         1996         1995
Current provision:
   Federal                                  $  86,300    $  99,500    $  81,200
   State                                       11,200       19,200       16,400
   Non-United States                            2,200        4,100        1,100
                                               99,700      122,800       98,700
Deferred provision (benefit):
   Federal                                      8,400      (29,000)     (19,900)
   State                                        1,700       (5,500)      (5,200)
   Non-United States                                           700        1,200
                                               10,100      (33,800)     (23,900)
        Provision for income taxes          $ 109,800    $  89,000    $  74,800

Significant items impacting the effective income tax rate are as follows:
                                                  Year Ended December 31
In thousands                                   1997         1996         1995
Income before minority interest and
extraordinary item computed at the
statutory United States income tax rate     $ 105,200    $  79,900    $  20,900
Increase (reduction) resulting from:
   Utilization of capital loss
   carryforward                               (28,900)     (14,000)
   Deferred tax asset valuation allowance      28,900        9,800
   Goodwill amortization                        3,400        3,200        3,200
   Difference due to minority interest         (2,500)
   Effect of business disposition                                        46,000
   State income taxes, net of federal tax
   benefit                                      8,400        8,900        7,300
   Tax credits arising outside the United
   States                                                   (1,000)      (1,200)
   Other-net                                   (4,700)       2,200       (1,400)
Provision for income taxes                  $ 109,800    $  89,000    $  74,800

   Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $16 million at December 31, 1997), taxes which would result from distribution have only been provided on the portion of such earnings estimated to be distributed in the future. If such earnings were distributed beyond the amount for which taxes have been provided, additional taxes payable would be substantially eliminated by available tax credits arising from taxes paid outside the United States.
   Income taxes paid, net of refunds received, during 1997, 1996 and 1995 were $107 million, $102 million, and $123 million, respectively.

Notes Payable
Notes payable at December 31, 1997 consisted of notes payable to banks of $38.9 million and commercial paper borrowings of $73.9 million. The weighted average interest rate on all notes payable and commercial paper borrowings was 7.4 percent at December 31, 1997. Notes payable at December 31, 1996 consisted of notes payable to banks of $30.5 million and commercial paper borrowings of $25 million. The weighted average interest rate on all notes payable and commercial paper borrowings was 8.5 percent at December 31, 1996.
   The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which the Company was in compliance with at December 31, 1997.

Long-Term Debt
Long-term debt consisted of the following:
                                                                December 31
In thousands                                                 1997         1996
Notes payable with interest payable semiannually:
   Due May 15, 2002 at 9.75%                             $  147,425   $  159,925
   Due July 15, 1999 at 8.875%                              148,550      148,550
   Due July 1, 1997 at 8.875%                                             53,741
Medium-term notes, maturing from 2001 to 2010, from
7.22% to 9.03% with interest payable semiannually           126,500      126,500
Medium-term note, maturing in 2009, with interest
payable quarterly beginning at 4.91% and adjusted each
quarter thereafter                                           75,000
Employee stock ownership plan notes payable
semiannually through July 2, 2004 at 5.13%                   45,890       52,671
Other                                                        14,435        6,236
                                                            557,800      547,623
Less current maturities of long-term debt                     8,276       59,086
   Long-term debt                                        $  549,524   $  488,537

   The 9.75 percent notes due in 2002, the 8.875 percent notes due in 1999 and the medium-term notes grant the holders the right to require the Company to repurchase all or any portion of their notes at 100 percent of the principal amount thereof, together with accrued interest, following the occurrence of both a change of Company control and a credit rating decline.
   The fair value of the Company's long-term debt, based on public quotes if available, exceeded the amount recorded in the Statements of Consolidated Financial Condition at December 31, 1997 and 1996 by $36.7 million and $46.9 million, respectively.
   Interest paid during 1997, 1996 and 1995 was $65.1 million, $51.1 million and $60.3 million, respectively. The Company capitalizes interest incurred on funds used to construct property, plant and equipment. Interest capitalized during 1997, 1996 and 1995 was $4.2 million, $8.9 million and $2.5 million, respectively.
   The aggregate maturities of long-term debt in each of the next five years and thereafter are as follows (in thousands): 1998-$8,276; 1999-$159,304; 2000-
$9,419; 2001-$24,985; 2002-$155,560; thereafter-$200,256.
    In 1997, the Company issued a $75 million medium-term note maturing in 2009 which has an initial interest rate through February 1998 of 4.91 percent. The interest rate on the note is then subsequently based on LIBOR through November 1999. In 1999, the interest rate for the remaining 10 years of the note will be established at the Company's then borrowing rate for 10 year notes based on the greater of the then current year treasury rate or 5.91 percent. In 1997, the Company also issued $49.3 million of 5.13 percent employee stock ownership plan notes.
   In 1997, the Company made early retirements of debt of $61.8 million at an after-tax cost of $3.2 million (net of income tax benefit of $2.0 million).

Included in this amount was $12.5 million of the 9.75 percent notes due May 15, 2002 and $49.3 million of 9.35 percent employee stock ownership plan notes.
   In 1996, the Company made early retirements of debt of $17.5 million of the
9.75 percent notes due May 15, 2002 at an after-tax cost of $1.5 million (net of income tax benefit of $1.0 million). In 1996, the Company also issued $25 million of 7.22 percent medium-term notes maturing in 2006.
   In 1995, the Company made early retirements of debt of $116.5 million at an after-tax cost of $5.5 million (net of income tax benefit of $3.6 million). Included in this amount was $22.6 million of the 9.75 percent notes due May 15, 2002, $26.4 million of the 8.875 percent notes due July 15, 1999, $46.3 million of the 8.875 percent notes due July 1, 1997 and $21.2 million of medium-term notes ranging in maturities from November 15, 2001 to February 23, 2010.
   The 1997, 1996 and 1995 charges for the early retirement of debt have been reflected in the Statements of Consolidated Income (Loss) as extraordinary items.

Accrued Liabilities
Accrued liabilities consisted of the following:
                                                                December 31
In thousands                                                 1997         1996
Warranties                                               $   37,732   $   33,881
Advertising and sales promotion                              42,227       43,154
Other                                                        81,385      103,691
                                                         $  161,344   $  180,726

Pension Benefits
The Company provides noncontributory defined benefit pension plans for most employees. Plans covering salaried and management employees generally provide pension benefits that are based on an average of the employee's earnings and credited service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts which the Company may determine to be appropriate. In 1997, 1996 and 1995, the Company made contributions to the plans of $4.8 million, $42.3 million and $1.6 million, respectively.
   A summary of the components of net periodic pension cost for the plans is as follows:
                                                   Year Ended December 31
In thousands                                     1996         1995         1994
Service cost--benefits earned during the
period                                      $  19,628    $  19,637    $  20,358
Interest cost on projected benefit
obligation                                     66,550       63,828       80,163
Actual return on plan assets                 (133,072)     (96,929)    (170,847)
Net amortization and deferral                  68,546       38,431       88,782
        Net periodic pension cost           $  21,652    $  24,967    $  18,456

   Assumptions used in determining net periodic pension cost for the plans in the United States were:
                                                       1997      1996      1995
Discount rates                                          7.5%      7.5%      8.5%
Rates of increase in compensation levels                5.0%      5.0%      6.0%
Expected long-term rate of return on assets             9.5%      9.5%      9.5%

   For the valuation of pension obligations at the end of 1997 set forth in the table below, and for determining pension expense in 1998, the discount rate decreased to 7.25 percent while the rate of compensation increase remained at

5.0 percent. Assumptions for plans outside the United States are comparable to the above in all periods.
   As of December 31, 1997, approximately 96 percent of the plan assets are invested in listed stocks and bonds. The balance is invested in real estate and short-term investments.
   The plan in the United States provides that in the event of a change of Company control and plan termination any excess funding may be used only to provide pension benefits or to fund retirees' health care benefits. The use of all pension assets for anything other than providing employee benefits is either limited by legal restrictions or subject to severe taxation.
   The following table sets forth the funded status and amounts recognized in the Statements of Consolidated Financial Condition for the Company's defined benefit pension plans:
                             December 31, 1997         December 31, 1996
                        Plans in      Plans in      Plans in      Plans in
                        Which         Which         Which         Which
                        Assets Exceed Accumulated   Assets Exceed Accumulated
                        Accumulated   Benefits      Accumulated   Benefits
In thousands            Benefits      Exceed Assets Benefits      Exceed Assets
Actuarial present value
of benefit obligation:
   Vested benefit
   obligation           $   (22,521)  $ (809,785)    $  (8,695)    $ (758,171)
   Accumulated benefit
   obligation           $   (23,484)  $ (891,378)    $  (8,697)    $ (837,891)
   Projected benefit
   obligation           $   (29,405)  $ (954,300)    $  (9,206)    $ (895,825)
Plan assets at fair value    32,119      860,207        10,769        787,806
Projected benefit
obligation less than (in
excess of) plan assets        2,714      (94,093)        1,563       (108,019)
Unrecognized net (gain)
loss                           (870)      39,227          (453)        71,728
Unrecognized prior
service cost                    594       73,445           613         77,708
Unrecognized net
transition asset               (278)     (16,068)         (282)       (21,176)
   Net pension asset    $     2,160   $    2,511     $   1,441      $  20,241
Recognized in the
Statements of
Consolidated Financial
Condition
Pension investment
(liability)             $      2,160  $  (31,308)    $   1,441      $ (50,377)
Intangible pension asset                  33,819                       70,511
Minimum pension liability
adjustment--reduction of
shareowners' equity                                                       107
   Net pension asset    $      2,160  $    2,511     $   1,441      $  20,241

   FASB Statement No. 87 "Employers' Accounting For Pensions" requires the Company to recognize a minimum pension liability equal to the amount by which the actuarial present value of the accumulated benefit obligation exceeds the fair value of plans' assets. In 1997 and 1996, the Company recorded $33.8 million and $70.6 million, respectively, to recognize the minimum pension liability. A corresponding amount is required to be recognized as an intangible asset to the extent of the unrecognized prior service cost and unrecognized net transition obligation on an individual plan basis. Any excess of the minimum pension liability above the intangible asset is recorded as a separate component and reduction of shareowners' equity. The Company recorded an intangible asset of $33.8 million in 1997 and recorded an intangible asset of $70.5 million and a reduction of shareowners' equity of $0.1 million in 1996 in the Statements of Consolidated Financial Condition.

Postretirement Benefits Other Than Pensions
The Company provides postretirement health care and life insurance benefits for certain employee groups in the United States. Most of the postretirement plans are contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest and these benefits are subject to change. Death benefits for certain retired employees are funded as part of, and paid out of, pension plans.
   A summary of the components of net periodic postretirement benefit cost is as follows:
                                                     Year Ended December 31
In thousands                                       1997       1996        1995
Service cost                                   $  12,491   $ 15,453    $ 12,876
Interest cost                                     26,588     28,498      27,911
Net amortization and deferral                    (11,718)    (8,130)     (8,147)
   Net periodic postretirement benefit cost    $  27,361   $ 35,821    $ 32,640
   Assumptions used in determining net periodic postretirement benefit cost were:
                                                        1997      1996      1995
Health care cost trend rates(1):
     Current year                                       7.0%      8.5%      9.0%
     Decreasing gradually to the year 2001 and
     remaining thereafter                               5.0%      6.0%      6.0%
Discount rates                                          7.5%      7.5%      8.5%
(1) Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

    For the valuation of the accumulated benefit obligation at December 31, 1997 and for determining postretirement benefit costs in 1998, the discount rate was decreased to 7.25 percent and the health care cost trend rates were assumed to be 6.5 percent for 1998 decreasing gradually to 5.0 percent in the year 2001 and remaining thereafter.
    The health care cost trend rate assumption has a significant impact on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $39.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $5.2 million.
    The following table presents the status of the plans reconciled with amounts recognized in the Statements of Consolidated Financial Condition for the Company's postretirement benefits:
                                                                December 31
In thousands                                                 1997         1996
Accumulated postretirement benefit obligation:
     Retirees                                            $  258,214   $  243,900
     Fully eligible active plan participants                 40,304       41,063
     Other active plan participants                          83,172       92,526
                                                            381,690      377,489
     Unrecognized prior service cost                         18,839       28,778
     Unrecognized net gain                                   53,861       41,148
Postretirement benefit liability                         $  454,390   $  447,415

Leases
The Company leases buildings, machinery, equipment and automobiles under operating leases. Rental expense for operating leases amounted to $23.3 million, $22.1 million and $20.6 million for 1997, 1996 and 1995.
    Minimum lease payments under leases expiring subsequent to December 31, 1997 are:

Year Ending                                                            Thousands
1998                                                                  $   14,623
1999                                                                      11,315
2000                                                                       7,715
2001                                                                       5,567
2002                                                                       3,613
Thereafter                                                                 4,677
     Total minimum lease payments                                     $   47,510

Financial Instruments
The Company enters into forward exchange contracts and options to hedge foreign exchange exposures from certain monetary assets and liabilities as well as firm commitments and anticipated transactions resulting from the export and import of products and supplies. Counterparties to these agreements are major international financial institutions. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from these transactions could be adversely affected by changes in exchange rates.
    During 1997 and 1996, the Company used forward exchange and option contracts for the exchange of Canadian dollars to U.S. dollars to hedge the sale of appliances manufactured in the U.S. and sold to Canadian customers. All other sales of products manufactured in the U.S. to customers outside the U.S. are effectively denominated in U.S. dollars. Gains and losses recognized from these contracts in both 1997 and 1996 were not significant.
    In 1996, the Company initiated a trading program of interest rate swaps which it marks to market each period. The swap transactions involve the exchange of Canadian variable interest and fixed interest rate instruments. The counterparty is a single financial institution of the highest credit quality. All swaps are executed under an International Swap and Derivatives Association, Inc. (ISDA) master netting agreement. In 1996, the Company realized $38 million of gains which were offset by unrealized losses of $40.6 million. The net losses of $2.6 million are reflected in Other-net in the Statement of Consolidated Income (Loss). In 1997, the Company incurred $7.6 million of interest expense in payment on the exchange position of these swap transactions. Additionally the Company recognized unrealized gains of $5.4 million which are reflected in Other-net in the Statement of Consolidated Income (Loss).
    As of December 31, 1997, the Company had five swap transactions outstanding with a total notional amount of $85.7 million which mature by 2003. The fair value of the swap positions of $35.3 million at December 31, 1997 is reflected in Other noncurrent liabilities in the Statements of Consolidated Financial Condition. The value of these individual swaps is dependent upon movements in the Canadian and U.S. interest rates. As the portfolio of interest rate swaps outstanding at December 31, 1997 is configured, there would be no measurable impact on the net market value of the swap transactions outstanding with any future changes in interest rates.
    The estimated fair value of the Company's derivative financial instruments are as follows:

                                 December 31, 1997          December 31, 1996
                                Carrying        Fair        Carrying     Fair
In thousands                     Amount        Value         Amount      Value
Interest rate swaps          $    35,280   $    35,280   $    40,651  $  40,651
Forward foreign exchange
contracts and options
Forward stock purchase
contract                                        53,042
Put option contracts                             1,090
Medium-term note with
interest rate reset option
                                  75,000        75,000

          For additional disclosures regarding the Company's forward stock purchase contract and put option contracts, see Shareowners' Equity section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's medium-term note with interest rate reset option, see Long-Term Debt section in the Notes to Consolidated Financial Statements.

Minority Interest
In 1996, the Company invested approximately $35 million and committed additional cash investments of approximately $35 million for a 50.5 percent ownership in Rongshida-Maytag, a manufacturer of home appliances in China. The Company's joint venture partner also committed additional cash investments of approximately $35 million, of which $19 million was contributed in 1997 and $8.6 million was contributed in 1996. The Company accounted for this investment as a purchase which resulted in an increase in Other intangibles (goodwill) of $32.6 million. The results of this majority-owned joint venture in China are included in the consolidated financial statements. The income attributable to the noncontrolling interest in 1997 and 1996 was $4 million and $1.3 million, respectively. See Industry Segment and Geographic Information for financial information related to this joint venture.
     In the third quarter of 1997, the Company and a wholly-owned subsidiary of the Company contributed intellectual property and know-how with an appraised value of $100 million and other assets with a market value of $54 million to Anvil Technologies LLC ("LLC"), a newly formed Delaware limited liability company. An outside investor purchased from the Company a non-controlling, member interest in the LLC for $100 million. The Company's objective in this transaction was to raise low-cost, equity funds. For financial reporting purposes, the results of the LLC (other than those which are eliminated in consolidation) are included in the Company's consolidated financial statements. The outside investors' noncontrolling interest of $100 million is reflected in Minority interest in the Statements of Consolidated Financial Condition and the income attributable to the noncontrolling interest of $3.3 million is reflected in Minority interest in the Statements of Consolidated Income (Loss).

Stock Plans
In 1996, the shareowners approved the 1996 Employee Stock Incentive Plan which replaced all other previous employee stock incentive plans. The plan provides that stock options and restricted stock awards for not more than 6.5 million shares of the common stock of the Company can be granted to key employees. The option price under the plan is the fair market value at the date of grant. The vesting period and term of options granted are established by the Compensation Committee of the Board of Directors. In no instance is the term of the option more than 10 years. Not more than 2.5 million shares of the common stock of the Company can be granted as restricted stock awards. Restricted stock awards may contain such vesting and other requirements as the Compensation Committee may establish. The plan permits the Compensation Committee to grant other incentive awards on terms and conditions established by the Committee.
    Stock options and restricted stock awards are outstanding for grants issued under previous plans with similar terms to the 1996 plan.
    The Maytag Corporation 1989 Non-Employee Directors Stock Option Plan authorizes the issuance of up to 250,000 shares of Common stock to the Company's non-employee directors. Stock options under this plan are immediately exercisable upon grant.
    The following is a summary of stock option activity:
                                                          Average      Option
                                                           Price       Shares
Outstanding December 31, 1994                           $    15.53    2,711,753
     Granted                                                 17.62    1,745,420
     Exercised                                               14.88     (352,320)
     Exchanged for SAR                                       14.21       (8,905)
     Canceled or expired                                     16.50     (130,650)
Outstanding December 31, 1995                                16.47    3,965,298
     Granted                                                 19.34    1,933,330
     Exercised                                               15.09     (394,371)
     Exchanged for SAR                                       14.73       (4,610)
     Canceled or expired                                     19.68     (103,276)
Outstanding December 31, 1996                                17.54    5,396,371
     Granted                                                 30.87    1,284,460
     Exercised                                               16.44   (1,424,657)
     Exchanged for SAR                                       16.46       (3,305)
     Canceled or expired                                     18.04      (30,230)
Outstanding December 31, 1997                           $    21.12    5,222,639

    Some stock options were granted with stock appreciation rights (SAR) which entitle the employee to surrender the right to receive up to one-half of the shares covered by the option and to receive a cash payment equal to the difference between the stock option price and the market value of the shares being surrendered. Stock options with an SAR outstanding were 122,850 at December 31, 1997, 234,680 at December 31, 1996 and 334,673 at December 31,
1995.
    Stock options for 2,185,229 shares, 3,494,501 shares and 2,236,868 shares were exercisable at December 31, 1997, 1996 and 1995, respectively. The weighted-average exercise price of those stock options were $16.87, $16.58 and $15.58 at December 31, 1997, 1996 and 1995, respectively. In the event of a change of Company control, all then outstanding stock options become immediately exercisable.
    Exercise prices for stock options outstanding as of December 31, 1997 ranged from $10.9375 to $31.5625. The weighted-average exercise price for remaining contractual life of those stock options is 8.1 years. There were 3,384,284 and 4,751,430 shares available for future stock grants at December 31, 1997 and 1996, respectively.
    Restricted stock awards outstanding at December 31, 1997, 1996 and 1995 were 409,634, 462,253 and 740,045. The amount charged to expense for the anticipated payout was $7.6 million, $4.8 million and $9.4 million in 1997, 1996 and 1995, respectively.
    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.85 percent and 6.03 percent; dividend yields of 1.75 percent and 2.8 percent; volatility factors of the expected market price of the Company's common stock of 0.25 and 0.24; and a weighted-average expected life of the option of five years for both years.

    The weighted-average fair value of stock options was $8.67 for options granted in 1997 and $4.61 for options granted in 1996.
    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
 In thousands except per share data                     1997      1996
 Net income - as reported                              $180,290  $136,429
 Net income - pro forma                                 178,159   132,558
 Basic earnings per share - as reported                    1.87      1.34
 Diluted earnings per share - as reported                  1.84      1.33
 Basic earnings per share - pro forma                      1.84      1.30
 Diluted earnings per share - pro forma                    1.82      1.29

    The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 and an increasing vesting period for grants made in 1996 and later.

Employee Stock Ownership Plan
The Company has established a trust to administer a leveraged employee stock ownership plan (ESOP) within an existing employee savings plan. The Company has guaranteed the debt of the trust and will service the repayment of the debt, including interest, through the Company's employee savings plan contributions and from the quarterly dividends paid on stock held by the ESOP.
    The Company makes annual contributions to the ESOP to the extent the dividends earned on the shares held are less than the debt service requirements. Dividends paid by the Company on stock held by the ESOP to service the debt totaled $1.9 million, $1.5 million and $1.4 million in 1997, 1996 and 1995. The Company also made contributions to the plan for loan payments of $7.9 million, $6.5 million and $6.3 million in 1997, 1996 and 1995.
    As the debt is repaid, shares are released and allocated to active employees based on the proportion of debt service paid in the year. Accordingly, the loan outstanding is recorded as debt and the cost of shares yet to be released is reported as a reduction of Shareowners' Equity (employee stock plans) in the Statements of Consolidated Financial Condition. As the shares are released, the Company reports compensation expense based on the historical cost of the shares. The Company also expenses any additional contributions required if the shares released are less than the shares earned by the employees. All shares held by the ESOP are considered outstanding for earnings per share computations and dividends earned on the shares are recorded as a reduction of retained earnings. Compensation expense which is based on the shares released and the additional contribution of shares as required was $8.6 million, $8.8 million and $8.3 million in 1997, 1996 and 1995. In addition, interest on the ESOP debt, recognized as interest expense by the Company, was $4.6 million, $5.0 million and $5.2 million in 1997, 1996 and 1995.
     The ESOP shares as of December 31 were as follows:
                                                            1997        1996
Original shares held in trust:
     Released and allocated                              1,460,105   1,229,910
     Unreleased shares (fair value; 1997 - $50,904,572;
     1996 - $32,748,064)                                 1,397,038   1,627,233
                                                         2,857,143   2,857,143
Additional shares contributed and allocated                666,158     646,560
Shares withdrawn                                          (428,227)   (338,193)
Total shares held in trust                               3,095,074   3,165,510

Shareowners' Equity
     The following is a summary of share activity of the Company's common stock:
                                                        December 31
 In thousands                                  1997         1996         1995
 Common stock
 Balance at beginning of period               117,151      117,151     117,151
      Balance at end of period                117,151      117,151     117,151
 Treasury stock
 Balance at beginning of period               (19,106)     (11,745)     (9,814)
 Purchase of common stock for treasury         (5,000)      (8,056)     (2,744)
 Stock issued under stock option plans          1,374          390         339
 Stock issued under restricted stock
 awards, net                                      151          182         104
 Conversion of subordinated debentures                                     272
 Additional ESOP shares issued                    116          123          98
      Balance at end of period                (22,465)     (19,106)    (11,745)

     In the second quarter of 1997, the Company's Board of Directors authorized the repurchase of up to 15 million additional shares beyond the previous share repurchase authorizations of 5 million shares and 10.8 million shares. Under these authorizations the Company has repurchased approximately 15.8 million shares at a cost of $357 million.
     Four million of the shares repurchased by the Company in 1997 are subject to a future contingent purchase price adjustment to be settled based on the difference in the market price of the Company's common stock at the time of settlement compared to the market price of the Company's common stock as of August 20, 1997. The forward stock purchase contract allows the Company to determine the method of settlement. The Company's objective in this transaction is to reduce the average price of repurchased shares. As of December 31, 1997, the cost to settle the transaction would be approximately $53 million.
     In connection with the share repurchase program, the Company sold put options which gave the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options. The put option contracts allow the Company to determine the method of settlement. The Company's objective in selling put options is to reduce the average price of repurchased shares. In 1997, the Company received $9.9 million in net proceeds from the sale of put options. As of December 31, 1997, there were 2.8 million put options outstanding with strike prices ranging from $28.75 to $33.65 (the weighted average strike price was $32.33).
     Pursuant to a Shareholder Rights Plan approved by the Company in 1988, each share of common stock carries with it one Right. Until exercisable, the Rights will not be transferable apart from the Company's common stock. When exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of preferred stock of the Company at a price of $75. The Rights will only become exercisable if a person or group acquires 20 percent (which may be reduced to not less than 10 percent at the discretion of the Board of Directors) or more of the Company's common stock. In the event the Company is acquired in a merger or 50 percent or more of its consolidated assets or earnings power are sold, each Right entitles the holder to purchase common stock of either the surviving or acquired company at one-half its market price. The Rights may be redeemed in whole by the Company at a purchase price of $.01 per Right. The preferred shares will be entitled to 100 times the aggregate per share dividend payable on the Company's common stock and to 100 votes on all matters submitted to a vote of shareowners. The Rights expire May 2, 1998.

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings
(loss) per share:
                                                       December 31
 In thousands except per share data            1997        1996       1995
 Numerator:
 Income (loss) before extraordinary item   $ 183,490   $ 137,977 $   (14,996)
 Extraordinary item - loss on early
 retirement of debt                           (3,200)     (1,548)     (5,480)
 Numerator for basic and diluted earnings
 (loss) per share--net income (loss)
                                           $  180,290  $ 136,429  $  (20,476)
 Denominator:
 Denominator for basic earnings (loss)
 per share--weighted-average shares            96,565    101,727     106,734
 Effect of dilutive securities:
 Stock option plans                               940        434         204
 Restricted stock awards                          190        305         548
 Forward stock purchase contract                  360
 Dilutive potential common shares              98,055    102,466     107,486
 Basic earnings (loss) per share                $1.87      $1.34      ($0.19)
 Diluted earnings (loss) per share              $1.84      $1.33      ($0.19)

    For additional disclosures regarding stock option plans and restricted stock awards, see Stock Plans section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's forward stock purchase contract, see Shareowners' Equity section in the Notes to Consolidated Financial Statements.

Supplementary Expense Information
    The following table summarizes the Company's advertising costs and research and development expenses:
                                                    Year Ended December 31
In thousands                                    1997        1996         1995
Advertising costs                           $  143,334    $ 138,141    $ 133,030
Research and development expenses               50,201       48,927       47,490

Environmental Remediation
The operations of the Company are subject to various federal, state and local laws and regulations intended to protect the environment including regulations related to air and water quality and waste handling and disposal. The Company has also received notices from the U.S. Environmental Protection Agency, state agencies and/or private parties seeking contribution, that it has been identified as a "potentially responsible party"(PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to such sites. The Company s ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability and the remediation methods and technology to be used. The Company also has responsibility, subject to specific contractual terms, for environmental claims for assets or businesses which have previously been sold.
    While it is possible the Company s estimated obligation of approximately $6 million for future environmental costs may change in the near term, the resolution of these matters is not expected to have a significant adverse effect on the Company s consolidated financial position. The accrual for environmental liabilities is reflected in Other noncurrent liabilities in the Statements of Consolidated Financial Condition.

Contingencies and Disclosure of Certain Risks and Uncertainties
On July 7, 1997, a major customer of the Company, Montgomery Ward Holding Co. ("Montgomery Ward"), filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, after adjustments which should be available in bankruptcy, the Company had accounts receivable due from Montgomery Ward of approximately $39 million. While the Company is currently unable to project the ultimate recovery on the accounts receivable, the Company has reserves of approximately $18 million for the estimated potential loss on the accounts receivable.
    At December 31, 1997, the Company has outstanding commitments for capital expenditures of $26 million and unused letters of credit of $39 million.
    Other contingent liabilities arising in the normal course of business, including guarantees, repurchase agreements, pending litigation, environmental remediation, taxes and other claims are not considered to be significant in relation to the Company's consolidated financial position.

Industry Segment and Geographic Information
Principal financial data by industry segment is as follows:

In thousands                                   1997         1996         1995
Net sales
     Home appliances                       $3,158,495   $2,839,355   $2,844,811
     Commercial appliances                    249,416      162,301      194,713
          Total                            $3,407,911   $3,001,656   $3,039,524
Income before income taxes, minority
interest and extraordinary item
     Home appliances                       $  363,270   $  280,747   $  295,806
     Commercial appliances                     19,437       10,731       23,466
     General corporate                        (24,434)     (22,399)     (31,038)
          Operating income                    358,273      269,079      288,234
     Interest expense                         (58,995)     (43,006)     (52,087)
     Other--net                                 1,277        2,164     (176,343)
          Total                            $  300,555   $  228,237   $   59,804
Capital expenditures
     Home appliances                       $  208,006   $  216,377   $  145,112
     Commercial appliances                      7,412        2,714        4,110
     General corporate                         14,143          811        3,692
               Total                       $  229,561   $  219,902   $  152,914
Depreciation and amortization
     Home appliances                       $  131,535   $  106,180   $  105,271
     Commercial appliances                      5,666        3,820        4,307
     General corporate                            962        1,279        2,283
               Total                       $  138,163   $  111,279   $  111,861
Identifiable assets
     Home appliances                       $1,979,618   $1,922,478   $1,593,538
     Commercial appliances                    250,440       91,886       94,299
     General corporate                        284,096      315,576      437,229
               Total                       $2,514,154   $2,329,940   $2,125,066

     Information about the Company's operations in different geographic locations is as follows:

In thousands                                  1997        1996        1995
Net sales
     North America                        $3,285,009  $2,961,208  $2,858,347
     Asia                                    122,902      40,448
     Europe                                                          181,177
               Total                      $3,407,911  $3,001,656  $3,039,524
Income before income taxes, minority
interest and extraordinary item
     North America                        $  371,102  $  287,676  $  326,451
     Asia                                     11,605       3,802
     Europe                                                           (7,179)
     General corporate                       (24,434)    (22,399)    (31,038)
          Operating income                   358,273     269,079     288,234
     Interest expense                        (58,995)    (43,006)    (52,087)
     Other--net                                1,277       2,164    (176,343)
          Total                           $  300,555  $  228,237  $   59,804
Identifiable assets
     North America                        $2,008,840  $1,825,002  $1,687,837
     Asia                                    221,218     189,362
     General corporate                       284,096     315,576     437,229
          Total                           $2,514,154  $2,329,940  $2,125,066

     Sales between affiliates of different geographic regions are not significant. Exchange gains or losses included in operations were not significant.
     On October 1, 1997, the Company acquired G.S. Blodgett Corporation, a commercial cooking equipment manufacturer. In September 1996, the Company acquired a 50.5 percent ownership in a joint venture with a manufacturer of home appliances in China. In June 1995, the Company sold its European Operations.
     The general Corporate asset category includes items such as cash, deferred tax assets, intangible pension assets and other assets.

Quarterly Results of Operations (Unaudited)
The following is a summary of unaudited quarterly results of operations:

                                          December September    June     March
In thousands except per share data           31        30        30        31
1997
     Net sales                           $ 945,097 $ 855,804 $ 814,541 $ 792,469
     Gross profit                          262,827   239,534   224,445   209,482
     Income before extraordinary item       51,930    49,277    43,783    38,500
          Basic earnings per share            0.55      0.51      0.45      0.39
          Diluted earnings per share          0.54      0.50      0.44      0.39
     Net income                             48,730    49,277    43,783    38,500
          Basic earnings per share            0.52      0.51      0.45      0.39
          Diluted earnings per share          0.50      0.50      0.44      0.39
1996
     Net sales                           $ 772,941 $ 742,850 $ 754,619 $ 731,246
     Gross profit                          206,713   205,088   207,215   202,427
     Income before extraordinary item       35,338    42,178    44,343    16,118
          Basic earnings per share            0.36      0.42      0.43      0.15
          Diluted earnings per share          0.36      0.42      0.43      0.15
     Net income                             35,338    40,630    44,343    16,118
          Basic earnings per share            0.36      0.40      0.43      0.15
          Diluted earnings per share          0.36      0.40      0.43      0.15

     In the fourth quarter of 1997, the Company acquired G.S. Blodgett Corporation, a commercial cooking equipment manufacturer. The results of this operation are consolidated in the Company's financial statements beginning in October 1997. Net sales from the acquisition of $31.3 million are included in the quarter ended December 31, 1997.
     The quarter ended March 31, 1996 includes a $24.4 million after-tax charge for the restructuring of its major home appliance business.
     In the third quarter of 1996, the Company acquired a 50.5 percent ownership in a joint venture with a manufacturer of home appliances in China. The results of this operation are consolidated in the Company's financial statements beginning in September 1996. Net sales from the joint venture of $10.0 and $30.4 million are included in the quarters ended September 30, 1996 and December 31, 1996, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning directors and officers on pages 1 through 7 of the Proxy Statement of the Company is incorporated herein by reference. Additional information concerning executive officers of the Company is included under "Executive Officers of the Registrant" included in Part I, Item 4.

Item 11. Executive Compensation.

Information concerning executive compensation on pages 9 through 22 of the Proxy Statement, is incorporated herein by reference; provided that the information contained in the Proxy Statement under the heading "Compensation Committee Report on Executive Compensation" is specifically not incorporated herein by reference. Information concerning director compensation on page 8 of the Proxy Statement is incorporated herein by reference, provided that the information contained in the Proxy Statement under the headings "Shareholder Return Performance" and "Other Matters" is specifically not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The security ownership of certain beneficial owners and management is incorporated herein by reference from pages 5 through 7 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference from pages 1 through 4 of the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 44.

           (3) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 45 through 48.

(b) The Company filed a Form 8-K dated December 11, 1997 indicating that it had reached an agreement with Sears, Roebuck and Co. to begin selling the full line of Maytag brand major appliances through Sears stores throughout the U.S.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 45 through 48.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 44.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MAYTAG CORPORATION
                                      (Registrant)

                                      s/s Leonard A. Hadley
                                      __________________________________
                                      Leonard A. Hadley
                                      Chairman and Chief Executive Officer
                                      Director


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


s/s G.J. Pribanic                     s/s Steven H. Wood
__________________________________    __________________________________
Gerald J. Pribanic                    Steven H. Wood
Executive Vice President and          Vice President Financial Reporting
Chief Financial Officer               and Audit and Chief Accounting Officer

s/s Barbara Allen                     s/s Howard L. Clark Jr.
__________________________________    __________________________________
Barbara R. Allen                      Howard L. Clark, Jr.
Director                              Director

s/s Lester Crown                      s/s Wayland R. Hicks
__________________________________    __________________________________
Lester Crown                          Wayland R. Hicks
Director                              Director

s/s Robert D. Ray                     s/s Bernard G. Rethore

Robert D. Ray                         Bernard G. Rethore
Director                              Director

s/s John A. Sivright                  s/s Neele E. Sterns
__________________________________    __________________________________
John A. Sivright                      Neele E. Stearns, Jr.
Director                              Director

s/s Fred G. Steingraber               s/s Carole J. Uhrich
__________________________________    __________________________________
Fred G. Steingraber                   Carole J. Uhrich
Director                              Director


Date: March 25, 1998

                            ANNUAL REPORT ON FORM 10-K

                     Item 14(a)(1), (2) and (3), (c) and (d)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                 LIST OF EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                           Year Ended December 31, 1997

                                MAYTAG CORPORATION
                                   NEWTON, IOWA

FORM 10-K--ITEM 14(a)(1), (2) AND ITEM 14(d)

MAYTAG CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and supplementary data of Maytag Corporation and subsidiaries are included in Part II, Item 8:

                                                                  Page

    Statements of Consolidated Income (Loss)--Years Ended
      December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . 19

    Statements of Consolidated Financial Condition--
      December 31, 1997 and 1996  . . . . . . . . . . . . . . . . 20

    Statements of Consolidated Shareowners' Equity--Years Ended
      December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . 22

    Statements of Consolidated Cash Flows--Years Ended
      December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . 23

    Notes to Consolidated Financial Statements  . . . . . . . . . 24

    Quarterly Results of Operations--Years 1997 and 1996  . . . . 41

The following consolidated financial statement schedule of Maytag Corporation and subsidiaries is included in Item 14(d):

    Schedule II  Valuation and Qualifying Accounts  . . . . . . . 49

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

                                                    Incorporated  Filed with
  Exhibit                                             Herein by   Electronic
   Number          Description of Document          Reference to  Submission

  3(a)   Restated Certificate of Incorporation of  1993 Annual
         Registrant.                               Report on Form
                                                   10-K

  3(b)   Certificate of Designations of Series A   1988 Annual
         Junior Participating Preferred Stock of   Report on Form
         Registrant.                               10-K.

  3(c)   Certificate of Increase of Authorized     1988 Annual
         Number of Shares of Series A Junior       Report on Form
         Participating Preferred Stock of          10-K.
         Registrant.

  3(d)   Certificate of Amendment to Certificate of                    X
         Designations of Series A Junior
         Participating Preferred Stock of
         Registrant.

  3(e)   By-Laws of Registrant, as amended through 1993 Annual
         February 7, 1991.                         Report on Form
                                                   10-K

  4(a) Rights Agreement dated as of May 2, 1988 Current Report between Registrant and The First National on Form 8-K
         Bank of Boston.                           dated May 5,
                                                   1988, Exhibit
                                                   1.

  4(b) Amendment, dated as of September 24, 1990 Current Report to the Rights Agreement, dated as of May on Form 8-K
         2, 1988 between the Registrant and The    dated October
         First National Bank of Boston.            3, 1990,
                                                   Exhibit 1.

  4(c)   Indenture dated as of June 15, 1987       Quarterly
         between Registrant and The First National Report on Form
         Bank of Chicago.                          10-Q for the
                                                   quarter ended
                                                   June 30, 1987.

  4(d)   Rights Agreement dated as of February 12, Form 8-A dated
         1998 between Registrant and Harris Trust  February 12,
         and Savings Bank.                         1998, Exhibit
                                                   1.

                                                    Incorporated  Filed with
  Exhibit                                             Herein by   Electronic
   Number          Description of Document          Reference to  Submission

  4(e)   Letter to Shareholders dated February 12, Current Report
         1998 relating to the adoption of a        on Form 8-K
         shareholders rights plan with attachments.dated February
                                                   12, 1998,
                                                   Exhibit 1.

  4(f) First Supplemental Indenture dated as of Current Report September 1, 1989 between Registrant and on Form 8-K
         The First National Bank of Chicago.       dated September
                                                   28, 1989,
                                                   Exhibit 4.3.

  4(g) Second Supplemental Indenture dated as of Current Report November 15, 1990 between Registrant and on Form 8-K
         The First National Bank of Chicago.       dated November
                                                   29, 1990.

  4(h)   Third Supplemental Indenture dated as of  Current Report
         August 20, 1997 between Registrant and    on Form 8-K
         The First National Bank of Chicago.       dated August
                                                   20, 1996.

  4(i) U.S. $400,000,000 Credit Agreement Dated 1995 Annual as of July 28, 1996 among Registrant, the Report on Form banks Party Hereto and Bank of Montreal, 10-K
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.

  4(j) Second Amendment to Credit Agreement Dated1996 Annual as of July 1, 1996 among Registrant, the Report on Form banks Party Hereto and Bank of Montreal, 10-K
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.


  4(k)   Third Amendment to Credit Agreement Dated                     X
         as of June 10, 1997 among Registrant, the banks Party Hereto and Bank of Montreal,
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.
 4(l) Copies of instruments defining the rights of holders of long-term debt not required to be filed herewith or incorporated herein by reference will be furnished to the Commission upon request.

 10(a)   Annual Management Incentive Plan, as      1990 Annual
         amended through December 21, 1990 (1).    Report on Form
                                                   10-K

 10(b)   Executive Severance Agreements (1).                           X

                                                    Incorporated  Filed with
  Exhibit                                             Herein by   Electronic
   Number          Description of Document          Reference to  Submission
 10(c)   Corporate Severance Agreements (1).       1989 Annual
                                                   Report on Form
                                                   10-K.

 10(d)   Revised definition of Change of Control   1995 Annual
         adopted by the Board of Directors amendingReport on Form the definition included in the Executive 10-K
         Severance Agreement listed in Exhibits
         10(b) and 10(c).

 10(e)   Severance Agreement with Joseph Fogliano, 1995 Annual
         former Executive Vice President and       Report on Form
         President North American Appliance Group  10-K
         (1).

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

 10(h)   1992 Stock Option Plan for Executives and Exhibit A to
         Key Employees (1).                        Registrant's
                                                   Proxy Statement
                                                   dated March 16,
                                                   1992.

 10(i)   1991 Stock Incentive Award Plan for Key   Exhibit A to
         Executives (1).                           Registrant's
                                                   Proxy Statement
                                                   dated March 15,
                                                   1991.

 10(j)   Directors Deferred Compensation Plan (1). Amendment No. 1
                                                   on Form 8 dated
                                                   April 5, 1990
                                                   to 1989 Annual
                                                   Report on Form
                                                   10-K.

 10(k)   1996 Employee Stock Incentive Plan (1).   Exhibit A to
                                                   Registrant's
                                                   Proxy Statement
                                                   dated March 20,
                                                   1996.

                                                    Incorporated  Filed with
  Exhibit                                             Herein by   Electronic
   Number          Description of Document          Reference to  Submission
 10(l)   1988 Capital Accumulation Plan for Key    Amendment No. 1
         Employees (1).  (Superseded by Deferred   on Form 8 dated
         Compensation Plan, as amended and         April 5, 1990
         restated effective January 1, 1997)       to 1989 Annual
                                                   Report on Form
                                                   10-K.

 10(m)   Maytag Deferred Compensation Plan, as     1995 Annual
         amended and restated effective January 1, Report on Form
         1996.                                     10-K

 10(n)   Directors Retirement Plan (1).            Amendment No. 1
                                                   on Form 8 dated
                                                   April 5, 1990
                                                   to 1989 Annual
                                                   Report on Form
                                                   10-K.

 12      Ratio of Earnings to Fixed Charges.                           X

 21      List of Subsidiaries of the Registrant.                       X

 23      Consent of Ernst & Young LLP.                                 X

 27 (a)  Financial Data Schedule - Twelve Months                       X
         Ended December 31, 1997.

 27 (b)  Financial Data Schedule - Restated Twelve                     X
         Months Ended December 31, 1996 and 1995.

                              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                            Maytag Corporation
                                           Thousands of Dollars

             COL. A                COL. B              COL. C                  COL. D         COL. E
                                                     ADDITIONS
          DESCRIPTION            Balance at                                  Deductions--   Balance at End
                                  Beginning   Charged to     Charged to       Describe       of Period
                                  of Period   Costs and        Other
                                              Expenses         Accounts--
                                                                Describe
Year ended December 31, 1997:
     Allowance for doubtful        $13,790         $31,134                     $ 8,825 <F1>    $36,386
          accounts receivable                                                        1 <F2>
                                                                                  (288)<F3>
                                   $13,790         $31,134                     $ 8,538         $36,386

Year ended December 31, 1996:
     Allowance for doubtful        $12,540         $14,152                     $14,169 <F1>    $13,790
          accounts receivable                                                        2 <F2>
                                                                                (1,269)<F4>
                                   $12,540         $14,152                     $12,902         $13,790

Year ended December 31, 1995:
     Allowance for doubtful        $20,037         $16,630                     $19,387 <F1>    $12,540
          accounts receivable                                                     (183)<F2>
                                                                                 4,923 <F5>
                                   $20,037         $16,630                     $24,127         $12,540

<F1> - Uncollectible accounts written off
<F2> - Effect of foreign currency translation
<F3> - Resulting from acquisition of G.S. Blodgett Corporation in October 1997.
<F4> - Resulting from acquistion of the Company's China joint venture in September 1996.
<F5> - Rseulting from divestiture of the Company's European Operations in June 1995.
