Form 10-Q
period 1998-03-31
MAYTAG CORP
filed 1998-05-13
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998


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


The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998:


                   Common Stock, $1.25 par value - 94,070,711

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                          Quarter Ended March 31, 1998


                                    I N D E X



          Page
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Condensed Statements of Consolidated Income................  3

     Condensed Statements of Consolidated Financial Condition...  4

     Condensed Statements of Consolidated Cash Flows............  6

     Notes to Condensed Consolidated Financial Statements.......  7

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.......................  10

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk.................................................. 14


PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...................... 15

     Signatures................................................. 16

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MAYTAG CORPORATION
               Condensed Statements of Consolidated Income
                               (Unaudited)

                                                    Three Months Ended
                                                         March 31
In thousands except per share data                    1998         1997
Net sales                                         $1,040,386   $  792,469
Cost of sales                                        736,485      582,987
     Gross profit                                    303,901      209,482
Selling, general and administrative expenses         168,821      132,982
     Operating income                                135,080       76,500
Interest expense                                     (15,585)     (14,711)
Other--net                                               328        2,079
     Income before income taxes and minority
     interest                                        119,823       63,868
Income taxes                                          44,132       24,144
     Income before minority interest                  75,691       39,724
Minority interest                                     (3,424)      (1,224)
     Net income                                   $   72,267   $   38,500


Basic earnings per common share:
     Net income                                   $     0.77   $     0.39

Diluted earnings per common share:
     Net income                                   $     0.75   $     0.39


Dividends per common share                        $     0.16   $     0.16


        See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION

                                                 March 31      December 31
                                                   1998            1997
In thousands except share data                 (Unaudited)
Assets

Current assets
Cash and cash equivalents                    $       35,739  $       27,991
Accounts receivable                                 556,178         473,741
Inventories                                         373,140         350,209
Deferred income taxes                                46,073          46,073
Other current assets                                 28,384          36,703
     Total current assets                         1,039,514         934,717


Noncurrent assets
Deferred income taxes                               115,006         118,931
Pension investments                                   1,646           2,160
Intangible pension asset                             33,819          33,819
Other intangibles                                   430,282         433,595
Other noncurrent assets                              38,149          49,660
     Total noncurrent assets                        618,902         638,165

Property, plant and equipment
Property, plant and equipment                     1,830,079       1,816,209
Less allowance for depreciation                     900,201         874,937
     Total property, plant and equipment            929,878         941,272
     Total assets                            $    2,588,294  $    2,514,154

         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
    Condensed Statements of Consolidated Financial Condition - Continued

                                                 March 31      December 31
                                                   1998            1997
 In thousands except share data                (Unaudited)
 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                               $     167,026   $     112,843
 Accounts payable                                  233,461         221,417
 Compensation to employees                          63,970          62,758
 Accrued liabilities                               172,042         161,344
 Income taxes payable                               28,732
 Current maturities of long-term debt                8,288           8,276
           Total current liabilities               673,519         566,638

 Noncurrent liabilities
 Deferred income taxes                              15,380          23,666
 Long-term debt                                    549,381         549,524
 Postretirement benefits other than
 pensions                                          456,549         454,390
 Pension liability                                  35,994          31,308
 Other noncurrent liabilities                      105,658          99,096
      Total noncurrent liabilities               1,162,962       1,157,984

 Minority interest                                 174,781         173,723


 Shareowners' equity
 Preferred stock:
      Authorized--24,000,000 shares
      (par value $1.00)
      Issued--none
 Common stock:
      Authorized--200,000,000 shares
      (par value $1.25)
      Issued--117,150,593 shares,
      including shares in treasury                 146,438         146,438
 Additional paid-in capital                        441,670         494,646
 Retained earnings                                 599,193         542,118
 Cost of Common stock in treasury
 (1998--23,079,882 shares;
 1997--22,465,256 shares)                         (546,234)       (508,115)
 Employee stock plans                              (50,731)        (48,416)
 Accumulated other comprehensive income            (13,304)        (10,862)
      Total shareowners' equity                    577,032         615,809
      Total liabilities and shareowners'
      equity                                 $   2,588,294   $   2,514,154

         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
              Condensed Statements of Consolidated Cash Flows
                                (Unaudited)

                                                        Three Months Ended
                                                             March 31
In thousands                                             1998        1997
Operating activities
Net income                                           $   72,267  $   38,500
Adjustments to reconcile net income to net cash
provided by operating activities:
     Minority interest                                    3,424       1,224
     Depreciation and amortization                       38,104      33,206
     Deferred income taxes                               (4,362)     (4,635)
     Changes in working capital items:
          Accounts receivable                           (82,437)    (56,624)
          Inventories                                   (22,931)     (2,696)
          Other current assets                            1,419       4,890
          Other current liabilities                      56,331      17,128
          Restructuring reserves                           (747)     (3,718)
Pension assets and liabilities                            5,199       4,284
Postretirement benefits                                   2,159       2,720
Other--net                                               18,288      11,277
          Net cash provided by operating activities      86,714      45,556

Investing activities
Capital expenditures                                    (27,361)    (43,962)
          Total investing activities                    (27,361)    (43,962)

Financing activities
Proceeds from issuance of notes payable                  55,801      24,942
Repayment of notes payable                               (1,617)       (993)
Proceeds from issuance of long-term debt                              1,103
Repayment of long-term debt                                (131)     (7,192)
Stock repurchases                                       (46,844)    (10,528)
Forward stock purchase contract amendment               (63,782)
Stock options exercised and other Common stock
transactions                                             15,986       4,983
Dividends                                               (17,558)    (15,681)
Investment by joint venture partner                       6,900       8,625
          Total financing activities                    (51,245)      5,259
Effect of exchange rates on cash                           (360)       (115)
Increase in cash and cash equivalents                     7,748       6,738
Cash and cash equivalents at beginning of year           27,991      27,543
Cash and cash equivalents at end of period           $   35,739  $   34,281

         See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that are expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):
                             March 31            December 31
                               1998                  1997

 Raw materials          $       62,219         $      61,740
 Work in process                56,439                53,069
 Finished products             247,968               229,450
 Supplies                        6,514                 5,950
                        $      373,140         $     350,209


NOTE C--CONTINGENCIES

On July 7, 1997, a major customer of the Company, Montgomery Ward Holding Co. ("Montgomery Ward"), filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, after adjustments which should be available in bankruptcy, the Company had accounts receivable due from Montgomery Ward of approximately $39 million. While the Company is currently unable to project the ultimate recovery on the accounts receivable, the Company has reserves of approximately $22 million for the estimated potential loss on the accounts receivable.
     Other contingent liabilities arising in the normal course of business, including guarantees, repurchase agreements, pending litigation, environmental remediation and other claims, taxes and other claims are not considered to be significant in relation to the Company's consolidated financial position.

NOTE D--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Principal financial data by industry segment and different geographic locations is as follows (in thousands):

Quarter Ended March 31
 Net sales                            1998              1997
 Home appliances
      North America            $     881,986     $     701,160
      Asia                            50,421            35,453
 Commercial appliances               107,979            55,856
 Consolidated                  $   1,040,386     $     792,469

 Operating income                     1998              1997
 Home appliances
      North America            $     127,750     $      73,507
      Asia                             4,238             3,524
 Commercial appliances                11,884             6,561
 General corporate                    (8,792)           (7,092)
 Consolidated                  $     135,080     $      76,500

NOTE E--COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted FASB Statement 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company s net income or shareowners equity. SFAS 130 requires unrealized gains or losses on the Company s available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income, which prior to adoption were reported separately in shareowners equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Total comprehensive income and its components, net of related tax, for the first quarter of 1998 and 1997 are as follows (in thousands):

                                                   1998            1997
 Net income                                  $      72,267   $      38,500
 Unrealized losses on securities                    (1,963)
 Foreign currency translation adjustments             (479)           (165)
 Comprehensive income                        $      69,825   $      38,335

The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

                                                   1998            1997
 Unrealized loss on securities               $      (5,568)  $      (3,605)
 Foreign currency translation adjustments           (7,736)         (7,257)
 Accumulated other comprehensive income      $     (13,304)  $     (10,862)

NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                                                 March 31

 In thousands except per share data        1998           1997

 Numerator for basic and diluted
 earnings per share - net income     $       72,267$        38,500
 Denominator for basic earnings per
 share - weighted average shares             94,346         97,616
 Effect of dilutive securities:
 Stock option plans                           1,647            598
 Restricted stock awards                        162            185
 Denominator for diluted earnings
 per share - adjusted weighted
 average shares                              96,155         98,399

 Basic earnings per share            $         0.77 $         0.39

 Diluted earnings per share          $         0.75 $         0.39

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 1998 with 1997

Net Sales: Maytag Corporation's consolidated net sales were a record $1.04 billion in the first quarter of 1998, an increase of 31 percent compared to the same period in 1997. Net sales in the first quarter of 1998 included sales of
G. S. Blodgett Corporation ("Blodgett"), a manufacturer of commercial cooking equipment, which was acquired by the Company on October 1, 1997. Excluding Blodgett, net sales for the first quarter of 1998 increased 27 percent from the same period in the prior year.
     North American home appliances net sales, which includes major appliances and floor care products, increased 26 percent in the first quarter of 1998 compared to 1997. Net sales were up from the prior year due to the introduction of new products including new lines of Maytag Neptune laundry products, top-mount refrigerators, Hoover upright vacuum cleaners and Hoover upright deep carpet cleaners. In addition, net sales were up from the prior year due to the volume associated with the initial shipments to Sears, Roebuck and Co. in connection with the Company's agreement to begin selling the full line of Maytag brand major appliances through most Sears stores in the U.S. beginning in February 1998. The Company's net sales also benefitted from the significant volume growth in industry shipments of major appliances in the first quarter of 1998 compared to the prior year period.
     Net sales reported by Rongshida-Maytag, the Company's home appliances joint venture in China, were up 42 percent in the first quarter of 1998 from the first quarter of 1997. The sales increase was primarily attributable to higher unit volume achieved by price reductions implemented on selected models in response to competitive conditions in China.
     Net sales of commercial appliances were up 93 percent from the first quarter of 1997. Excluding Blodgett, net sales increased 38 percent from 1997, driven by a significant increase in the sales volume of Dixie-Narco extended depth venders introduced in 1997.

Gross Profit: Maytag Corporation's consolidated gross profit as a percent of sales increased to 29.2 percent of sales in the first quarter of 1998 from 26.4 percent of sales in the first quarter of 1997.
     North American home appliances gross margins increased due to the increase in sales volume, favorable brand and product sales mix compared to the prior year, and the absence of production start-up costs associated with the Company's line of top-mount refrigerators which were incurred in 1997.
     Rongshida-Maytag gross margins decreased in the first quarter of 1998 compared to 1997 due to price reductions on selected models and an increase in research and development costs. During the second half of 1998, the Company expects Rongshida-Maytag to begin production of a new line of refrigerators for home use. The Company expects refrigerator production start-up costs to impact adversely the results of Rongshida-Maytag in 1998.
     Commercial appliances gross margins increased in the first quarter of 1998 compared to 1997 due to the operating leverage obtained from the increase in production volume as a result of the increase in net sales, partially offset by inefficiencies from the reorganization of manufacturing operations at Blodgett.
     The Company expects raw material prices in 1998 to be approximately the same as 1997 levels.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 16.2 percent of sales in the first quarter of 1998 compared to 16.8 percent of sales in the first quarter of 1997. The decrease was driven by the operating leverage obtained on fixed expenses with the increase in net sales in the first quarter of 1998. Selling, general and administrative expenses increased primarily due to an increase in advertising and promotion costs related to the increase in net sales.

Operating Income: Maytag Corporation's consolidated operating income for the first quarter of 1998 increased 77 percent to a record $135 million or 13 percent of sales compared to 9.7 percent of sales in the first quarter of 1997.
     North American home appliances operating income increased 74 percent in the first quarter of 1998 compared to 1997. Operating margin for the first quarter of 1998 was 14.5 percent of sales compared to 10.5 percent of sales in 1997.
The increase in operating margin was primarily due to the increase in gross profit margins discussed above.
     Rongshida-Maytag operating income was 20 percent higher in the first quarter of 1998 compared to 1997. However, operating margin was 8.4 percent of sales in the first quarter of 1998 compared to 9.9 percent of sales in the first quarter of 1997. The decrease in operating margin was primarily due to the decrease in gross profit margins discussed above.
     Commercial appliances operating income increased 81 percent in the first quarter of 1998 compared to 1997 primarily as a result of the increase in net sales. Operating margin for the first quarter of 1998 was 11 percent of sales compared to 11.7 percent of sales in 1997. The decrease in operating margin was primarily due to manufacturing inefficiencies at Blodgett.

Interest Expense: Interest expense increased 6 percent from the first quarter of 1997 due to an increase in short-term borrowings and lower capitalized interest.

Income Taxes: The effective tax rate for the first quarter of 1998 was 36.8 percent compared to 37.8 percent in the first quarter of 1997. The decrease in the effective tax rate was primarily due to savings from the Company's state and local tax initiatives.

Net Income: Maytag Corporation's net income for the first quarter of 1998 was a record $72.3 million compared to net income of $38.5 million in 1997. This increase was primarily due to the increase in operating income. Basic earnings per share increased 97 percent to $0.77 per share in the first quarter of 1998 compared to $0.39 per share in the first quarter of 1997. On a diluted basis, earnings per share increased 92 percent to $0.75 per share in the first quarter of 1998 compared to $0.39 per share in 1997. The increase in basic and diluted earnings per share was due to the increase in net income and the positive effect of the Company's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on the Company's cash flows is presented in the Statements of Condensed Consolidated Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities primarily consists of net income adjusted for certain non-cash items, changes in working capital items, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities in 1998 increased from 1997 as a result of an increase in net income partially offset by an increase in cash used for an increase in working capital.
      A portion of the Company's accounts receivable is concentrated among major national retailers, including Montgomery Ward. (See discussion of Montgomery Ward and the allowance for doubtful accounts in "NOTE C--CONTINGENCIES" section of the Notes to Condensed Consolidated Financial Statements.) A significant loss of business with any of these national retailers could have an adverse impact on the Company's ongoing operations. The Company believes that if such a loss of business with any of these national retailers were to occur, the impact would be mitigated by increased sales to other customers.

Total Investing Activities: The Company continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     The Company's capital expenditures in the first quarter of 1998 were $27 million compared to $44 million in the first quarter of 1997. The lower capital spending was due to the completion of several major capital projects in 1997. For 1998, the Company plans to invest approximately $190 million in capital expenditures, including those for Rongshida-Maytag.

Total Financing Activities: Dividend payments on the Company's common stock in the first quarter of 1998 were $15 million, or $.16 per share, compared to $16 million, or $.16 per share in 1997.
     In 1997, the Company's board of directors authorized the repurchase of up to 15 million additional shares beyond the previous share repurchase authorizations of 5 million shares and 10.8 million shares. Under these authorizations, the Company has repurchased 16.8 million shares at a cost of $404 million. During the first quarter of 1998, the Company repurchased 1 million shares at a cost of $46.8 million. The Company plans to continue the repurchase of shares over a non-specified period of time.
     During the first quarter of 1998, the Company amended the forward stock purchase agreement associated with the repurchase of four million shares by the Company during 1997. The future contingent purchase price adjustment included in the forward stock purchase agreement was amended to provide for settlement based on the difference in the market price of the Company's common stock at the time of settlement compared to the market price of the Company's common stock as of March 24, 1998 rather than as of August 20, 1997. The net cost of the amendment was $64 million. The forward stock purchase contract allows the Company to determine the method of settlement. The Company's objective in this transaction is to reduce the average price of repurchased shares.
     In connection with the share repurchase program, the Company sells options which give the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options. The put option contracts allow the Company to determine the method of settlement. The Company's objective in selling put options is to reduce the average price of repurchased shares. In the first quarter of 1998, the Company received $7 million in premium proceeds from the sale of put options. As of March 31, 1998, there were 3.9 million put options outstanding with strike prices ranging from $28.75 to $47 (the weighted-average strike price was $40.39).

     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which the Company was in compliance with at March 31, 1998. The Company also maintains the ability to issue an aggregate of $125 million in medium-term note securities under an effective shelf registration statement filed with the Securities and Exchange Commission.
     In February 1998, the Company's Board of Directors approved a new Shareholder Rights Plan effective May 2, 1998 which has the same principal features as the Shareholder Rights Plan approved in 1988 except the purchase price of each one one-hundredth of a share of preferred stock of the Company is $165. The new Rights were issued on May 2, 1998 and expire May 2, 2008.

Market Risks

The Company is subject to market risk, including changes in interest rates and foreign currency exchange rates. The Company manages market risks through the use of a variety of financial and derivative financial instruments. The Company's objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in interest rates and foreign currency rates.
     The Company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio.
The Company uses foreign currency forward and option contracts to hedge the U.S. dollar value resulting from anticipated foreign currency transactions.
     There have been no material changes in the reported market risks of the Company since December 31, 1997. See further discussion of these market risks and related financial instruments in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1997.

Year 2000

The Company uses computer information systems in conducting business, some of which do not properly address the year 2000. As a result of using two digits rather than four to define the applicable year, some programs that work with dates may incorrectly identify a date using "00" as the year 1900 rather than the year 2000. The computer systems used by the Company include both internally developed applications as well as software purchased from third parties. The Company made an assessment of the computer systems in use to determine the requirements to convert or replace such systems which do not properly address the year 2000.
     In the case of third party software, the Company incurs annual maintenance costs which enable it to obtain new software from the software vendors which correct the problem. The Company is currently in the process of implementing year 2000 compliant third party software. In the case of internally developed software, the Company is replacing and converting systems which do not properly address the year 2000. The Company believes this effort will be completed in sufficient time to replace existing systems. All costs associated with this internal conversion effort are being expensed as incurred and are not material to the performance of the Company.
     In addition, the Company s operations may be adversely impacted by its customers' or suppliers' year 2000 problems. The Company has undertaken an initiative to assess the efforts of organizations where there is a significant business relationship; however there is no assurance that the Company will not be affected by year 2000 problems of other organizations.

Contingencies

The Company has contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in "NOTE C--CONTINGENCIES" section of the Notes to Condensed Consolidated Financial Statements.)

Forward-Looking Statements

This Management's Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms such as "expects," "intends," "plans" or "should." These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which the Company competes, including changes in economic conditions in the geographic areas where the Company's operations exist or products are sold; timing and start-up of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; the cost and availability of raw materials and purchased components; progress on capital projects; the impact of business acquisitions or dispositions; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of Management's Discussion and Analysis.

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                                 March 31, 1998

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     27 (a) Financial Data Schedule - Quarter Ended March 31, 1998

     27 (b) Restated Financial Data Schedule - Quarter Ended March 31, 1997

(b)  Reports on Form 8-K

     The Company filed a Form 8-K dated February 12, 1998 under Item 5, Other Events, indicating it filed a Form 8-A and mailed letters to its shareholders relating to the adoption of a shareholder rights plan.

     The Company filed a Form 8-K dated March 23, 1998 under Item 5, Other Events, indicating it expected first quarter 1998 sales to exceed first quarter 1997 sales by as much as 25 percent and results for the first quarter of 1998 to be much better than the earnings per share consensus estimate of financial analysts published by First Call.

                               MAYTAG CORPORATION
                                   Signatures
                                 March 31, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MAYTAG CORPORATION


Date: May 13, 1998                      s/s  G. J. Pribanic

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