Form 10-Q
period 1998-06-30
MAYTAG CORP
filed 1998-08-13
CIK 63541

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q


   (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1998


                                     OR


   ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
  For the transition period from                   to

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


The number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1998:


                 Common Stock, $1.25 par value - 91,465,038

                             MAYTAG CORPORATION
                       Quarterly Report on Form 10-Q
                        Quarter Ended June 30, 1998


                                 I N D E X



                                                                 Page
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Statements of Consolidated Income................ 3

          Condensed Statements of Consolidated Financial Condition... 4

          Condensed Statements of Consolidated Cash Flows............ 6

          Notes to Condensed Consolidated Financial Statements....... 7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................  10

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk......................................................  15



PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.......  16

Item 6.   Exhibits and Reports on Form 8-K..........................  17

          Signatures................................................  18

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MAYTAG CORPORATION
                Condensed Statements of Consolidated Income


                            Three Months Ended        Six Months Ended
                                 June 30                   June 30
In thousands except per
share data                   1998         1997         1998          1997
Net sales                $1,021,699   $  814,541   $2,062,085   $ 1,607,010
Cost of sales               734,581      590,096    1,471,066     1,173,083
     Gross profit           287,118      224,445      591,019       433,927
Selling, general and
administrative expenses     160,967      136,059      329,788       269,041
     Operating income       126,151       88,386      261,231       164,886
Interest expense            (15,614)     (14,431)     (31,199)      (29,142)
Other - net                   1,405       (1,601)       1,733           478
     Income before
     income taxes and
     minority interest      111,942       72,354      231,765       136,222
Income taxes                 41,558       27,728       85,690        51,872
     Income before
     minority interest       70,384       44,626      146,075        84,350
Minority interest            (2,397)        (843)      (5,821)       (2,067)
     Net income          $   67,987   $   43,783   $  140,254   $    82,283


Basic earnings per
common share:
     Net income           $   0.73    $     0.45   $     1.50   $     0.84


Diluted earnings per
common share:
     Net income           $   0.71    $     0.44   $     1.47   $     0.83


Dividends per common
share                     $   0.16    $     0.16   $     0.32   $     0.32


              See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
          Condensed Statements of Consolidated Financial Condition

                                                 June 30       December 31
                                                   1998            1997
In thousands except share data
Assets

Current assets
Cash and cash equivalents                    $       29,260  $       27,991
Accounts receivable                                 590,704         473,741
Inventories                                         368,360         350,209
Deferred income taxes                                46,073          46,073
Other current assets                                 25,344          36,703
     Total current assets                         1,059,741         934,717


Noncurrent assets
Deferred income taxes                               118,006         118,931
Pension investments                                   1,471           2,160
Intangible pension asset                             33,819          33,819
Other intangibles                                   427,052         433,595
Other noncurrent assets                              45,344          49,660
     Total noncurrent assets                        625,692         638,165

Property, plant and equipment
Property, plant and equipment                     1,856,191       1,816,209
Less allowance for depreciation                     929,244         874,937
     Total property, plant and equipment            926,947         941,272
     Total assets                            $    2,612,380  $    2,514,154

         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
    Condensed Statements of Consolidated Financial Condition - Continued

                                                 June 30       December 31
                                                   1998            1997
 In thousands except share data
 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                               $     239,590   $     112,843
 Accounts payable                                  216,073         221,417
 Compensation to employees                          62,389          62,758
 Accrued liabilities                               191,010         161,344
 Current maturities of long-term debt                8,314           8,276
      Total current liabilities                    717,376         566,638

 Noncurrent liabilities
 Deferred income taxes                              15,185          23,666
 Long-term debt                                    545,378         549,524
 Postretirement benefits other than
 pensions                                          457,911         454,390
 Pension liability                                  40,883          31,308
 Other noncurrent liabilities                      123,607          99,096
      Total noncurrent liabilities               1,182,964       1,157,984

 Minority interest                                 175,324         173,723


 Shareowners' equity
 Preferred stock:
      Authorized--24,000,000 shares
      (par value $1.00)
      Issued--none
 Common stock:
      Authorized--200,000,000 shares
      (par value $1.25)
      Issued--117,150,593 shares,
    including shares in treasury                   146,438         146,438
 Additional paid-in capital                        452,733         494,646
 Retained earnings                                 652,207         542,118
 Cost of Common stock in treasury
 (1998--25,086,977 shares;
 1997--22,465,256 shares)                         (655,014)       (508,115)
 Employee stock plans                              (46,003)        (48,416)
 Accumulated other comprehensive income            (13,645)        (10,862)
      Total shareowners' equity                    536,716         615,809
      Total liabilities and shareowners'
      equity                                 $   2,612,380   $   2,514,154

         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
              Condensed Statements of Consolidated Cash Flows


                                                       Six Months Ended
                                                            June 30
In thousands                                           1998         1997
Operating activities
Net income                                         $  140,254   $   82,283
Adjustments to reconcile net income to net cash
provided by operating activities:
     Minority interest                                  5,821        2,067
     Depreciation and amortization                     75,578       66,298
     Deferred income taxes                             (7,271)      (4,397)
     Changes in working capital items:
          Accounts receivable                        (116,963)     (48,446)
          Inventories                                 (18,152)     (39,264)
          Other current assets                          4,460        2,600
          Other current liabilities                    32,348        5,132
          Restructuring reserves                       (1,728)      (5,753)
Pension assets and liabilities                         10,263        9,114
Postretirement benefits                                 3,522        4,120
Other--net                                             30,721       15,519
          Net cash provided by operating              158,853       89,273
          activities

Investing activities
Capital expenditures                                  (59,388)    (106,531)
          Total investing activities                  (59,388)    (106,531)

Financing activities
Proceeds from issuance of notes payable               128,365       48,553
Repayment of notes payable                             (1,615)        (993)
Proceeds from issuance of long-term debt                             1,104
Repayment of long-term debt                            (4,107)     (10,260)
Stock repurchases                                    (159,115)     (11,779)
Forward stock purchase contract amendment             (63,782)
Stock options exercised and other Common stock
transactions                                           30,635       20,025
Dividends                                             (34,384)     (31,645)
Investment by joint venture partner                     6,900        8,625
          Total financing activities                  (97,103)      23,630
Effect of exchange rates on cash                       (1,093)        (145)
Increase in cash and cash equivalents                   1,269        6,227
Cash and cash equivalents at beginning of year         27,991       27,543
Cash and cash equivalents at end of period         $   29,260   $   33,770

         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
            Notes to Condensed Consolidated Financial Statements
                               June 30, 1998



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):
                             June 30             December 31
                               1998                  1997

 Raw materials          $       61,379         $      61,740
 Work in process                55,279                53,069
 Finished products             245,189               229,450
 Supplies                        6,513                 5,950
                        $      368,360         $     350,209


NOTE C--CONTINGENCIES

On July 7, 1997, a major customer of the Company, Montgomery Ward Holding Co. ("Montgomery Ward"), filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, after adjustments which should be available in bankruptcy, the Company had accounts receivable due from Montgomery Ward of approximately $39 million. During the second quarter of 1998, the Company sold a $15 million participation interest in the accounts receivable claims for approximately $6 million. While the Company is unable to predict the ultimate recovery on the remaining accounts receivable claims, the Company has reserves in the allowance for doubtful accounts of approximately $13 million for the estimated potential loss on the remaining accounts receivable claims.
     Other contingent liabilities arising in the normal course of business, including guarantees, repurchase agreements, pending litigation, environmental remediation and other claims, taxes and other claims, are not considered to be significant in relation to the Company's consolidated financial position.

NOTE D--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Principal financial data by industry segment and different geographic locations is as follows (in thousands):

Quarter Ended June 30
 Net sales                            1998              1997
 Home appliances
      North America            $     860,858     $     724,569
      Asia                            30,824            26,255
 Commercial appliances               130,017            63,717
 Consolidated                  $   1,021,699     $     814,541

 Operating income                     1998              1997
 Home appliances
      North America            $     117,059     $      84,596
      Asia                             2,103             2,625
 Commercial appliances                16,077             7,739
 General corporate                    (9,088)           (6,574)
 Consolidated                  $     126,151     $      88,386

Six Months Ended June 30
 Net sales                            1998              1997
 Home appliances
      North America            $   1,742,844     $   1,425,729
      Asia                            81,245            61,708
 Commercial appliances               237,996           119,573
 Consolidated                  $   2,062,085     $   1,607,010

 Operating income                     1998              1997
 Home appliances
      North America            $     244,809     $     158,103
      Asia                             6,341             6,149
 Commercial appliances                27,961            14,300
 General corporate                   (17,880)          (13,666)
 Consolidated                  $     261,231     $     164,886

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

Total comprehensive income and its components, net of related tax, are as follows (in thousands):

 Quarter Ended June 30                             1998            1997
 Net income                                  $      67,987   $      43,783
 Unrealized gain on securities                         635
 Foreign currency translation adjustments             (976)              3
 Comprehensive income                        $      67,646   $      43,786

 Six Months Ended June 30                          1998            1997
 Net income                                  $     140,254   $      82,283
 Unrealized loss on securities                      (1,328)
 Foreign currency translation adjustments           (1,455)           (162)
 Comprehensive income                        $     137,471   $      82,121

The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:

                                                   1998            1997
 Unrealized loss on securities               $      (4,933)  $      (3,605)
 Foreign currency translation adjustments           (8,712)         (7,257)
 Accumulated other comprehensive income      $     (13,645)  $     (10,862)


NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                              Three Months Ended       Six Months Ended
                                    June 30                 June 30

 In thousands except per
 share data                     1998         1997        1998        1997

 Numerator for basic and
 diluted earnings per
 share - net income         $    67,987 $   43,783  $  140,254  $   82,283
 Denominator for basic
 earnings per share -
 weighted average shares         93,116     97,785      93,731      97,700
 Effect of dilutive
 securities:
 Stock option plans               1,753        825       1,700         712
 Restricted stock awards            187        215         174         200
 Forward stock purchase
 contract                           129                     65
 Denominator for diluted
 earnings per share -
 adjusted weighted average
 shares                          95,185     98,825      95,670      98,612

 Basic earnings per share   $     0.73  $     0.45  $     1.50  $     0.84

 Diluted earnings per
 share                      $     0.71  $     0.44  $     1.47  $     0.83

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPARISON OF 1998 WITH 1997

Net Sales: Consolidated net sales were $1.02 billion in the second quarter of 1998, an increase of 25 percent compared to the same period in 1997.
Net sales in the second quarter of 1998 included sales of G. S. Blodgett Corporation ("Blodgett"), a manufacturer of commercial cooking equipment, which was acquired by the Company on October 1, 1997. Excluding Blodgett, net sales increased 21 percent from the same period in the prior year. For the first half of 1998, consolidated net sales increased 28 percent compared to the prior year. Excluding Blodgett, net sales increased 24 percent from the same period in the prior year.
      North American home appliances net sales, which includes major appliances and floor care products, increased 19 percent in the second quarter of 1998 compared to 1997. For the first half of 1998, net sales for North American home appliances increased 22 percent from the same period in 1997. Net sales were up from the prior year due to the introduction of new products, including new lines of Maytag Neptune laundry products, Maytag refrigerators, Maytag cooking products, Hoover upright vacuum cleaners and Hoover upright deep carpet cleaners. In addition, net sales were up from the prior year due to the volume associated with shipments to Sears, Roebuck and Co. in connection with the Company's agreement to begin selling the full line of Maytag brand major appliances through most Sears stores in the U.S. beginning in February 1998. The Company's net sales also benefited from the significant volume growth in industry shipments of major appliances in the first half of 1998 compared to the prior year period.
     Net sales reported by Rongshida-Maytag, the Company's home appliances joint venture in China, were up 17 percent in the second quarter of 1998 from the second quarter of 1997. For the first half of 1998, Rongshida-Maytag net sales increased 32 percent compared to the same period in 1997. The sales increase was primarily attributable to higher unit volume partially offset by price reductions implemented on selected models in response to competitive conditions in China.
     Net sales of commercial appliances, which include commercial vending and cooking, were up 104 percent from the second quarter of 1997.
Excluding Blodgett, net sales increased 48 percent from 1997. For the first half of 1998, net sales were up 99 percent compared to 1997. Excluding Blodgett, net sales increased 43 percent from the first half of 1997. This net sales increase was primarily driven by a significant increase in the sales volume of Dixie-Narco enhanced capacity venders introduced in 1997.

Gross Profit:  Consolidated gross profit as a percent of sales increased to
28.1 percent in the second quarter of 1998 from 27.6 percent in the second quarter of 1997. For the first half of 1998, consolidated gross profit as a percent of sales increased to 28.7 percent compared to 27.0 percent in 1997.
     North American home appliances gross margins increased due to an increase in sales volume, favorable brand and product sales mix compared to the prior year, and the absence of production start-up costs associated with the Company's new line of top-mount refrigerators which were incurred in 1997.
     Rongshida-Maytag gross margins decreased due primarily from an increase in research and development costs associated with the new line of refrigerators. During the second half of 1998, the Company expects

Rongshida-Maytag to begin production of a new line of refrigerators for home use. Refrigerator production start-up costs will adversely the results of Rongshida-Maytag through the remainder of 1998.
     Commercial appliances gross margins increased due to the operating leverage obtained from the increase in sales volume, partially offset by inefficiencies from the reorganization of manufacturing operations at Blodgett.
     The Company expects raw material prices in 1998 to be approximately the same to slightly lower than 1997 levels.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expense spending increased primarily due to an increase in advertising and promotion costs related to the increase in net sales. However, selling, general and administrative expenses were 15.8 percent of sales in the second quarter of 1998 compared to 16.7 percent of sales in the same period in 1997. For the first half of 1998, consolidated selling, general and administrative expenses were 16.0 percent of sales compared to 16.7 percent in 1997. The decrease as a percent of sales was driven by the operating leverage obtained on fixed expenses with the increase in net sales in the second quarter and first half of 1998.

Operating Income: Consolidated operating income for the second quarter of 1998 increased 43 percent to $126 million, or 12.3 percent of sales, compared to $88 million, or 10.9 percent of sales in the same period in 1997. For the first half of 1998, consolidated operating income increased 58 percent to $261 million, or 12.7 percent of sales, compared to $165 million, or 10.3 percent of sales in 1997.
     North American home appliances operating income increased 38 percent in the second quarter of 1998 compared to 1997. Operating margin for the second quarter of 1998 was 13.6 percent of sales compared to 11.7 percent of sales in 1997. For the first half of 1998, operating income increased 55 percent compared to 1997. Operating margin for the first half of 1998 was 14.0 percent of sales compared to 11.1 percent of sales in 1997. The increase in operating margins was primarily due to the increase in gross profit margins discussed above.
     Rongshida-Maytag operating income decreased 20 percent in the second quarter of 1998 compared to 1997. Operating margin for the second quarter of 1998 was 6.8 percent of sales compared to 10.0 percent of sales in 1997. For the first half of 1998, operating income increased 3 percent compared to 1997. Operating margin for the first half of 1998 was 7.8 percent of sales compared to 10.0 percent of sales in 1997. The decrease in operating margins was primarily due to the decrease in gross profit margins discussed above.
     Commercial appliances operating income, which includes Blodgett in the current year, increased 108 percent in the second quarter of 1998 compared to 1997. Operating margin for the second quarter of 1998 was 12.4 percent of sales compared to 12.1 percent of sales in 1997. For the first half of 1998, operating income increased 96 percent compared to the same period in 1997. Operating margin for the first half of 1998 was 11.7 percent of sales compared to 12.0 percent of sales in 1997. The decrease in operating margin was due to manufacturing inefficiencies at Blodgett discussed above.

Interest Expense: Interest expense increased 8 percent and 7 percent from the second quarter and first half of 1997, respectively, due to an increase in short-term borrowings and lower capitalized interest.

Income Taxes:  The effective tax rate for the second quarter of 1998 was
37.1 percent compared to 38.3 percent in 1997. The effective tax rate for the first half of 1998 was 37.0 percent compared to 38.1 percent in 1997. The decrease in the effective tax rate was primarily due to savings from certain tax initiatives undertaken by the Company.

Net Income: Net income for the second quarter of 1998 was $68 million, an increase of 55 percent, compared to net income of $44 million in 1997. For the first half of 1998, net income increased 71 percent to $140 million compared to $82 million in 1997. The increase in net income was primarily due to the increase in operating income.
     Basic earnings per share increased 62 percent to $0.73 per share in the second quarter of 1998 compared to $0.45 per share in the second quarter of 1997. On a diluted basis, earnings per share increased 61 percent to $0.71 per share in the second quarter of 1998 compared to $0.44 per share in 1997. Basic earnings per share increased 79 percent to $1.50 per share in the first half of 1998 compared to $0.84 per share in the first half of 1997. On a diluted basis, earnings per share increased 77 percent to $1.47 per share in the first half of 1998 compared to $0.83 per share in 1997. The increase in basic and diluted earnings per share was due to the increase in net income and the effect of the Company's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on the Company's cash flows is presented in the Statements of Condensed Consolidated Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities primarily consists of net income adjusted for certain non-cash items, changes in working capital items, changes in pension assets and liabilities, and changes in the liability for postretirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities in the first half of 1998 increased from 1997 as a result of an increase in net income partially offset by an increase in working capital.
     A portion of the Company's accounts receivable is concentrated among major national retailers, including Montgomery Ward. (See discussion of Montgomery Ward and the allowance for doubtful accounts in "NOTE C-- CONTINGENCIES" section of the Notes to Condensed Consolidated Financial Statements.) A significant loss of business with any of these national retailers could have an adverse impact on the Company's ongoing operations.

Total Investing Activities: The Company continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     Capital expenditures in the first half of 1998 were $59 million compared to $107 million in the same period in 1997. The lower capital spending was due to the completion of several major capital projects in 1997. For 1998, the Company plans to invest approximately $160 million in capital expenditures, including those for Rongshida-Maytag.

Total Financing Activities: Dividend payments on the Company's common stock in the first half of 1998 were $30.2 million, or $.32 per share, compared to $31.4 million, or $.32 per share in 1997.
     In 1997, the Company's board of directors authorized the repurchase of up to 15 million additional shares beyond the previous share repurchase authorizations of 5 million shares and 10.8 million shares. Under these authorizations, the Company has repurchased 19.6 million shares at a cost of $548 million. During the first half of 1998, the Company repurchased
3.1 million shares at a cost of $159 million. In the month of July, the Company repurchased an additional 0.7 million shares at a cost of $32 million. The Company plans to continue the repurchase of shares over a non-specified period of time.
     During the first quarter of 1998, the Company amended the forward stock purchase agreement associated with the repurchase of four million shares by the Company during 1997. The future contingent purchase price adjustment included in the forward stock purchase agreement was amended to provide for settlement based on the difference in the market price of the Company's common stock at the time of settlement compared to the market price of the Company's common stock as of March 24, 1998 rather than as of August 20, 1997. The net cost of the amendment was $64 million. The forward stock purchase contract allows the Company to determine the method of settlement. The Company's objective in this transaction is to reduce the average price of repurchased shares.
     In connection with the share repurchase program, the Company sells options which give the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options. The put option contracts allow the Company to determine the method of settlement. The Company's objective in selling put options is to reduce the average price of repurchased shares. In the first half of 1998, the Company received $17 million in premium proceeds from the sale of put options. As of June 30, 1998, there were 4 million put options outstanding with strike prices ranging from $28.75 to $52.39 (the weighted-average strike price was $46.82).
     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations are planned to be supplemented by borrowings. The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which the Company was in compliance with at June 30, 1998. The Company also maintains the ability to issue an aggregate of $125 million in medium-term note securities under an effective shelf registration statement filed with the Securities and Exchange Commission.

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

Year 2000

The much publicized "Year 2000 problem" arises because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, these computer applications could fail or create erroneous results. The global extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the economy and the Company. The Company uses computer information systems and manufacturing equipment which may be affected. It also relies on suppliers and customers who are also dependent on systems and equipment which use date dependent software.
     In 1996 the Company began its effort for the conversion or replacement of North American computer information systems which did not properly address the Year 2000. This effort involved both plans for creating replacement systems for those computer information systems which were developed internally as well as obtaining versions of software purchased from third parties which are Year 2000 ready. The Company expects to have substantially converted or replaced computer information systems for its North American business operations by the end of 1998 except that the conversion effort is not expected to be completed until sometime in 1999 for Blodgett, which was acquired by the Company in the fourth quarter of 1997.
     In 1997 the Company began to review the production equipment used in manufacture of its products in the Company s North American operations as well as the systems related to the infrastructure of the North American manufacturing and office facilities. The Company is continuing to inventory and verify Year 2000 readiness of computer controlled manufacturing equipment and computer controls for the North American manufacturing and office facilities. This effort is approximately 50 percent complete and requires validation of equipment from the equipment manufacturer.
     In 1997 the Company also began to assess the Year 2000 problem remediation efforts of North American suppliers, including providers of services such as utilities, and customers where there is a significant business relationship; however there is no assurance that the Company will not be affected by the Year 2000 problems of other organizations.
     Rongshida-Maytag is currently initiating a review of the implications of the Year 2000 problem on computer information systems and equipment used in the manufacture of its products or facilities. The remediation effort required for the computer information systems and equipment for Rongshida-Maytag has not yet been identified.
     The costs associated with the Company's Year 2000 remediation are being expensed as incurred; and are not material to the performance of the Company for previous periods and are not expected to be material relative to the future performance of the Company. As previously identified, the Company utilizes software which was acquired from third parties. The Company has maintenance agreements with certain of its software vendors which in return for annual contractual payments enable it to obtain new software releases, including versions which are now Year 2000 ready.
     If the Company is unsuccessful or if the remediation efforts of its key suppliers or customers are unsuccessful with regard to Year 2000 remediation, there may be a material adverse impact on the Company's consolidated results and financial condition. The Company s contingency plan is currently limited to such precautionary measures as an anticipated increased level of finished goods and raw materials to minimize the potential disruption in the Company s ability to manufacture and distribute products. However, the Company is unable to quantify any potential adverse impact at this time, but will continue to monitor and evaluate the situation.

Contingencies

The Company has contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in "NOTE C--CONTINGENCIES" section of the Notes to Condensed Consolidated Financial Statements.)

Forward-Looking Statements

This Management's Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms such as "expects," "intends," "plans" or "should." These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which the Company competes, including changes in economic conditions in the geographic areas where the Company's operations exist or products are sold; timing and start-up of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the ability of the Company and customers and suppliers to become Year 2000 ready in a timely manner; the cost and availability of raw materials and purchased components; progress on capital projects; the impact of business acquisitions or dispositions; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of Management's Discussion and Analysis.

                             MAYTAG CORPORATION
            Submission of Matters to a Vote of Security Holders
                               June 30, 1998

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)  The Company held its Annual Meeting of Shareholders on May 14, 1998.

(c)  The following matters were voted upon at the Annual Meeting of
     Shareholders:

     1. The election of the nominees for the Board of Directors who will serve for a term to expire at the 2001 Annual Meeting of Shareholders was voted on by the shareholders. The nominees, all of whom were elected, were Wayland R. Hicks, W. Ann Reynolds, John A. Sivright, Fred G. Steingraber. The Inspectors of Election certified the following vote tabulations:


                                      FOR           WITHHELD     NON-VOTES
           Wayland R. Hicks        82,254,313      1,326,079         0
           W. Ann Reynolds         82,354,162      1,226,230         0
           John A. Sivright        81,481,893      2,098,500         0
           Fred G. Steingraber     82,400,320      1,180,073         0


      2. A proposal to select Ernst & Young LLP as independent auditors to audit the financial statements to be included in the Annual Report to Shareholders for 1998 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                       FOR            AGAINST        ABSTAIN      NON-VOTES
                   83,163,589         273,456        143,347          0


      3. A proposal to adopt the Maytag Corporation 1998 Non-Employee Directors' Stock Option Plan:

                       FOR            AGAINST        ABSTAIN      NON-VOTES
                   75,346,266        6,370,453      1,713,966         0


      4. A proposal from a shareholder to elect the entire Board of Directors each year with an independent lead director and future change in the frequency of election of directors be submitted to shareholder vote as a stand-alone issue and this resolution applies to successor company(s).

                       FOR            AGAINST        ABSTAIN      NON-VOTES
                   27,692,815        44,471,134     1,520,504     9,896,354

                             MAYTAG CORPORATION
                      Exhibits and Reports on Form 8-K
                               June 30, 1998

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits

      27(a) Financial Data Schedule - Six Months Ended June 30, 1998 27(b) Restated Financial Data Schedule - Six Months Ended June 30, 1997

(b)   Reports on Form 8-K

      The Company filed a Form 8-K dated August 6, 1998 under Item 5, Other Events, indicating it expects to repurchase more of its common stock in 1998 than originally planned given the cash flow strength being generated by record sales and earnings.

                             MAYTAG CORPORATION
                                 Signatures
                               June 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MAYTAG CORPORATION

                                        s/s G.J. Pribanic
Date: August 12, 1998                   ____________________
                                        Gerald J. Pribanic
                                        Executive Vice President and
                                        Chief Financial Officer

                                        s/s Steven H. Wood
                                        ______________________
                                        Steven H. Wood
                                        Vice President, Financial
                                        Reporting and Audit and Chief
                                        Accounting Officer