Form 10-Q
period 1998-09-30
MAYTAG CORP
filed 1998-11-12
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


 (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 1998


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


The number of shares outstanding of each of the issuer's classes of common stock, as of October 3, 1998:


                   Common Stock, $1.25 par value - 89,969,496

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 1998


                                    I N D E X



                                                             Page
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Statements of Consolidated Income................ 3

     Condensed Statements of Consolidated Financial Condition... 4

     Condensed Statements of Consolidated Cash Flows............ 6

     Notes to Condensed Consolidated Financial Statements....... 7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................  10

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk.................................................  16



PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.....................  17

          Signatures...........................................  18

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MAYTAG CORPORATION
                Condensed Statements of Consolidated Income

                            Three Months Ended        Nine Months Ended
                              September 30              September 30
In thousands except per
share data                   1998         1997          1998         1997
Net sales                $1,035,202   $  855,804   $ 3,097,287   $2,462,814
Cost of sales               736,385      616,270     2,207,451    1,789,353
     Gross profit           298,817      239,534       889,836      673,461
Selling, general and
administrative expenses     159,526      149,714       489,314      418,755
     Operating income       139,291       89,820       400,522      254,706
Interest expense            (16,089)     (13,473)      (47,288)     (42,615)
Other - net                   3,549          661         5,282        1,139
     Income before
     income taxes and
     minority interest      126,751       77,008       358,516      213,230
Income taxes                 47,630       25,381       133,320       77,253
     Income before
     minority interest       79,121       51,627       225,196      135,977
Minority interest            (1,681)      (2,350)       (7,502)      (4,417)
     Income before
     extraordinary item      77,440       49,277       217,694      131,560
Extraordinary item -
loss on early
retirement of debt           (3,500)                    (3,500)
     Net income          $   73,940   $   49,277   $   214,194   $  131,560

Basic earnings per
common share:
     Income before
     extraordinary item  $    0.85    $     0.51   $      2.35   $     1.35
     Extraordinary item
     - loss on early
     retirement of debt      (0.04)                      (0.04)
     Net income          $    0.82    $     0.51   $      2.31   $     1.35

Diluted earnings per
common share:
     Income before
     extraordinary item  $    0.84    $     0.50   $      2.30   $     1.34
     Extraordinary item
     - loss on early
     retirement of debt      (0.04)                      (0.04)
     Net income          $    0.80    $     0.50   $      2.26   $     1.34

Dividends per common
share                    $     0.18   $     0.16   $     0.50   $     0.48

          See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
          Condensed Statements of Consolidated Financial Condition

                                              September 30     December 31
                                                  1998             1997
In thousands except share data
Assets

Current assets
Cash and cash equivalents                   $       24,131   $       27,991
Accounts receivable                                581,497          473,741
Inventories                                        361,779          350,209
Deferred income taxes                               46,073           46,073
Other current assets                                14,154           36,703
     Total current assets                        1,027,634          934,717


Noncurrent assets
Deferred income taxes                              118,006          118,931
Pension investments                                  1,325            2,160
Intangible pension asset                            33,819           33,819
Other intangibles                                  425,283          433,595
Other noncurrent assets                             40,886           49,660
     Total noncurrent assets                       619,319          638,165

Property, plant and equipment
Property, plant and equipment                    1,890,471        1,816,209
Less allowance for depreciation                    963,302          874,937
     Total property, plant and equipment           927,169          941,272
     Total assets                           $    2,574,122   $    2,514,154

         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
    Condensed Statements of Consolidated Financial Condition - Continued

                                              September 30     December 31
                                                  1998             1997
 In thousands except share data
 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                              $     249,273    $     112,843
 Accounts payable                                 224,229          221,417
 Compensation to employees                         78,230           62,758
 Accrued liabilities                              202,013          161,344
 Current maturities of long-term debt             128,159            8,276
     Total current liabilities                    881,904          566,638

 Noncurrent liabilities
 Deferred income taxes                             15,380           23,666
 Long-term debt                                   374,904          549,524
 Postretirement benefits other than
 pensions                                         459,164          454,390
 Pension liability                                 35,600           31,308
 Other noncurrent liabilities                     119,895           99,096
     Total noncurrent liabilities               1,004,943        1,157,984

 Minority interest                                175,152          173,723


 Shareowners' equity
 Preferred stock:
     Authorized--24,000,000 shares
     (par value $1.00)
     Issued--none
 Common stock:
     Authorized--200,000,000 shares
     (par value $1.25)
     Issued--117,150,593 shares,
     including shares in treasury                 146,438          146,438
 Additional paid-in capital                       459,086          494,646
 Retained earnings                                709,863          542,118
 Cost of Common stock in treasury
 (1998--26,869,606 shares;
 1997--22,465,256 shares)                        (740,936)        (508,115)
 Employee stock plans                             (45,949)         (48,416)
 Accumulated other comprehensive income           (16,379)         (10,862)
     Total shareowners' equity                    512,123          615,809
     Total liabilities and shareowners'
     equity                                 $   2,574,122    $   2,514,154

         See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
              Condensed Statements of Consolidated Cash Flows


                                                       Nine Months Ended
                                                          September 30
In thousands                                           1998         1997
Operating activities
Net income                                         $  214,194   $  131,560
Adjustments to reconcile net income to net cash
provided by operating activities:
Extraordinary item - early retirement of debt           3,500            0
    Minority interest                                   7,502        4,417
    Depreciation and amortization                     112,375      100,694
    Deferred income taxes                              (7,361)      (5,632)
    Changes in working capital items:
         Accounts receivable                         (107,755)     (52,790)
         Inventories                                  (11,570)     (18,711)
         Other current assets                          15,649        3,498
         Other current liabilities                     69,645       25,203
         Restructuring reserves                        (1,970)      (7,728)
Pension assets and liabilities                          5,126       12,087
Postretirement benefits                                 4,775        4,687
Other--net                                             29,245       12,395
         Net cash provided by operating               333,355      209,680
         activities

Investing activities
Capital expenditures                                  (93,831)    (166,760)
         Total investing activities                   (93,831)    (166,760)

Financing activities
Proceeds from issuance of notes payable               138,045       36,524
Repayment of notes payable                             (1,615)      (3,142)
Proceeds from issuance of long-term debt                             8,688
Repayment of long-term debt                           (54,737)     (69,810)
Debt repurchase premiums                               (3,500)
Stock repurchases                                    (247,106)    (123,529)
Forward stock purchase contract amendment             (63,782)
Stock options exercised and other Common stock
transactions                                           37,341       45,763
Dividends                                             (52,520)     (46,816)
Investment by joint venture partner                     6,900       18,975
Proceeds from sale of LLC member interest                          100,000
         Total financing activities                  (240,974)     (33,347)
Effect of exchange rates on cash                       (2,410)          30
Increase in cash and cash equivalents                  (3,860)       9,603
Cash and cash equivalents at beginning of year         27,991       27,543
Cash and cash equivalents at end of period         $   24,131   $   37,146

         See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):
                            September 30        December 31
                                1998                1997

 Raw materials           $        55,171     $        61,740
 Work in process                  58,002              53,069
 Finished products               242,277             229,450
 Supplies                          6,329               5,950
                         $       361,779     $       350,209


NOTE C--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Principal financial data by industry segment and different geographic locations is as follows (in thousands):

Quarter Ended September 30
 Net sales                           1998              1997
 Home appliances
     North America             $     891,311     $     777,257
     Asia                             16,598            27,654
 Commercial appliances               127,293            50,893
 Consolidated                  $   1,035,202     $     855,804

 Operating income                    1998              1997
 Home appliances
     North America             $     133,107     $      87,217
     Asia                                503             2,340
 Commercial appliances                13,780             4,303
 General corporate                    (8,099)           (4,040)
 Consolidated                  $     139,291     $      89,820

Nine Months Ended September 30
 Net sales                           1998              1997
 Home appliances
     North America             $   2,634,155     $   2,202,986
     Asia                             97,843            89,362
 Commercial appliances               365,289           170,466
 Consolidated                  $   3,097,287     $   2,462,814

 Operating income                    1998              1997
 Home appliances
     North America             $     377,916     $     245,320
     Asia                              6,844             8,489
 Commercial appliances                41,741            18,603
 General corporate                   (25,979)          (17,706)
 Consolidated                  $     400,522     $     254,706

NOTE D--COMPREHENSIVE INCOME

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

Total comprehensive income and its components, net of related tax, are as follows (in thousands):

 Quarter Ended September 30                       1998             1997
 Net income                                 $      73,940    $      49,277
 Unrealized gain on securities                       (953)
 Foreign currency translation adjustments          (1,781)             200
 Comprehensive income                       $      71,206    $      49,477



 Nine Months Ended September 30                   1998             1997
 Net income                                 $     214,194    $     131,560
 Unrealized loss on securities                     (2,281)
 Foreign currency translation adjustments          (3,236)              38
 Comprehensive income                       $     208,677    $     131,598

The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:

                                                  1998             1997
 Unrealized loss on securities              $      (5,886)   $      (3,605)
 Foreign currency translation adjustments         (10,493)          (7,257)
 Accumulated other comprehensive income     $     (16,379)   $     (10,862)

NOTE E--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                              Three Months Ended       Nine Months Ended
                                 September 30             September 30

 In thousands except per
 share data                     1998         1997        1998       1997

 Numerator for basic and
 diluted earnings per
 share - net income         $    73,940 $    49,277 $   214,194 $  131,560
 Denominator for basic
 earnings per share -
 weighted average shares         90,705      96,600      92,722     97,334
 Effect of dilutive
 securities:
 Stock option plans               1,600       1,050       1,655        820
 Restricted stock awards            206         166         185        189
 Put options                        149          21          62         10
 Forward stock purchase
 contract                                       221          43         74
 Denominator for diluted
 earnings per share -
 adjusted weighted average
 shares                          92,660      98,058      94,667     98,427

 Basic earnings per share   $      0.82 $      0.51 $      2.31 $     1.35

 Diluted earnings per
 share                      $      0.80 $      0.50 $      2.26 $     1.34


NOTE F--CONTINGENCIES

The Company has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation and other claims, taxes and other claims which are not considered to be significant in relation to the Company's consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPARISON OF 1998 WITH 1997

Net Sales: Consolidated net sales were $1.04 billion in the third quarter of 1998, an increase of 21 percent compared to the same period in 1997. Net sales in the third quarter of 1998 included sales of G. S. Blodgett Corporation ("Blodgett"), a manufacturer of commercial cooking equipment, which was acquired by the Company on October 1, 1997. Excluding Blodgett, net sales increased 17 percent from the same period in the prior year. For the first nine months of 1998, consolidated net sales increased 26 percent compared to the prior year. Excluding Blodgett, net sales increased 22 percent from the same period in the prior year.
    North American home appliances net sales, which includes major appliances and floor care products, increased 15 percent in the third quarter of 1998 compared to 1997. For the first nine months of 1998, net sales for North American home appliances increased 20 percent from the same period in 1997. Net sales were up from the prior year due to the introduction of new products, including new lines of Maytag Neptune laundry products, Maytag refrigerators, Maytag cooking products, Hoover upright vacuum cleaners and Hoover upright deep carpet cleaners. In addition, net sales were up from the prior year due to the volume associated with shipments to Sears, Roebuck and Co. in connection with the Company's agreement to begin selling the full line of Maytag brand major appliances through most Sears stores in the U.S. beginning in February 1998.
The Company's net sales also benefited from the significant volume growth in industry shipments of major appliances in the first nine months of 1998 compared to the prior year period.
    Net sales reported by Rongshida-Maytag, the Company's home appliances joint venture in China, were down 40 percent in the third quarter of 1998 from the third quarter of 1997. The decrease in sales was primarily a result of economic conditions in China exacerbated by record flooding occurring in the third quarter of 1998. For the first nine months of 1998, Rongshida-Maytag net sales increased 9 percent compared to the same period in 1997. The sales increase was primarily attributable to higher unit volume partially offset by price reductions on selected models in response to competitive conditions in China.
    Net sales of commercial appliances, which include commercial vending and cooking, were up 150 percent from the third quarter of 1997. Excluding Blodgett, net sales increased 77 percent from 1997. For the first nine months of 1998, net sales of commercial appliances were up 114 percent compared to 1997. Excluding Blodgett, net sales increased 53 percent from the first nine months of 1997. This net sales increase was primarily driven by a significant increase in the sales volume of Dixie-Narco enhanced capacity venders introduced in 1997.

Gross Profit: Consolidated gross profit as a percent of sales increased to 28.9 percent in the third quarter of 1998 from 28.0 percent in the third quarter of 1997. For the first nine months of 1998, consolidated gross profit as a percent of sales increased to 28.7 percent compared to 27.3 percent in 1997.
    North American home appliances gross margins increased in the third quarter and first nine months of 1998 compared to the prior year, due to an increase in sales volume, favorable brand and product sales mix and the absence of production start-up costs associated with the Company's new line of top-mount refrigerators which were incurred in 1997.
    Rongshida-Maytag gross margins decreased in large part from refrigeration production start-up costs and an increase in research and development costs associated with the new line of refrigerators. Refrigerator production start-up costs will adversely impact the results of Rongshida-Maytag through the remainder of 1998.
    Commercial appliances gross margins increased in the third quarter and first nine months of 1998 compared to the prior year, due to the operating leverage obtained from the increase in sales volume, partially offset by inefficiencies from the reorganization of manufacturing operations at Blodgett.
    The Company has realized lower raw material prices in 1998 compared to 1997 and expects the trend to continue for the remainder of 1998.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were 15.4 percent of sales in the third quarter of 1998 compared to 17.5 percent of sales in the same period in 1997. The primary reason for the decrease as a percent of sales was the operating leverage obtained on fixed expenses with the increase in net sales, and 1997 included additional advertising and sales promotion related to new product introductions. For the first nine months of 1998, consolidated selling, general and administrative expenses were 15.8 percent of sales compared to 17.0 percent in 1997. The decrease as a percent of sales was driven by the items discussed above.

Operating Income: Consolidated operating income for the third quarter of 1998 increased 55 percent to $139 million, or 13.5 percent of sales, compared to $90 million, or 10.5 percent of sales in the same period in 1997. For the first nine months of 1998, consolidated operating income increased 57 percent to $401 million, or 12.9 percent of sales, compared to $255 million, or 10.3 percent of sales in 1997.
    North American home appliances operating income increased 53 percent in the third quarter of 1998 compared to 1997. Operating margin for the third quarter of 1998 was 14.9 percent of sales compared to 11.2 percent of sales in 1997.
For the first nine months of 1998, operating income increased 54 percent compared to 1997. Operating margin for the first nine months of 1998 was 14.3 percent of sales compared to 11.1 percent of sales in 1997. The increase in operating margins in the third quarter and first nine months of 1998 was primarily due to the increase in gross profit margins and decrease in selling, general and administrative expenses as a percent of sales discussed above.
    Rongshida-Maytag operating income decreased 79 percent in the third quarter of 1998 compared to 1997. Operating margin for the third quarter of 1998 was
3.0 percent of sales compared to 8.5 percent of sales in 1997. For the first nine months of 1998, operating income decreased 19 percent compared to 1997. Operating margin for the first nine months of 1998 was 7.0 percent of sales compared to 9.5 percent of sales in 1997. The decrease in operating margins in the third quarter and first nine months of 1998 was primarily due to the decrease in gross profit margins discussed above.
    Commercial appliances operating income, which includes Blodgett in the current year, increased 220 percent in the third quarter of 1998 compared to 1997. Operating margin for the third quarter of 1998 was 10.8 percent of sales compared to 8.5 percent of sales in 1997. For the first nine months of 1998, operating income increased 124 percent compared to the same period in 1997. Operating margin for the first nine months of 1998 was 11.4 percent of sales compared to 10.9 percent of sales in 1997. The increase in operating margins in the third quarter and first nine months of 1998 was due to the increase in gross profit margins and decrease in selling, general and administrative expenses as a percent of sales described above.

Interest Expense: Interest expense increased 19 percent and 11 percent from the third quarter and first nine months of 1997, respectively, due to an increase in short-term borrowings and lower capitalized interest.

Income Taxes: The effective tax rate for the third quarter of 1998 was 37.6 percent compared to 33.0 percent in 1997. The effective tax rate for the first nine months of 1998 was 37.2 percent compared to 36.2 percent in 1997. The increase in the effective tax rate was primarily due to 1997 including a $2 million one-time benefit from the resolution of certain Internal Revenue Service issues. Excluding that benefit, the 1997 consolidated tax rate would have been
37.2 percent.

Extraordinary Item: During the third quarter, the Company retired $50.5 million of long-term debt at a cost of $3.5 million after-tax, or $0.04 per share.

Net Income: Net income for the third quarter of 1998 was $74 million, an increase of 50 percent, compared to net income of $49 million in 1997. For the first nine months of 1998, net income increased 63 percent to $214 million compared to $132 million in 1997. The increase in net income was primarily due to the increase in operating income. The third quarter and the first nine months of 1998 include a $3.5 million after-tax charge for the early retirement of debt. (See discussion of the extraordinary items in "Extraordinary Item" section of this Management's Discussion and Analysis.) Excluding the special charge, net income was $77 million and $218 million for the third quarter and the first nine months of 1998, respectively.
    Diluted earnings per share increased 60 percent to $0.80 per share in the third quarter of 1998 compared to $0.50 per share in 1997. Excluding the special charge described above, 1998 third quarter diluted earnings per share was $.84. Diluted earnings per share increased 69 percent to $2.26 per share in the first nine months of 1998 compared to $1.34 per share in 1997. Excluding the special charge described above, the first nine months of 1998 diluted earnings per share was $2.30. The increase in diluted earnings per share in the third quarter and first nine months of 1998 was due to the increase in net income and the effect of the Company's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on the Company's cash flows is presented in the Statements of Condensed Consolidated Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities primarily consists of net income adjusted for certain non-cash items, changes in working capital items, changes in pension assets and liabilities, and changes in the liability for postretirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
    Net cash provided by operating activities in the first nine months of 1998 increased from 1997 as a result of an increase in net income and various accruals related to the increase in sales (i.e., warranty, advertising and sales promotion) partially offset by an increase in working capital.
    A portion of the Company's accounts receivable is concentrated among major national retailers. A significant loss of business with any of these national retailers could have an adverse impact on the Company's ongoing operations.

Total Investing Activities: The Company continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
    Capital expenditures in the first nine months of 1998 were $94 million compared to $167 million in the same period in 1997. The lower capital spending was due to the completion of several major capital projects in 1997. For 1998, the Company plans to invest approximately $150 million in capital expenditures, including those for Rongshida-Maytag.

Total Financing Activities: Dividend payments on the Company's common stock in the first nine months of 1998 were $46.4 million, or $.50 per share, compared to $46.6 million, or $.48 per share in 1997.
    In 1997, the Company's board of directors authorized the repurchase of up to 15 million additional shares beyond the previous share repurchase authorizations totalling 15.8 million shares. Under these authorizations, the Company has repurchased 20.8 million shares at a cost of $604 million, which includes five million shares purchased at a cost of $247 million during the first nine months of 1998. As of September 30, 1998, of the ten million shares which may be repurchased under existing board authorization, the Company is committed to purchase four million shares under put options contracts, if such options are exercised. (See discussion of these put option contracts below.) The Company plans to continue the repurchase of shares over a non-specified period of time.
    During the first quarter of 1998, the Company amended the forward stock purchase agreement associated with the repurchase of four million shares by the Company during 1997. The future contingent purchase price adjustment included in the forward stock purchase agreement was amended to provide for settlement based on the difference in the market price of the Company's common stock at the time of settlement compared to the market price of the Company's common stock as of March 24, 1998 rather than as of August 20, 1997. The net cost of the amendment was $64 million. During the third quarter of 1998, the Company further amended the forward stock purchase agreement to establish the future settlement price on one million of the total four million shares. The forward stock purchase contract allows the Company to determine the method of settlement. The Company's objective in this transaction is to reduce the average price of repurchased shares.
    In connection with the share repurchase program, the Company sells put options which give the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options. The put option contracts allow the Company to determine the method of settlement. The Company's objective in selling put options is to reduce the average price of repurchased shares. In the first nine months of 1998, the Company received $23 million in premium proceeds from the sale of put options. As of September 30, 1998, there were four million put options outstanding with strike prices ranging from $43.25 to $52.09 (the weighted-average strike price was $48.69).
    Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations are planned to be supplemented by borrowings. The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage, with which the Company was in compliance at September 30, 1998.

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

Year 2000

The much publicized "Year 2000 problem," affecting most companies, arises because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, these computer applications could fail or create erroneous results. The global extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the economy and the Company. The Company uses computer information systems and manufacturing equipment which may be affected. It also relies on suppliers and customers who are also dependent on systems and equipment which use date dependent software.
    In 1996 the Company began its effort for the conversion or replacement of North American computer information systems which did not properly address the Year 2000. This effort involved both plans for creating replacement systems for those computer information systems which were developed internally as well as obtaining versions of software purchased from third parties which are Year 2000 ready. The Company estimates that this effort is approximately 75 percent complete as of September 30, 1998. The Company expects to have substantially converted or replaced its critical computer information systems for its North American business operations by the end of 1998 except that the conversion effort is not expected to be completed until mid-1999 for Blodgett, which was acquired by the Company in the fourth quarter of 1997.
    In mid-1997 the Company began to review the production equipment used in manufacture of its products in the Company s North American operations as well as the systems related to the infrastructure of the North American manufacturing and office facilities. The Company is continuing to inventory and verify Year 2000 readiness of computer controlled manufacturing equipment and computer controls for the North American manufacturing and office facilities. This effort is approximately 50 percent complete as of September 30, 1998 and requires validation of equipment from the equipment manufacturer. The Company expects the remediation effort of its critical production equipment and systems related to its infrastructure for its North American business operations to be substantially completed by the end of 1998.
    In 1997 the Company also began to assess the Year 2000 problem remediation efforts of third parties in North America who have material relationships with the Company including, but not limited to: providers of services such as utilities, suppliers of raw materials and customers where there is a significant business relationship; however there is no assurance that the Company will not be affected by the Year 2000 problems of other organizations.
    Rongshida-Maytag is currently initiating a review of the implications of the Year 2000 problem on computer information systems and equipment used in the manufacture of its products or facilities. The remediation effort required for the computer information systems and equipment for Rongshida-Maytag has not yet been identified.
    The costs associated with the Company's Year 2000 remediation are being expensed as incurred; are not material to the performance of the Company for previous periods and are not expected to be material relative to the future performance of the Company. The company estimates it has spent approximately $10 million to date on the Year 2000 issue and expects to spend not more than $20 million in total on the Year 2000 issue. As previously identified, the

Company utilizes software which was acquired from third parties. The Company has maintenance agreements with certain of its software vendors which, in return for annual contractual payments, enable it to obtain new software releases, including versions which are now Year 2000 ready.
    If the Company is unsuccessful or if the remediation efforts of its key suppliers or customers are unsuccessful with regard to Year 2000 remediation, there may be a material adverse impact on the Company's consolidated results and financial condition. If the Company's Year 2000 remediation effort is not successful, the most likely worst case scenario is that the Company will be unable to manufacture and distribute its products. The Company is unable to estimate the financial impact of Year 2000 issues because it cannot predict the magnitude or time length of potential Year 2000 business interruptions. The Company s contingency plan is currently under development and includes such precautionary measures as an anticipated increased level of finished goods and raw materials to minimize the potential disruption in the Company s ability to manufacture and distribute products.
    While the Company expects its Year 2000 issues to be successfully remedied, it cannot guarantee that the Year 2000 issues of third parties will not negatively impact Maytag's financial condition.

Contingencies

See discussion of contingent liabilites in "NOTE F--CONTINGENCIES" section of the Notes to Condensed Consolidated Financial Statements.

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

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                               September 30, 1998

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     27(a) Financial Data Schedule - Nine Months Ended September 30, 1998 27(b) Restated Financial Data Schedule - Nine Months Ended September 30,
           1997

(b)  Reports on Form 8-K

     The Company filed a Form 8-K dated August 6, 1998 under Item 5, Other Events, indicating it expects to repurchase more of its common stock in 1998 than originally planned given the cash flow strength being generated by record sales and earnings.

     The Company filed a Form 8-K dated September 9, 1998, under item 5, Other Events, indicating it expects earnings per share in the third quarter of 1998 to be much better than the current earnings per share consensus estimate of financial analysts published by First Call.

                               MAYTAG CORPORATION
                                   Signatures
                               September 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MAYTAG CORPORATION


Date: November 12, 1998                 s/s G. J. Pribanic

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