Form 10-K
period 1998-12-31
MAYTAG CORP
filed 1999-03-17
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on March 1, 1999 was $4,888,467,050. The number of shares outstanding of the registrant's common stock (par value $1.25) as of the close of business on March 1, 1999 was 89,083,682.

                       DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 13, 1999 have been incorporated by reference.

MAYTAG CORPORATION
1998 ANNUAL REPORT ON FORM 10-K CONTENTS

Item Page

PART I:

 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

    Business - Home Appliances  . . . . . . . . . . . . . . . . . . . 3

    Business - Commercial Appliances  . . . . . . . . . . . . . . . . 4

    Business - International Appliances   . . . . . . . . . . . . . . 5

 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

 3. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . 7

 4. Submission of Matters to a Vote of Security Holders   . . . . . . 7

    Executive Officers of the Registrant  . . . . . . . . . . . . . . 7

PART II:

 5. Market for the Registrant's Common Equity and Related Stockholder

    Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

 6. Selected Financial Data   . . . . . . . . . . . . . . . . . . . . 9

 7. Management's Discussion and Analysis of Financial Condition and

    Results of Operations   . . . . . . . . . . . . . . . . . . . . . 10

7A. Quantitative and Qualitative Disclosures About Market Risk  . . . 18

 8. Financial Statements and Supplementary Data   . . . . . . . . . . 18

 9. Changes in and Disagreements with Accountants on Accounting and

    Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . 47

PART III:

10. Directors and Executive Officers of the Registrant  . . . . . . . 47

11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . 47

12. Security Ownership of Certain Beneficial Owners and Management  . 48

13. Certain Relationships and Related Transactions  . . . . . . . . . 48

PART IV:

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  48

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . 49

PART I

Item 1.   Business.

Maytag Corporation (the "Company") was organized as a Delaware corporation in 1925. The Company operates in three business segments: home appliances, commercial appliances and international appliances. Financial and other information relating to these reportable business segments is included in Part II, Item 7, Pages 10-13, and Item 8, Pages 44-46.

HOME APPLIANCES

The home appliances segment represented 85.6 percent of consolidated net sales in 1998.

The operations of the Company's home appliances segment manufacture major appliances (laundry products, dishwashers, refrigerators, cooking appliances) and floor care products. These products are primarily sold to major national retailers and independent retail dealers in North America and targeted international markets. These products are sold primarily under the Maytag, Hoover, Jenn-Air and Magic Chef brand names. Included in this segment is Maytag International, Inc., the Company's international marketing subsidiary, which administers the sale of home appliances and licensing of certain home appliance brands in markets outside the United States and Canada.

During the fourth quarter of 1997, the Company announced an agreement with Sears, Roebuck and Co. to begin selling the full line of Maytag brand major appliances through Sears stores throughout the U.S. The major appliances were available in all Sears full line and authorized dealers stores beginning in February 1998. During the third quarter of 1998, Maytag Corporation announced an agreement with Sears Canada Inc. to begin selling Maytag brand major home appliances in Sears Canada stores in October 1998.

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

The Company's home appliance business is generally not considered seasonal.

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

The home appliances market is highly competitive with the two principal competitors being larger than the Company. The Company is focused on growth through product innovation that supports superior product performance in the Company's premium brands. The Company also uses brand image, product quality, customer service, advertising and warranty as methods of competition.

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8, page 43. Most of the research and development expenditures relate to the home appliances segment.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a significant effect on capital expenditures, earnings or the Company's competitive position.

The Company has been identified as one of a group of potentially responsible parties by state and federal environmental protection agencies in remedial activities related to various "superfund" sites in the United States. The Company presently does not anticipate any significant adverse effect upon the Company's earnings or financial condition arising from resolution of these matters. Additional information regarding environmental remediation is included in Part II, Item 8, Page 43-44.

The Company is subject to changes in government mandated energy and environmental standards regarding appliances which may become effective over the next several years. The Company is in compliance with those existing standards where it does business and intends to be in compliance with these various standards where it does business, which affect the entire appliance industry, as they become effective.

The number of employees of the Company in the home appliances segment as of January 31, 1999 was 17,235.

COMMERCIAL APPLIANCES

The commercial appliances segment represented 11.2 percent of consolidated net sales in 1998.

The operations of the Company's commercial appliances segment manufacture commercial cooking and vending equipment. These products are primarily sold to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets. These products are sold primarily under the Dixie-Narco, Blodgett and Pitco Frialator brand names.

In the fourth quarter of 1997, the Company acquired all of the outstanding shares of G.S. Blodgett Corporation, a manufacturer of commercial ovens, fryers and charbroilers for the food service industry, for $96.4 million. In connection with the purchase, the Company also incurred transaction costs of $4.2 million and retired debt of approximately $53.2 million. Additional information regarding this acquisition is included in Part II, Item 8, Page 28-29.

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

Commercial appliance sales are considered seasonal to the extent that the Company normally experiences lower vending equipment sales in the fourth quarter compared to other quarters.

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

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8, page 43.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a significant effect on capital expenditures, earnings or the Company's competitive position.

The number of employees of the Company in the commercial appliances segment as of January 31, 1999 was 2,510.

INTERNATIONAL APPLIANCES

The international appliances segment represented 3.2 percent of consolidated net sales in 1998.

The international appliances segment consists of the Company's 50.5 percent owned joint venture in China, Rongshida-Maytag, which manufactures and distributes laundry products and refrigerators. These products are primarily sold to department stores and distributors in China under the RSD brand name.

In 1996, the Company invested $35 million ($29.6 million, net of cash acquired) to acquire its 50.5 percent ownership in Rongshida-Maytag. The Company also committed additional cash investments of approximately $35 million, of which $7 million, $19 million and $9 million were contributed in 1998, 1997 and 1996, respectively. The Company's joint venture partner also committed additional cash investments of approximately $35 million, of which $7 million, $19 million and $9 million were contributed in 1998, 1997 and 1996, respectively. For more information regarding this acquisition, see Part II, Item 8, pages 28-29.

In the fourth quarter of 1998, Rongshida-Maytag acquired all of the outstanding shares of Three-Gorges, a manufacturer of home laundry products in China. This business produces and markets home laundry equipment and has annual sales of approximately $15 million. In connection with the purchase, Rongshida-Maytag assumed $8 million in notes payable and long-term debt. The operations of Three Gorges have been merged into Rongshida-Maytag. For more information regarding this acquisition, see Part II, Item 8, page 28-29.

Rongshida-Maytag is subject to the risks involved with international operations including, but not limited to, economic conditions and international relations in the geographic areas where Rongshida-Maytag's operations exist or products are sold, governmental restrictions and changes in currency values.

Rongshida-Maytag uses steel and plastic as the basic raw material in its manufacturing processes. These materials are supplied primarily from suppliers in Asian countries.

Rongshida-Maytag holds a number of patents which are important in the manufacture of its products. Rongshida-Maytag also holds the trademark registrations of RSD.

Rongshida-Maytag's business is seasonal to the extent the first six months of the year normally experience higher sales than the second half of the year.

Rongshida-Maytag is not dependent upon a single customer or a few customers.

The international appliance market in which Rongshida-Maytag competes is highly competitive with approximately six principal competitors. Rongshida-Maytag uses extensive distribution channels, low manufacturing costs, product quality, and customer service as its principal methods of competition.

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products, including those for Rongshida-Maytag, are included in Part II, Item 8, page 43.

The number of employees of Rongshida-Maytag as of January 31, 1999 was 4,193.

Item 2.   Properties.

The Company's corporate headquarters are located in Newton, Iowa. Major offices and manufacturing facilities in the United States related to the home appliances segment are located in: Newton, Iowa; Galesburg, Illinois; Cleveland, Tennessee; Jackson, Tennessee; Milan, Tennessee; Herrin, Illinois; North Canton, Ohio; and El Paso, Texas. In addition to manufacturing facilities in the United States, the Company has two other North American manufacturing facilities in Mexico.

Major offices and manufacturing facilities in the United States related to the commercial appliances segment are located in: Williston, South Carolina;

Burlington, Vermont; and Bow, New Hampshire.

Major offices and manufacturing facilities related to the international appliances segment are located in Hefei and Chongqing, China.

The facilities for the home appliances, commerical appliances and international appliances segments are well maintained, suitably equipped and in good operating condition. The facilities used had sufficient capacity to meet production needs in 1998, and the Company expects that such capacity will be adequate for planned production in 1999. The Company's major capital projects and planned capital expenditures for 1999 are described in Part II, Item 7, Page 14.

The Company also owns or leases sales offices in many large metropolitan areas throughout the United States and Canada. Lease commitments are included in Part II, Item 8, Page 36.

Item 3.   Legal Proceedings.

The Company is involved in contractual disputes, environmental, administrative and legal proceedings and investigations of various types. Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, will not have a significant adverse effect on its consolidated financial position. The Company's contingent liabilities are discussed in Part II, Item 8, Page 44.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 1998 through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names of all executive officers of the Company, the offices held by them, the year they first became an executive officer of the Company and their ages:
                                                              First
                                                              Became
          Name          Office Held                         an Officer  Age

Leonard A. Hadley       Chairman and
                        Chief Executive Officer                1979      64

Lloyd D. Ward           President and Chief Operating
                        Officer                                1996      50

Gerald J. Pribanic      Executive Vice President and Chief
                        Financial Officer                      1996      55

William L. Beer         President, Maytag Appliances           1998      46

Robert W. Downing       President, Dixie-Narco, Inc.           1996      62

Keith G. Minton         President, The Hoover Company          1998      51
                        Senior Vice President, General
Edward H. Graham        Counsel and Assistant Secretary        1990      63

John M. Dupuy           Vice President, Strategic Planning     1996      42

Jon O. Nicholas         Vice President, Human Resources        1993      59

David D. Urbani         Vice President and Treasurer           1995      53

Steven H. Wood          Vice President, Financial Reporting
                        and Audit                              1996      41

The executive officers were elected to serve in the indicated office until the organizational meeting of the Board of Directors following the annual meeting of shareholders on May 13, 1999 or until their successors are elected.

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

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

                                                        Dividends
                Sale Price of Common Shares             Per Share
                  1998                1997           1998      1997
Quarter      High      Low       High      Low
First       $50 3/8  $35 7/16   $23 3/4   $19 3/4    $.16      $.16
Second       55 3/4    47 1/2    27 3/4    20 1/8     .16       .16
Third        52 3/4    41 1/2   34 5/16   26 3/16     .18       .16
Fourth       64 1/2    39 5/8    37 1/2   30 7/16     .18       .16

The principal U.S. market in which the Company's common stock is traded is the New York Stock Exchange. As of March 1, 1999, the Company had 34,396 shareowners of record.

Item 6.   Selected Financial Data.

Dollars in thousands
except per share data       1998(1)  01997 (2)   1996 (3)    1995 (4)    1994(5)
Net sales               $4,069,290 $3,407,911 $3,001,656  $3,039,524 $3,372,515
Gross profit             1,181,627    936,288    821,443     788,908    876,450
     Percent of sales        29.0%      27.5%      27.4%       26.0%      26.0%
Operating income        $  522,738 $  358,273 $  269,079  $  288,234 $  322,768
     Percent of sales        12.8%      10.5%       9.0%        9.5%       9.6%
Income (loss) from
continuing operations   $  286,510 $  183,490 $  137,977  $  (14,996)$  151,137
     Percent of sales         7.0%       5.4%       4.6%        (.5%)      4.5%
     Basic earnings
     (loss) per share   $     3.12 $     1.90 $     1.36  $    (0.14)$     1.42
     Diluted earnings
     (loss) per share         3.05       1.87       1.35       (0.14)      1.41
Dividends paid per
share                         0.68       0.64       0.56       0.515       0.50
Basic weighted-average
shares outstanding          91,941     96,565    101,727     106,734    106,485
Diluted weighted-
average shares
outstanding                 93,973     98,055    102,466     107,486    106,957
Working capital         $  178,165 $  368,079 $  334,948  $  543,431 $  595,703
Depreciation of
property, plant and
equipment                  135,519    127,497    101,912     102,572    110,044
Capital expenditures       161,251    229,561    219,902     152,914     84,136
Total assets             2,587,663  2,514,154  2,329,940   2,125,066  2,504,327
Long-term debt, less
current portion            446,505    549,524    488,537     536,579    663,205
Total debt to
capitalization               58.0%      52.1%      51.2%       45.9%      50.7%

(1) Excludes the extraordinary loss on the early retirement of debt.

(2) Net sales include $31.3 million of sales from the Company's acquisition of G.S. Blodgett Corporation, a commercial cooking equipment manufacturer, in the fourth quarter of 1997. Excludes the extraordinary loss on the early retirement of debt.

(3) Net sales include $40.4 million of sales from the Company's acquisition of a
50.5 percent ownership in a joint venture of home appliances in China in the third quarter of 1996. Operating profit includes a $40 million charge for the restructuring of the Company's major home appliance business. The after-tax charge for this restructuring of $24.4 million is included in income (loss) from continuing operations. Excludes the extraordinary loss on the early retirement of debt.

(4) Net sales include $181.2 million made by the Company's European Operations which was sold effective June 30, 1995. Income (loss) from continuing operations includes a $135.4 million after-tax loss on the sale of the Company's European Operations; a $9.9 million after-tax charge to settle a lawsuit relating to the closing of the former Dixie-Narco plant in Ranson, West Virginia; a $3.6 million after-tax loss on the sale of the Eastlake Operation; and a $10.8 million after-tax loss arising from a guarantee of indebtedness relating to the sale of one its manufacturing plants in 1992. Excludes the extraordinary loss on the early retirement of debt.

(5) Net sales include $399 million made by the Company's European Operations which was sold effective June 30, 1995 and $142 million made by the Company's Australian Operations which was sold effective December 31, 1994. Income (loss) from continuing operations includes a $20 million one-time tax benefit associated with European operating losses and reorganization costs and a $16.4 million after-tax loss from the sale of the Company's Australian Operations. Excludes the cumulative effect of an accounting change.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPARISON OF 1998 WITH 1997

The Company has three reportable segments: home appliances, commercial appliances and international appliances. (See further discussion and financial information about the Company's reportable segments in "Segment Reporting" section of the Notes to Consolidated Financial Statements.)

Net Sales: The Company's consolidated net sales for 1998 increased 19 percent compared to 1997. Net sales in 1998 included sales of G.S. Blodgett Corporation ("Blodgett"), a manufacturer of commercial cooking equipment, which was acquired by the Company on October 1, 1997. Excluding Blodgett, the Company's net sales increased 16 percent in 1998 compared to 1997.
     Home appliances net sales increased 15 percent in 1998 compared to 1997. Net sales were up from the prior year due to the introduction of new products, including new lines of Maytag Neptune laundry products, Maytag refrigerators, Maytag cooking products, Hoover upright vacuum cleaners and Hoover upright deep carpet cleaners. In addition, net sales were up from the prior year due to the volume associated with shipments to Sears, Roebuck and Co. in connection with the Company's agreement to begin selling the full line of Maytag brand major appliances through Sears stores in the U.S. beginning in February 1998. The Company's net sales also benefited from the significant volume growth in industry shipments of major appliances in 1998 compared to 1997.
     Net sales of commercial appliances were up 84 percent from 1997. This net sales increase was primarily driven by a significant increase in the sales volume of Dixie-Narco enhanced capacity venders introduced in 1997 and the inclusion of Blodgett's results for a full year. Excluding Blodgett, net sales increased 48 percent from 1997.
     International appliances net sales increased 5 percent in 1998 compared to 1997. The sales increase was primarily attributable to higher unit volume partially offset by price reductions on selected models in response to competitive conditions in China.

Gross Profit: The Company's consolidated gross profit as a percent of sales increased to 29 percent in 1998 from 27.5 percent in 1997.
     Home appliances gross margins increased in 1998 compared to 1997, due to the increase in sales volume, favorable brand and product sales mix, lower raw material costs and the absence of production start-up costs associated with the Company's new line of refrigerators which were incurred in 1997.
     Commercial appliances gross margins increased in 1998 compared to 1997, due to the increase in sales volume, partially offset by inefficiencies from the reorganization of manufacturing operations at Blodgett.
     International appliances gross margins decreased in 1998 compared to 1997 primarily from the decrease in selling prices on selected models.
     The Company realized slightly lower raw material prices in 1998 compared to 1997 and expects raw material prices in 1999 to be approximately the same to slightly lower than 1998 levels.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were 16.2 percent of sales in 1998 compared to 17 percent of sales in the same period in 1997. The decrease as a percent of sales was primarily due to the operating leverage obtained on fixed expenses with the increase in net sales despite the increase in expenses incurred in 1998 compared to 1997.

Operating Income: Consolidated operating income increased 46 percent to $523 million, or 12.8 percent of sales, compared to $358 million, or 10.5 percent of sales in 1997.
     Home appliances operating income increased 44 percent in 1998 compared to 1997. Operating margin for 1998 was 14.5 percent of sales compared to 11.6 percent of sales in 1997. The increase in operating margin was due to the increase in gross profit margins and decrease in selling, general and administrative expenses as a percent of sales discussed above.
     Commercial appliances operating income, which includes Blodgett for all of 1998, increased 156 percent in 1998 compared to 1997. Operating margin for 1998 was 10.9 percent of sales compared to 7.8 percent of sales in 1997. The increase in operating margins was primarily due to the increase in gross profit margins described above.
     International appliances operating income decreased 49 percent in 1998 compared to 1997. Operating margin for 1998 was 4.6 percent of sales compared to 9.4 percent of sales in 1997. The decrease in operating margins was due to the decrease in gross profit margins discussed above and an increase in selling, general and administrative expense due to both spending increases and an additional provision for accounts receivable. There are many uncertainties associated with the economic environment in China and the entire Asian region which may adversely impact future operations.

Interest Expense: Interest expense increased 6 percent in 1998 compared to 1997 primarily due to lower capitalized interest. The Company's higher average borrowings were offset by lower interest rates.

Income Taxes: The effective tax rate for 1998 was 37.4 percent compared to 36.5 percent in 1997. The increase in the effective tax rate was primarily due to 1997 including a $2 million one-time benefit from the resolution of certain Internal Revenue Service issues as well as a reduced benefit in 1998 from Rongshida-Maytag's tax holiday in China due to lower income before taxes. These increases in the 1998 effective tax rate were partially offset by other tax initiatives.

Extraordinary Item: In 1998, the Company retired $71.1 million of long-term debt at a cost of $5.9 million after-tax. In 1997, the Company retired $61.8 million of long-term debt at a cost of $3.2 million after-tax.

Net Income: Net income for 1998 was $281 million, or $2.99 diluted earnings per share, compared to net income of $180 million, or $1.84 diluted earnings per share in 1997. Net income and diluted earnings per share were impacted by special charges for the early retirement of debt in both years. The after-tax charges for the early retirement of debt were $5.9 million and $3.2 million for 1998 and 1997, respectively.
     Excluding these special charges in both years, income for 1998 would have been $287 million, or $3.05 diluted earnings per share, compared to $183 million, or $1.87 diluted earnings per share for 1997. The increase in net income was primarily due to the increase in operating income. The increase in diluted earnings per share was due to the increase in net income and the positive impact of $0.15 per share from the Company's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital

Resources" section of this Management's Discussion and Analysis.)

Comparison of 1997 with 1996

Net Sales: The Company's consolidated net sales for 1997 increased 14 percent compared to 1996. Net sales in 1997 included a full year of sales of Rongshida-Maytag compared to four months of sales included in 1996 when the Company entered into the joint venture. In addition, net sales in 1997 included three months of Blodgett which was acquired by the Company on October 1, 1997. Excluding the impact of these acquisitions, the Company's net sales increased 10 percent in 1997 compared to 1996.
     Home appliances net sales increased 9 percent in 1997 compared to 1996.
Net sales of major appliances were up from the previous year primarily due to the introduction of a newly designed line of Maytag Neptune laundry products, the redesigned line of Maytag top-mount refrigerators, strong sales of Performa by Maytag laundry products and an increase in sales of exports of major appliances partially offset by a decrease in private label sales. Net sales of floor care products were up from 1996 primarily due to the introduction of a newly designed line of Hoover upright vacuum cleaners and new models of Hoover upright deep carpet cleaners.
     Net sales of commercial appliances were up 54 percent from 1996. Excluding Blodgett, net sales increased 34 percent from 1996. The increase in sales was driven by a significant increase in domestic vender sales partially offset by a decrease in export vender sales and glass front merchandiser sales. The increase in domestic vender sales was due to the introduction of a new extended depth vender in addition to depressed sales volume in 1996 resulting from product transition difficulties.

Gross Profit: The Company's consolidated gross profit as a percent of sales increased to 27.5 percent in 1997 from 27.4 percent in 1996.
     Home appliances gross margins increased in 1997 primarily due to favorable brand and product sales mix and manufacturing cost savings resulting from the 1996 restructuring of the Company's major appliance operations. (See discussion of the restructuring in "Restructuring Charge" section of this Management's Discussion and Analysis.) These increases in gross margins were partially offset by production start-up costs associated with the Company's redesigned line of top-mount refrigerators and an increase in distribution costs related to the transition to regional distribution centers.
     Commercial appliances gross margins increased in 1997 compared to 1996 due to the increase in production volume from the increase in net sales and the additional manufacturing start-up costs associated with the new Dixie-Narco extended depth vender incurred in 1996.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 17 percent of sales in 1997 compared to 17.1 percent of sales in 1996. The decrease was driven by the operating leverage obtained on fixed expenses with the increase in sales in 1997 partially offset by additional advertising and sales promotion expenses to support new product introductions and from an increase in the provision for accounts receivable.

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

Operating Income: The Company's consolidated operating income for 1997 was 10.5 percent of sales compared to 9 percent of sales in 1996. However, excluding the $40 million restructuring charge, operating income in 1996 was 10.3 percent of sales.
     Excluding the $40 million restructuring charge recorded in 1996, operating income for the home appliances segment was 11 percent higher in 1997 than 1996. Operating income for 1997 was 11.6 percent of sales compared to 11.3 percent of sales in 1996. The increase in operating margin is primarily due to the increase in gross profit margins discussed previously.
     Commercial appliances operating income increased to 7.8 percent of sales in 1997 compared to 6.6 percent of sales in 1996. Operating income increased from the previous year primarily due to the increase in gross profit discussed previously.

Interest Expense: Interest expense increased 37 percent from 1996 due to an increase in short-term borrowings, interest expense related to Rongshida-Maytag, lower capitalized interest and interest expense associated with the Company's interest rate swap program. The interest rate swap interest expense is partially offset by marked to market unrealized gains which are reflected in Other-net in the Consolidated Statements of Income.

Income Taxes: The effective tax rate for 1997 was 36.5 percent compared to 39 percent in 1996. The decrease is primarily due to savings from the Company's state and local tax initiatives, a lower tax rate for Rongshida-Maytag as a result of its qualification for a tax holiday in China in 1997 and a $2 million one-time benefit in 1997 from the resolution of certain Internal Revenue Service issues.

Extraordinary Item: In 1997, the Company retired $61.8 million of long-term debt at a cost of $3.2 million after-tax. In 1996, the Company retired $17.5 million of long-term debt at a cost of $1.5 million after-tax.

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


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on the Company's cash flows is presented in the Consolidated Statements of Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities primarily consists of net income adjusted for certain non-cash items, changes in working capital items, changes in pension assets and liabilities, and changes in the liability for postretirement benefits. Certain non-cash items include depreciation and amortization and deferred income taxes. Working capital items consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities in 1998 increased from 1997 as a result of an increase in net income and a decrease in working capital.
     A portion of the Company's accounts receivable is concentrated among major national retailers. A significant loss of business with any of these national retailers could have an adverse impact on the Company's ongoing operations.

Total Investing Activities: The Company continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     Capital expenditures in 1998 were $161 million compared to $230 million in 1997. The lower capital spending was due to the completion of several major capital projects in 1997. Planned capital expenditures for 1999 are approximately $190 million.
     In 1997, the Company acquired all of the outstanding shares of Blodgett, a manufacturer of commercial ovens, fryers and charbroilers for the food service industry, for $96.4 million. In connection with the purchase, the Company also incurred transaction costs of $4.2 million and retired debt of approximately $53.2 million. As a result, the total cost of business acquired was $148.3 million, net of cash acquired of $5.5 million. The Company funded this acquisition through cash provided by operating activities and borrowings. The results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.
     In 1996, the Company invested $35 million ($29.6 million, net of cash acquired) to acquire a 50.5 percent ownership in Rongshida-Maytag, a manufacturer of home appliances in China. The Company also committed additional cash investments of approximately $35 million, of which $7 million, $19 million and $9 million were contributed in 1998, 1997 and 1996, respectively. The results of its operations have been included in the consolidated financial statements since the date of acquisition. The Company's joint venture partner also committed additional cash investments of approximately $35 million, of which $7 million, $19 million and $9 million were contributed in 1998, 1997 and 1996, respectively.

Total Financing Activities: Dividend payments on the Company's common stock in 1998 were $62.6 million, or $.68 per share, compared to $61.7 million, or $.64 per share in 1997.
     In 1997, the Company's board of directors authorized the repurchase of up to 15 million additional shares beyond the previous share repurchase authorizations totalling 15.8 million shares. Under these authorizations, the Company has repurchased 22.1 million shares at a cost of $675 million, which includes 6.3 million shares purchased at a cost of $318 million during 1998. As of December 31, 1998, of the 8.7 million shares which may be repurchased under then existing board authorization, the Company is committed to purchase 4 million shares under put options contracts, if such options are exercised. (See discussion of these put option contracts below.) The Company plans to continue the repurchase of shares over a non-specified period of time.
     During the first quarter of 1998, the Company amended the forward stock purchase agreement associated with the repurchase of 4 million shares by the Company during 1997. The future contingent purchase price adjustment included in the forward stock purchase agreement was amended to provide for settlement based on the difference in the market price of the Company's common stock at the time of settlement compared to the market price of the Company's common stock as of March 24, 1998 rather than as of August 20, 1997. The net cost of the amendment was $64 million. During the third quarter of 1998, the Company further amended the forward stock purchase agreement to establish the future settlement price on 1 million of the total 4 million shares. The forward stock purchase contract allows the Company to determine the method of settlement. The Company's objective in this transaction is to reduce the average price of repurchased shares.
     In connection with the share repurchase program, the Company sells put options which give the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options. The put option contracts allow the Company to determine the method of settlement. The Company's objective in selling put options is to reduce the average price of repurchased shares. In 1998 and 1997, the Company received $30 million and $10 million, respectively, in premium proceeds from the sale of put options. As of December 31, 1998, there were put options outstanding for 4 million shares with strike prices ranging from $43.25 to $56.838 (the weighted-average strike price was $51.92).
     In the third quarter of 1997, the Company and a wholly-owned subsidiary of the Company contributed intellectual property and know-how with an appraised value of $100 million and other assets with a market value of $54 million to Anvil Technologies LLC ("LLC"), a newly formed Delaware limited liability company. An outside investor purchased from the Company a non-controlling, member interest in the LLC for $100 million. The Company's objective in this transaction was to raise low-cost, equity funds. For financial reporting purposes, the results of the LLC (other than those which are eliminated in consolidation) are included in the Company's consolidated financial statements. The outside investor's noncontrolling interest is reflected in Minority interest in the Consolidated Balance Sheets. The income attributable to the noncontrolling interest is reflected in Minority interest in the Consolidated Statements of Income.
     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations are planned to be supplemented by borrowings. (See discussion of long-term debt issuances in "Long-Term Debt" section of the Notes to Consolidated Financial Statements.)
The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totalling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage, with which the Company was in compliance at December 31, 1998.

Market Risks

The Company is exposed to foreign currency exchange risk inherent in its anticipated sales and assets and liabilities denominated in foreign currencies. To mitigate the short-term effects of changes in exchange rates on the Company's foreign currency denominated export sales, the Company enters into foreign currency forward and option contracts. The Company's policy is to hedge a portion of its anticipated foreign currency denominated export sales transactions, which are primarily denominated in Canadian dollars, for periods not exceeding twelve months.
     At December 31, 1998, the result of a uniform 10 percent strengthening of the U.S. dollar relative to the foreign currencies in which the Company's sales are denominated would result in a decrease in net income of approximately $3 million for the year ended December 31, 1999. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.
     The Company also is exposed to interest rate risk in the Company's debt and the commodity price risk inherent in the Company's purchase of certain commodities used in the manufacture of its products. The Company has performed sensitivity analyses assuming a hypothetical adverse movement in interest rates and commodity prices. These analyses indicated that such market movements would not have a material effect on the Company's financial position or results of operations.

Year 2000

The much publicized "Year 2000 problem," affecting most companies, arises because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, these computer applications could fail or create erroneous results. The global extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the economy and the Company. The Company uses computer information systems and manufacturing equipment which may be affected. It also relies on suppliers and customers who are also dependent on systems and equipment which use date dependent software.
     In 1996, the Company began its effort for the conversion or replacement of North American computer information systems which did not properly address the Year 2000. This effort involved both plans for creating replacement systems for those computer information systems which were developed internally as well as obtaining versions of software purchased from third parties which are Year 2000 ready. The Company estimates that this effort is approximately 85 percent complete as of December 31, 1998. The Company essentially has converted or replaced its critical computer information systems for its North American business operations. The remaining effort primarily relates to the conversion or replacement of Blodgett's computer information systems and other non-critical computer information systems which the Company expects to complete by mid-1999.
     In mid-1997, the Company began to review the manufacturing equipment used in the Company s North American operations as well as the systems related to the infrastructure of the North American manufacturing and office facilities. The Company is continuing to inventory and verify Year 2000 readiness of computer controlled manufacturing equipment and computer controls for the North American manufacturing and office facilities. The Company estimates that this effort is approximately 75 percent complete as of December 31, 1998. The Company expects to complete the remediation efforts of its production equipment and systems related to its infrastructure for its North American business operations by mid-1999.
     In 1997, the Company also began to assess the Year 2000 problem remediation efforts of third parties in North America who have material relationships with the Company including, but not limited to: providers of services such as utilities, suppliers of raw materials and customers where there is a significant business relationship. However, there is no assurance that the Company will not be affected by the Year 2000 problems of other organizations.
     Rongshida-Maytag, the Company's joint venture in China, is currently reviewing the implications of the Year 2000 problem on computer information systems and equipment used in the manufacture of its products or facilities.
The remediation effort required for the computer information systems and equipment for Rongshida-Maytag has not yet been identified.
     The costs associated with the Company's Year 2000 remediation are being expensed as incurred, are not material to the performance of the Company for previous periods and are not expected to be material relative to the future performance of the Company. The Company estimates it has spent approximately $12 million to date on the Year 2000 issue and expects to spend not more than

$20 million in total on the Year 2000 issue. As previously identified, the Company utilizes software which was acquired from third parties. The Company has maintenance agreements with certain of its software vendors which, in return for annual contractual payments, enable it to obtain new software releases, including versions which are Year 2000 ready.
     If the Company is unsuccessful, or if the remediation efforts of its key suppliers or customers are unsuccessful with regard to Year 2000 remediation, there may be a material adverse impact on the Company's financial position and results of operations. If the Company's Year 2000 remediation effort is not successful, the most likely worst case scenario is that the Company will be unable to manufacture and distribute its products. The Company is unable to estimate the financial impact of Year 2000 issues because it cannot predict the magnitude or time length of potential Year 2000 business interruptions. The Company s contingency plan continues to be under development and includes such precautionary measures as an anticipated increased level of inventory to minimize the potential disruption in the Company s ability to manufacture and distribute products.
     While the Company expects its Year 2000 issues to be remedied successfully, it cannot guarantee that Year 2000 issues, including those of third parties, will not have an adverse effect on the Company's consolidated financial position or results of operations.

Contingencies

The Company has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. (See discussion of these contingent liabilities in "Commitments and Contingencies" section of the Notes to Consolidated Financial Statements.)

Subsequent Events

In February 1999, the Company's board of directors authorized the repurchase of up to 10 million additional shares beyond the previous share repurchase authorizations totaling 30.8 million shares. The Company plans to continue the repurchase of shares over a non-specified period of time. (See discussion of previous share repurchase authorizations in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)
     In the first quarter of 1999, the Company acquired all of the outstanding shares of Jade Range, a manufacturer of commercial ranges and refrigerators and residential ranges for approximately $20 million in cash and stock. This business has annual sales of approximately $20 million. The acquisition will be accounted for as a purchase and the results of its operations will be included in the consolidated financial statements from the date of acquisition.


Forward-Looking Statements

This Management's Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms such as "expects," "intends," "may impact," "plans" or "should." These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which the Company competes, including changes in economic conditions in the geographic areas where the Company's operations exist or products are sold; timing and start-up of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the ability of the Company and customers and suppliers to become Year 2000 ready in a timely manner; the cost and availability of raw materials and purchased components; progress on capital projects; the impact of business acquisitions or dispositions; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and qualitative disclosures about market risk are discussed in "Market Risks" section of the Management's Discussion and Analysis (Part II,
Item 7, pages 15-16)

Item 8.   Financial Statements and Supplementary Data.
                                                                   Page

        Report of Independent Auditors  . . . . . . . . . . . . . . 19

        Consolidated Statements of Income--Years Ended
          December 31, 1998, 1997, and 1996 . . . . . . . . . . . . 20

        Consolidated Balance Sheets--
          December 31, 1998 and 1997  . . . . . . . . . . . . . . . 21

        Consolidated Statements of Shareowners' Equity--Years Ended
          December 31, 1998, 1997 and 1996  . . . . . . . . . . . . 23

        Consolidated Statements of Comprehensive Income--
          December 31, 1998, 1997 and 1996  . . . . . . . . . . . . 24

        Consolidated Statements of Cash Flows--Years Ended
          December 31, 1998, 1997 and 1996  . . . . . . . . . . . . 25

        Notes to Consolidated Financial Statements  . . . . . . . . 26

        Quarterly Results of Operations--Years 1998 and 1997  . . . 47

                         Report of Independent Auditors



Shareowners and Board of Directors
Maytag Corporation

We have audited the accompanying consolidated balance sheets of Maytag Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Ernst & Young LLP


Chicago, Illinois
February 2, 1999

Consolidated Statements of Income

                                                 Year Ended December 31
In thousands except per share data             1998       1997       1996
Net sales                                  $4,069,290 $3,407,911 $3,001,656
Cost of sales                               2,887,663  2,471,623  2,180,213
     Gross profit                           1,181,627    936,288    821,443
Selling, general and administrative
expenses                                      658,889    578,015    512,364
Restructuring charge                                                 40,000
     Operating income                         522,738    358,273    269,079
Interest expense                              (62,765)   (58,995)   (43,006)
Other - net                                    10,912      1,277      2,164
     Income before income taxes, minority
     interest and extraordinary item          470,885    300,555    228,237
Income taxes                                  176,100    109,800     89,000
     Income before minority interest and
     extraordinary item                       294,785    190,755    139,237
Minority interest                              (8,275)    (7,265)    (1,260)
     Income before extraordinary item         286,510    183,490    137,977
Extraordinary item - loss on early
retirement of debt                             (5,900)    (3,200)    (1,548)
     Net income                            $  280,610 $  180,290 $  136,429


Basic earnings (loss) per common share:
     Income before extraordinary item      $     3.12 $     1.90 $     1.36
     Extraordinary item - loss on early
     retirement of debt                         (0.06)     (0.03)     (0.02)
     Net income                                  3.05       1.87       1.34

Diluted earnings (loss) per common share:
     Income before extraordinary item      $     3.05 $     1.87 $     1.35
     Extraordinary item - loss on early
     retirement of debt                         (0.06)     (0.03)     (0.02)
     Net income                                  2.99       1.84       1.33

See notes to consolidated financial statements.

Consolidated Balance Sheets

                                                               December 31
In thousands except share data                              1998         1997
Assets

Current assets
Cash and cash equivalents                               $   28,642   $   27,991
Accounts receivable, less allowance for doubtful
accounts (1998--$22,305; 1997--$36,386)                    472,979      473,741
Inventories                                                383,753      350,209
Deferred income taxes                                       39,014       46,073
Other current assets                                        44,474       36,703
     Total current assets                                  968,862      934,717


Noncurrent assets
Deferred income taxes                                      120,273      118,931
Prepaid pension cost                                         1,399        2,160
Intangible pension asset                                    62,811       33,819
Other intangibles, less allowance for amortization
(1998--$98,106; 1997--$85,071)                             424,312      433,595
Other noncurrent assets                                     44,412       49,660
     Total noncurrent assets                               653,207      638,165


Property, plant and equipment
Land                                                        19,317       19,597
Buildings and improvements                                 333,032      309,960
Machinery and equipment                                  1,499,872    1,427,276
Construction in progress                                   102,042       59,376
                                                         1,954,263    1,816,209
Less accumulated depreciation                              988,669      874,937
     Total property, plant and equipment                   965,594      941,272
     Total assets                                       $2,587,663   $2,514,154

See notes to consolidated financial statements.

                                                               December 31
In thousands except share data                              1998         1997
Liabilities and Shareowners' Equity

Current liabilities
Notes payable                                           $  112,898   $  112,843
Accounts payable                                           279,086      221,417
Compensation to employees                                   81,836       62,758
Accrued liabilities                                        176,701      161,344
Current portion of long-term debt                          140,176        8,276
     Total current liabilities                             790,697      566,638


Noncurrent liabilities
Deferred income taxes                                       21,191       23,666
Long-term debt, less current portion                       446,505      549,524
Postretirement benefit liability                           460,599      454,390
Accrued pension cost                                        69,660       31,308
Other noncurrent liabilities                               117,392       99,096
     Total noncurrent liabilities                        1,115,347    1,157,984

Minority interest                                          174,055      173,723

Shareowners' equity
Preferred stock:
     Authorized--24,000,000 shares (par value $1.00)
     Issued--none
Common stock:
     Authorized--200,000,000 shares (par value $1.25)
     Issued--117,150,593 shares, including shares in
     treasury                                              146,438      146,438
Additional paid-in capital                                 467,192      494,646
Retained earnings                                          760,115      542,118
Cost of common stock in treasury (1998--27,932,506
shares; 1997--22,465,256 shares)                          (805,802)    (508,115)
Employee stock plans                                       (45,331)     (48,416)
Accumulated other comprehensive income                     (15,048)     (10,862)
     Total shareowners' equity                             507,564      615,809
     Total liabilities and shareowners' equity          $2,587,663   $2,514,154

See notes to consolidated financial statements.

Consolidated Statements of Shareowners' Equity
                                                        December 31
 In thousands                                  1998         1997        1996
 Common stock
 Balance at beginning of year             $  146,438   $  146,438   $ 146,438
      Balance at end of year                 146,438      146,438     146,438
 Additional paid-in capital
 Balance at beginning of year                494,646      471,158     472,602
 Stock issued under stock option plans        (5,596)      (7,375)     (2,324)
 Stock issued under restricted stock
 awards, net                                   1,426          (86)       (176)
 Additional ESOP shares issued                   308         (139)       (264)
 Tax benefit of ESOP dividends and stock
 options                                       9,994        6,640       1,320
 Forward stock purchase contract premium                   14,592
 Forward stock purchase contract
 amendment                                   (63,782)
 Put option premiums                          30,196        9,856
      Balance at end of year                 467,192      494,646     471,158
 Retained earnings
 Balance at beginning of year                542,118      423,552     344,346
 Net income                                  280,610      180,290     136,429
 Dividends on common stock                   (62,613)     (61,724)    (57,223)
      Balance at end of year                 760,115      542,118     423,552
 Treasury stock
 Balance at beginning of year               (508,115)    (405,035)   (255,663)
 Purchase of common stock for treasury      (318,139)    (138,051)   (164,439)
 Stock issued under stock option plans        18,779       29,309       8,435
 Stock issued under restricted stock
 awards, net                                   1,226        3,212       3,951
 Additional ESOP shares issued                   447        2,450       2,681
      Balance at end of year                (805,802)    (508,115)   (405,035)
 Employee stock plans
 Balance at beginning of year                (48,416)     (55,204)    (57,319)
 Stock issued under restricted stock
 awards, net                                    (445)           7         310
 ESOP shares allocated                         3,530        6,781       1,805
      Balance at end of year                 (45,331)     (48,416)    (55,204)
 Accumulated other comprehensive income
   Minimum pension liability adjustment
   Balance at beginning of year                              (107)     (5,656)
   Adjustment for the year                                    107       5,549
      Balance at end of year                                             (107)
   Unrealized losses on securities
   Balance at beginning of year               (3,605)
   Adjustment for the year                    (1,257)      (3,605)
      Balance at end of year                  (4,862)      (3,605)
   Foreign currency translation
   Balance at beginning of year               (7,257)      (6,812)     (7,397)
   Translation adjustments                    (2,929)        (445)        585
      Balance at end of year                 (10,186)      (7,257)     (6,812)
 Accumulated other comprehensive income
 balance at beginning of year                (10,862)      (6,919)    (13,053)
 Total adjustments for the year               (4,186)      (3,943)      6,134
      Accumulated other comprehensive
      income balance at end of year          (15,048)     (10,862)     (6,919)
      Total shareowners' equity           $  507,564   $  615,809   $ 573,990
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income


                                                   Year Ended December 31
In thousands                                   1998         1997         1996
Net income                                 $  280,610   $  180,290   $  136,429
Other comprehensive income items, net of
income taxes
   Unrealized losses on securities             (1,257)      (3,605)
   Minimum pension liability adjustment                        107        5,549
   Foreign currency translation                (2,929)        (445)         585
Total other comprehensive income               (4,186)      (3,943)       6,134
   Comprehensive income                    $  276,424   $  176,347   $  142,563

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
                                                   Year Ended December 31
In thousands                                   1998         1997         1996
Operating activities
Net income                                 $  280,610   $  180,290   $  136,429
Adjustments to reconcile net income to
net cash provided by operating
activities:
  Extraordinary item - loss on early
retirement of debt                              5,900        3,200        1,548
  Minority interest                             8,275        7,265        1,260
  Depreciation and amortization               148,554      138,163      111,279
  Deferred income taxes                         3,242       (7,956)     (15,341)
  Changes in working capital items
exclusive of business acquisitions:
     Accounts receivable                        1,502        4,631      (14,234)
     Inventories                              (28,015)      (5,393)     (41,158)
     Other current assets                     (13,475)       2,281       15,124
     Other current liabilities                 93,257        4,047       37,899
     Restructuring charge, net of cash
     expenditures                              (2,560)      (4,869)      26,735
  Pension assets and liabilities               10,121       18,124      (12,129)
  Postretirement benefit liability              6,209        5,952       18,937
  Other - net                                  26,258       11,930       (1,456)
     Net cash provided by operating
     activities                               539,878      357,665      264,893
Investing activities
Capital expenditures                         (161,251)    (229,561)    (219,902)
Investment in securities                                   (10,015)
Business acquisitions, net of cash
acquired                                                  (148,283)     (29,625)
     Total investing activities              (161,251)    (387,859)    (249,527)
Financing activities
Proceeds from issuance of notes payable        14,687       60,493       34,094
Repayment of notes payable                    (20,880)      (3,142)
Proceeds from issuance of long-term debt      102,922      133,015       26,536
Repayment of long-term debt                   (75,743)    (124,123)     (20,500)
Debt repurchase premiums                       (5,900)      (3,200)      (1,548)
Stock repurchases                            (318,139)    (138,051)    (164,439)
Forward stock purchase amendment              (63,782)
Stock options exercised and other common
stock transactions                             52,643       52,308        6,795
Dividends                                     (70,537)     (65,243)     (57,223)
Proceeds from sale of LLC member
interest                                                   100,000
Investment by joint venture partner             6,900       18,975        8,625
Proceeds from interest rate swaps                                        38,038
     Total financing activities              (377,829)      31,032     (129,622)
Effect of exchange rates on cash                 (147)        (390)         585
     Increase (decrease) in cash and
     cash equivalents                             651          448     (113,671)
Cash and cash equivalents at beginning
of year                                        27,991       27,543      141,214
Cash and cash equivalents at end of year   $   28,642   $   27,991   $   27,543

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies
> Principles of Consolidation: The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
     Exchange rate fluctuations from translating the financial statements of subsidiaries located outside the United States into U.S. dollars are recorded in accumulated other comprehensive income in shareowners' equity. All other foreign exchange gains and losses are included in income.

> Reclassifications: Certain previously reported amounts have been reclassified to conform with the current period presentation.

> Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

> Cash and Cash Equivalents: Highly liquid investments with a maturity of three months or less when purchased are considered by the Company to be cash equivalents.

> Inventories:  Inventories are stated at the lower of cost or market.
Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 80 percent and 86 percent of the Company's inventories at December 31, 1998 and 1997, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method.

> Income Taxes: Income taxes are accounted for using the asset and liability approach in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

> Intangibles: Intangibles principally represent goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired. Goodwill is amortized over 40 years using the straight-line method and the carrying value is reviewed for impairment annually. If this review indicates that goodwill is not expected to be recoverable based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced.

> Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation expense is calculated principally on the straight-line method to amortize the cost of the assets over their estimated economic useful lives. The estimated useful lives are 15 to 45 years for buildings and improvements and five to 20 years for machinery and equipment.

> Environmental Expenditures: The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

> Revenue Recognition and Product Warranty Costs: Revenue from sales of products is generally recognized upon shipment to customers. Estimated product warranty costs are recorded at the time of sale and periodically adjusted to reflect actual experience.

> Advertising and Sales Promotion: All costs associated with advertising and promoting products are expensed in the period incurred.

> Financial Instruments: The Company uses foreign exchange forward and option contracts to manage certain foreign currency exchange rate risks associated with its international operations. The outstanding contracts are marked to market each period with the gains and losses included in income.
     The Company has interest rate swap contracts outstanding which are marked to market each period with the gains and losses included in income.
     The Company has a forward stock purchase contract outstanding in its own shares which allows the Company to determine whether the contract is settled in cash or shares. As such, the contract is considered an equity instrument and changes in fair value are not recognized in the Company's financial statements. If the Company determines to settle the contract in cash, the amount of cash paid or received would be reported as a reduction of, or an addition to, paid-in capital.
     The Company has put option contracts outstanding in its own shares which allow the Company to determine whether the contracts are settled in cash or shares. As such, the contracts are considered equity instruments and changes in fair value are not recognized in the Company's financial statements. The premiums received from the sale of put options are recorded as an addition to paid-in capital. If the Company determines to settle the contracts in cash, the amount of cash paid would be reported as a reduction of paid-in capital.

> Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related interpretations in accounting for its employee stock options and awards. Under APB 25, no compensation expense is recognized when the exercise price of options equals the fair value (market price) of the underlying stock on the date of grant.

> Earnings Per Common Share: Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options, into common stock. All EPS amounts for all periods have been presented, and where necessary, restated to conform to Statement 128 requirements.

> Comprehensive Income: In 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company s net income or shareowners equity. Statement 130 requires unrealized losses on the Company s available-for-sale securities, minimum pension liability adjustments and foreign currency translation adjustments to be included in accumulated other comprehensive income, which prior to adoption were reported separately in shareowners equity. Prior year financial statements have been reclassified and Consolidated Statements of Comprehensive Income have been added to conform to the requirements of Statement 130.

> Impact of Recently Issued Accounting Standards: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging

Activities." The Company expects to adopt the new Statement effective January 1, 2000. Statement 133 will require the Company to recognize all derivatives on the consolidated balance sheet at fair value. The Company does not anticipate that the adoption of Statement 133 will have a significant effect on its results of operations or financial position.

Business Acquisitions
In the fourth quarter of 1998, Rongshida-Maytag acquired all of the outstanding shares of Three-Gorges, a manufacturer of home laundry products in China. This business produces and markets home laundry equipment and has annual sales of approximately $15 million. In connection with the purchase, Rongshida-Maytag assumed $8 million in notes payable and long-term debt. This acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price (assumed notes payable and long-term debt) over the fair values of net assets acquired was approximately $2 million and has been recorded as Other intangibles (goodwill) in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 40 years.
     On October 1, 1997, the Company acquired all of the outstanding shares of G.S. Blodgett Corporation, a manufacturer of commercial ovens, fryers and charbroilers for the food service industry, for $96.4 million. In connection with the purchase, the Company also incurred transaction costs of $4.2 million and retired debt of approximately $53.2 million. As a result, the total cost of the business acquired was $148.3 million, net of cash acquired of $5.5 million. The Company funded this acquisition through cash provided by operating activities and borrowings. This business, which has annual sales of approximately $135 million, produces and markets commercial cooking equipment primarily under the Blodgett and Pitco Frialator brands. This acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $120 million and has been recorded as Other intangibles (goodwill) in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 40 years.
     In the third quarter of 1996, the Company invested $35 million ($29.6 million, net of cash acquired) to acquire a 50.5 percent ownership in Rongshida-Maytag, a manufacturer of home appliances in China. The Company also committed additional cash investments of approximately $35 million, of which $7 million, $19 million and $9 million was contributed in 1998, 1997 and 1996, respectively. This acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $33 million and has been recorded as Other intangibles (goodwill) in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 40 years.
     Assuming the 1998 and 1997 acquisitions had occurred January 1, 1997, consolidated net sales would have been $4.1 billion for 1998 and $3.5 billion for 1997. Consolidated pro forma income and earnings per share would not have been materially different from the reported amounts for 1998 and 1997. Assuming the 1997 and 1996 acquisitions had occurred January 1, 1996, consolidated net sales would have been $3.5 billion for 1997 and $3.1 billion for 1996. Consolidated pro forma income and earnings per share would not have been materially different from the reported amounts for 1997 and 1996. Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of January 1, 1997 and January 1, 1996, respectively.

Restructuring Charge

During the first quarter of 1996, the Company announced the restructuring of its major appliance operations in an effort to strengthen its position in the industry and to deliver improved performance to both customers and shareowners. This included the consolidation of two separate organizational units into a single operation responsible for all activities associated with the manufacture and distribution of the Company's brands of major appliances and the closing of a cooking products plant in Indianapolis, Indiana, with transfer of that production to an existing plant in Cleveland, Tennessee.
     As a result of these actions, the Company recorded a restructuring charge of $40 million, or $24.4 million after-tax, in the first quarter of 1996. This charge is primarily related to the costs associated with the consolidation of cooking products manufacturing activities and consolidation of activities of the two separate organizational units.
     The $40 million restructuring charge was comprised of cash expenditures of $22 million, primarily related to severance, and non-cash charges of $18 million, primarily related to write-offs of property, plant and equipment. During 1998, the Company incurred $3 million of costs which were primarily cash expenditures charged to the restructuring reserve. During 1997, the Company incurred $18 million of costs, of which $5 million were cash expenditures charged to the restructuring reserve. During 1996, the Company incurred $18 million of costs, of which $13 million were cash expenditures charged to the restructuring reserve. The remaining costs to be incurred are holding costs associated with the Indianapolis, Indiana plant pending the sale of the facility by the Company.

Inventories
Inventories consisted of the following:
                                                              December 31
In thousands                                               1998         1997
Raw materials                                          $   69,039   $   74,436
Work in process                                            66,578       64,838
Finished goods                                            317,331      284,195
Supplies                                                    8,856        8,130
Total FIFO cost                                           461,804      431,599
Less excess of FIFO cost over LIFO                         78,051       81,390
     Inventories                                       $  383,753   $  350,209

Income Taxes
Deferred income taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.
  Deferred tax assets and liabilities consisted of the following:
                                                               December 31
In thousands                                                1998         1997
Deferred tax assets (liabilities):
   Book/tax basis differences                           $  (63,940)  $  (54,301)
   Postretirement benefit liability                        180,349      177,823
   Product warranty/liability accruals                      30,092       23,715
   Pensions and other employee benefits                     20,879       13,567
   Advertising and sales promotion accruals                  9,868       11,400
   Interest rate swaps                                      11,620       13,838
   Other - net                                              (4,805)       1,072
                                                           184,063      187,114
Less valuation allowance for deferred tax assets            45,967       45,776
     Net deferred tax assets                            $  138,096   $  141,338
Recognized in Consolidated Balance Sheets:
   Deferred tax assets - current                        $   39,014   $   46,073
   Deferred tax assets - noncurrent                        120,273      118,931
   Deferred tax liabilities - noncurrent                   (21,191)     (23,666)
     Net deferred tax assets                            $  138,096   $  141,338

     Income before income taxes, minority interest and extraordinary item consisted of the following:
                                                   Year Ended December 31
In thousands                                   1998         1997         1996
United States                              $  469,061   $  287,498   $  216,248
Non-United States                               1,824       13,057       11,989
                                           $  470,885   $  300,555   $  228,237

          Components of the provision (benefit) for income taxes consisted of the following:
                                                   Year Ended December 31
In thousands                                   1998         1997         1996
Current provision (benefit):
   Federal                                 $  157,900   $   86,300   $   99,500
   State                                       21,500       11,200       19,200
   Non-United States                             (100)       2,200        4,100
                                              179,300       99,700      122,800
Deferred provision (benefit):
   Federal                                     (2,800)       8,400      (29,000)
   State                                         (400)       1,700       (5,500)
   Non-United States                                                        700
                                               (3,200)      10,100      (33,800)
     Provision for income taxes            $  176,100   $  109,800   $   89,000

          The reconciliation of the United States federal statutory tax rate to the Company's effective tax rate consisted of the following:
                                           Year Ended December 31
                                            1998    1997    1996
U.S. statutory rate applied to income
before minority interest and
extraordinary item                          35.0%   35.0%   35.0%
Increase (reduction) resulting from:
     Utilization of capital loss
     carryforward                                   (9.6)   (6.1)
     Deferred tax asset valuation
     allowance                                       9.6     4.3
     Amortization of goodwill                0.9     1.1     1.4
     Difference due to minority interest    (0.7)   (0.8)
     State income taxes, net of federal
     tax benefit                             2.9     2.8     3.9
     Tax credits arising outside the
     United States                                          (0.4)
     Other - net                            (0.7)   (1.6)    0.9
          Effective tax rate                37.4%   36.5%   39.0%

     Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $14 million at December 31, 1998), taxes which would result from distribution have only been provided on the portion of such earnings estimated to be distributed in the future. If such earnings were distributed beyond the amount for which taxes have been provided, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the United States.
     Income taxes paid, net of refunds received, during 1998, 1997 and 1996 were $154 million, $107 million and $102 million, respectively.
     The tax effects of the components of comprehensive income, unrealized losses on securities and foreign currency translation adjustments, were recorded as deferred tax assets with a corresponding valuation allowance. The Company believes the realization of unrealized losses on securities and foreign currency translation adjustments would be classified as capital losses for tax purposes and no capital gain would be available to the Company to utilize the losses.

Notes Payable
Notes payable at December 31, 1998 consisted of notes payable to foreign banks of $59.8 million and commercial paper borrowings of $53.1 million. The weighted average interest rate on all notes payable to foreign banks and commercial paper borrowings was 7.0 percent at December 31, 1998. Notes payable at December 31, 1997 consisted of notes payable to foreign banks of $38.9 million and commercial paper borrowings of $73.9 million. The weighted average interest rate on all notes payable to foreign banks and commercial paper borrowings was 7.4 percent at December 31, 1997.
     The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totalling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which the Company was in compliance with at December 31, 1998.

Long-Term Debt
Long-term debt consisted of the following:
                                                               December 31
In thousands                                                1998         1997
Notes payable with interest payable semiannually:
     Due May 15, 2002 at 9.75%                          $  125,358   $  147,425
     Due July 15, 1999 at 8.875%                           116,820      148,550
Medium-term notes, maturing from 2000 to 2010, from
5.30% to 9.03% with interest payable semiannually          125,230      126,500
Medium-term notes, maturing from 1999 to 2009, with
interest adjusted each quarter based on LIBOR and
payable quarterly                                          160,000       75,000
Employee stock ownership plan notes payable
semiannually through July 2, 2004 at 5.13%                  42,360       45,890
Other                                                       16,913       14,435
                                                           586,681      557,800
Less current portion of long-term debt                     140,176        8,276
     Long-term debt                                     $  446,505   $  549,524

     The 9.75 percent notes due in 2002, the 8.875 percent notes due in 1999 and the medium-term notes grant the holders the right to require the Company to repurchase all or any portion of their notes at 100 percent of the principal amount thereof, together with accrued interest, following the occurrence of both a change of Company control and a credit rating decline to below investment grade.
     Interest paid during 1998, 1997 and 1996 was $64 million, $65.1 million and $51.1 million, respectively. When applicable, the Company capitalizes interest incurred on funds used to construct property, plant and equipment. Interest capitalized during 1997 and 1996 was $4.2 million and $8.9 million, respectively. Interest capitalized during 1998 was not significant.
     The aggregate maturities of long-term debt in each of the next five years and thereafter are as follows (in thousands): 1999--$140,176; 2000--$95,444; 2001--$24,508; 2002--$133,489; 2003--$43,290; thereafter--$149,774.
     In 1998, the Company issued a $16 million medium-term note with a fixed interest rate of 5.30 percent due September 29, 2000. The Company also issued a $70 million medium-term note with a floating rate based on LIBOR with the interest rate reset quarterly due May 10, 2000. The Company also issued a $15 million medium-term note with a floating rate based on LIBOR due December 3, 1999. The three-month LIBOR rate as of December 31, 1998 was 5.07 percent.
     In 1998, the Company made early retirements of debt of $71.1 million at an after-tax cost of $5.9 million (net of income tax benefit of $3.5 million). Included in this amount was $22.1 million of the 9.75 percent notes due May 15, 2002, $31.7 million of the 8.875 percent notes due July 15, 1999 and $17.3 million of medium-term notes.
     In 1997, the Company issued a $75 million medium-term note maturing in 2009 which has an interest rate based on LIBOR through November 1999. In 1999, the interest rate for the remaining 10 years of the note will be established at the Company's then borrowing rate for 10-year notes based on the greater of the then current year treasury rate or 5.91 percent. In 1997, the Company also reissued $49.3 million of 5.13 percent employee stock ownership plan notes.
     In 1997, the Company made early retirements of debt of $61.8 million at an after-tax cost of $3.2 million (net of income tax benefit of $2.0 million). Included in this amount was $12.5 million of the 9.75 percent notes due May 15, 2002 and $49.3 million of 9.35 percent employee stock ownership plan notes.
     In 1996, the Company made early retirements of debt of $17.5 million of the
9.75 percent notes due May 15, 2002 at an after-tax cost of $1.5 million (net of income tax benefit of $1.0 million). In 1996, the Company also issued $25 million of 7.22 percent medium-term notes maturing in 2006.
     The 1998, 1997 and 1996 charges for the early retirement of debt have been reflected in the Consolidated Statements of Income as extraordinary items.

Accrued Liabilities
Accrued liabilities consisted of the following:
                                                             December 31
In thousands                                              1998         1997
Warranties                                            $   46,162   $   37,732
Advertising and sales promotion                           59,036       42,227
Other                                                     71,503       81,385
     Accrued liabilities                              $  176,701   $  161,344

Pension Benefits
The Company provides noncontributory defined benefit pension plans for most employees. Plans covering salaried and management employees generally provide pension benefits that are based on an average of the employee's earnings and credited service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts which the Company may determine to be appropriate.
     The reconciliation of the beginning and ending balances of the projected benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:

                                           December 31
In thousands                           1998          1997
Change in projected benefit
obligation:
  Benefit obligation at beginning
  of year                           $   983,705   $   905,031
  Service cost                           22,223        19,628
  Interest cost                          69,615        66,550
  Amendments                             18,977
  Actuarial loss                         65,333        36,652
  Acquisition                                          18,556
  Benefits paid                         (65,362)      (62,364)
  Curtailments/settlements                  431
  Other (foreign currency)                 (638)         (348)
  Benefit obligation at end of year   1,094,284       983,705

Change in plan assets:
  Fair value of plan assets at
  beginning of year                     892,326       798,575
  Actual return of plan assets          106,479       133,420
  Acquisition                                          18,877
  Employer contribution                  13,905         4,233
  Benefits paid                         (65,362)      (62,364)
  Other (foreign currency)                 (733)         (415)
  Fair value of plan assets at end
  of year                               946,615       892,326

  Funded status of plan                (147,669)      (91,379)
  Unrecognized actuarial loss            69,915        38,357
  Unrecognized prior service cost        83,460        74,039
  Unrecognized transition assets        (11,156)      (16,346)

  Net amount recognized             $    (5,450)  $     4,671

Amounts recognized in the
Consolidated Balance Sheets
consisted of:
  Prepaid pension cost              $     1,399   $     2,160
  Intangible pension asset               62,811        33,819
  Accrued pension cost                  (69,660)      (31,308)
  Net pension asset (liability)     $    (5,450)  $     4,671

     Assumptions used in determining net periodic pension cost for the plans in the United States consisted of the following:
                                                     1998      1997      1996
Discount rates                                       7.25%     7.50%     7.50%
Rates of increase in compensation levels             5.00%     5.00%     5.00%
Expected long-term rate of return on assets          9.50%     9.50%     9.50%

     For the valuation of projected benefit obligation at December 31, 1998 set forth in the table above, and for determining net periodic pension cost in 1999, the discount rate was decreased to 6.75 percent and the rate of compensation was decreased to 4.5 percent. Assumptions for plans outside the United States are comparable to the above in all periods.
     The components of net periodic pension cost consisted of the following:

                                      Year Ended December 31
In thousands                          1998     1997     1996
Components of net periodic pension
cost:
  Service cost                     $ 22,223 $ 19,628 $ 19,637
  Interest cost                      69,615   66,550   63,828
  Expected return on plan assets    (74,979) (70,301) (67,316)
  Amortization of transition assets (4,798) (5,097) (5,050) Amortization of prior service
  cost                               10,059   10,078    9,709
  Recognized actuarial loss             867      794    1,465
  Curtailments/settlements              936      387    2,694
  Net periodic pension cost        $ 23,923 $ 22,039 $ 24,967

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,085,044, $1,006,848 and $937,283, respectively, as of December 31, 1998, and $954,300, $891,378 and $860,207, respectively, as of December 31, 1997.
     The Company acquired all of the outstanding shares of G.S. Blodgett Corporation on October 1, 1997, including its pension plans. The Company consolidated G.S. Blodgett Corporation's pension plans with its existing plans in 1998. (See discussion of this acquisition in "Business Acquisitions" section of the Notes to Consolidated Financial Statements.)
     The Company amended its pension plans in 1998 to include several benefit improvements for plans covering salaried and hourly employees.

Postretirement Benefits
The Company provides postretirement health care and life insurance benefits for certain employee groups in the U.S. Most of the postretirement plans are contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest and these benefits are subject to change. Death benefits for certain retired employees are funded as part of, and paid out of, pension plans.
     The reconciliation of the beginning and ending balances of the accumulated benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:
                                           December 31
In thousands                            1998          1997
Change in accumulated benefit
obligation:
  Benefit obligation at beginning
  of year                            $   381,690   $   377,489
  Service cost                            12,895        12,491
  Interest cost                           26,613        26,588
  Actuarial loss (gain)                   25,590       (13,470)
  Benefits paid                          (22,544)      (21,408)
  Benefit obligation at end of year      424,244       381,690

Change in plan assets:
  Fair value of plan assets at
  beginning of year                           --            --
  Employer contribution                   22,544        21,408
  Benefits paid                          (22,544)      (21,408)
  Fair value of plan assets at end
  of year                                     --            --

  Funded status of plan                 (424,244)     (381,690)
  Unrecognized actuarial gain            (26,491)      (53,861)
  Unrecognized prior service cost         (9,864)      (18,839)
  Postretirement benefit liability   $  (460,599)  $  (454,390)

     Assumptions used in determining net periodic postretirement benefit cost consisted of the following:
                                                     1998      1997      1996
Health care cost trend rates(1):
  Current year                                         6.50%    7.00%      8.50%
  Decreasing gradually to the year 2001 and
  remaining thereafter                                 5.00%    5.00%      6.00%
Discount rates                                         7.25%    7.50%      7.50%

(1) Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

     For the valuation of accumulated benefit obligation at December 31, 1998 set forth in the table above, and for determining net postretirement benefit costs in 1999, the discount rate was decreased to 6.75 percent and the health care cost trend rates were assumed to be 6.0 percent for 1999 decreasing gradually to 5.0 percent in the year 2001 and remaining thereafter.
     The components of net periodic postretirement cost consisted of the following:

                                      Year Ended December 31
In thousands                          1998     1997     1996
Components of net periodic
postretirement cost:
  Service cost                     $ 12,895 $ 12,491 $ 15,453
  Interest cost                      26,613   26,588   28,498
  Amortization of prior service
  cost                               (8,975) (10,168)  (8,130)
  Recognized actuarial gain          (1,780)  (1,550)
  Net periodic postretirement cost $ 28,753 $ 27,361 $ 35,821


     The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage change in assumed health care cost trend rates effect consisted of the following:

                         1-Percentage- 1-Percentage-
                             Point         Point
In thousands                Increase      Decrease
Effect on total of
postretirement service
and interest cost
components                 $     5,895   $    (5,148)
Effect on postretirement
benefit obligation              45,606       (41,194)

Leases
The Company leases buildings, machinery, equipment and automobiles under operating leases. Rental expense for operating leases amounted to $25.9 million, $23.3 million and $22.1 million for 1998, 1997 and 1996, respectively.
          Future minimum lease payments for operating leases as of December 31, 1998 consisted of the following:
Year Ending                                                     In thousands
1999                                                          $       13,573
2000                                                                  10,585
2001                                                                   6,785
2002                                                                   5,157
2003                                                                   4,561
Thereafter                                                             4,847
     Total minimum lease payments                             $       45,508

Financial Instruments
The Company's foreign currency exchange rate risk includes anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar.
The Company uses foreign exchange forward and option contracts to manage certain foreign currency exchange rate risks associated with its international operations. The counterparties to the contracts are high credit quality international financial institutions. During 1998, 1997 and 1996, the Company used foreign exchange forward and option contracts for the exchange of Canadian dollars to U.S. dollars to hedge the sale of appliances manufactured in the U.S. and sold to Canadian customers. Gains and losses recognized from these contracts were not significant. As of December 31, 1998, the Company had open foreign currency forward contracts for the exchange of Canadian dollars, all having maturities less than twelve months, in the amount of U.S. $70.4 million. The fair market value of these contracts, which is estimated by using the applicable spot or forward rates, was not significant. Open contracts as of December 31, 1997 were not significant.

     In 1996, the Company initiated a trading program of interest rate swaps which it marks to market each period. The swap transactions involve the exchange of Canadian variable interest and fixed interest rate instruments. The counterparty is a single financial institution of the highest credit quality. All swaps are executed under an International Swap and Derivatives Association, Inc. (ISDA) master netting agreement. In 1996, the Company realized $38 million of gains which were offset by unrealized losses of $40.6 million related to the interest rate swaps. The net losses of $2.6 million are reflected in Other-net in the Consolidated Statements of Income. In 1997, the Company incurred $7.6 million of interest expense in payment on the exchange position of these swap transactions. Additionally, the Company recognized unrealized gains of $5.4 million which are reflected in Other-net in the Consolidated Statements of Income. In 1998, the Company incurred $7.5 million of interest expense in payment on the exchange position of these swap transactions. Additionally, the Company recognized unrealized gains of $5.6 million which are reflected in Other-net in the Consolidated Statements of Income.
     As of December 31, 1998, the Company had five swap transactions outstanding with a total notional amount of $80.1 million which mature by 2003. The fair value of the swap positions of $29.7 million at December 31, 1998 and $35.3 million at December 31, 1997 is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets. The value of these individual swaps is dependent upon movements in the Canadian and U.S. interest rates. As the portfolio of interest rate swaps outstanding at December 31, 1998 is configured, there would be no measurable impact on the net market value of the swap transactions outstanding with any future changes in interest rates.
     Financial instruments which subject the Company to concentrations of credit risk primarily consist of accounts receivable from customers. The majority of the Company s sales are derived from the home appliances segment which sells predominantly to retailers. These retail customers range from major national retailers to independent retail dealers and distributors. In some instances, the Company retains a security interest in the product sold to customers. While the Company has experienced losses in collection of accounts receivables due to business failures in the retail environment, the assessed credit risk for existing accounts receivable is provided for in the allowance for doubtful accounts.
     The Company used various assumptions and methods in estimating fair value disclosures for financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable and notes payable approximated their fair value due to the short maturity of these instruments. The fair values of long-term debt were estimated based on quoted market prices, if available, or quoted market prices of comparable instruments. The fair values of interest rate swaps, the forward stock purchase contract and put option contracts were estimated based on amounts the Company would pay to terminate the contracts at the reporting date.
     The carrying amounts and fair values of the Company's financial instruments, consisted of the following:

                             December 31, 1998       December 31, 1997
                            Carrying      Fair      Carrying     Fair
In thousands                 Amount      Value       Amount     Value
Cash and cash equivalents $    28,642 $    28,642 $    27,991$    27,991
Accounts receivable           472,979     472,979     473,741    473,741
Notes payable                 112,898     112,898     112,843    112,843
Long-term debt                586,681     620,230     557,800    594,255
Interest rate swaps            29,665      29,665      35,280     35,280
Forward stock purchase
contract                                   64,520                 53,042
Put option contracts                        4,054                  1,090

     For additional disclosures regarding the Company's notes payable, see Notes Payable section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's long-term debt, see Long-Term Debt section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's forward stock purchase contract and put option contracts, see Shareowners' Equity section in the Notes to Consolidated Financial Statements.

Minority Interest
In 1996, the Company invested approximately $35 million and committed additional cash investments of approximately $35 million to acquire a 50.5 percent ownership in Rongshida-Maytag, a manufacturer of home appliances in China. The Company's joint venture partner also committed additional cash investments of approximately $35 million, of which $7 million, $19 million and $9 million were contributed in 1998, 1997 and 1996, respectively. The results of this majority-owned joint venture in China are included in the Company's consolidated financial statements. The noncontrolling interest attributable to the joint venture as of December 31, 1998 and 1997 was $74 million and $73.7 million, respectively, and is reflected in Minority interest in the Consolidated Balance Sheets. The income attributable to the noncontrolling interest in the joint venture in 1998, 1997 and 1996 was $0.8 million, $4 million and $1.3 million, respectively, and is reflected in Minority interest in the Consolidated Statements of Income.
     In the third quarter of 1997, the Company and a wholly-owned subsidiary of the Company contributed intellectual property and know-how with an appraised value of $100 million and other assets with a market value of $54 million to Anvil Technologies LLC ("LLC"), a newly formed Delaware limited liability company. An outside investor purchased from the Company a noncontrolling, member interest in the LLC for $100 million. The Company's objective in this transaction was to raise low-cost, equity funds. For financial reporting purposes, the results of the LLC (other than those which are eliminated in consolidation) are included in the Company's consolidated financial statements. The outside investor's noncontrolling interest of $100 million as of December 31, 1998 and 1997 is reflected in Minority interest in the Consolidated Balance Sheets. The income attributable to the noncontrolling interest in 1998 and 1997 was $7.5 million and $3.3 million, respectively, and is reflected in Minority interest in the Consolidated Statements of Income.

Stock Plans
The 1996 Employee Stock Incentive Plan provides that the Company may grant to eligible employees stock options, restricted stock and other incentive awards. Up to 6.5 million shares of common stock may be granted under the plan, of which no more than 2.5 million shares may be granted as restricted stock. The vesting period and terms of stock options granted are established by the Compensation Committee of the board of directors. Generally, the options become exercisable three years after the date of grant and have a maximum term of 10 years. There are stock options and restricted stock outstanding that were granted under previous plans with terms similar to the 1996 plan.
     The Maytag Corporation 1989 Non-Employee Directors Stock Option Plan authorizes the issuance of up to 250,000 shares of Common stock to the Company's non-employee directors. Stock options under this plan are immediately exercisable upon grant and generally have a maximum term of five years.
     In the event of a change of Company control, all outstanding stock options become immediately exercisable under the above described plans. There were 2,404,563 and 3,384,284 shares available for future stock grants at December 31, 1998 and 1997, respectively.
     The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees," and recognizes no compensation expense for stock options as the option price under the plan equals the fair market value of the underlying stock at the date of grant. Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model.
     The Company's weighted-average assumptions consisted of the following:
                                                 1998       1997      1996
 Risk-free interest rate                           5.08%      5.85%     6.03%
 Dividend yield                                    1.13%      1.75%     2.80%
 Stock price volatility factor                      0.25       0.25      0.24
 Weighted-average expected life (years)                5          5         5
 Weighted-average fair value of options
 granted                                          $13.09      $8.67     $4.61

          For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options' vesting period. The pro forma effect on net income is not representative of the pro forma effect on net income in future years because grants made in 1996 and later years have an increasing vesting period.
          The Company's pro forma information consisted of the following:
 In thousands except per share data              1998       1997      1996
 Net income - as reported                       $280,610   $180,290  $136,429
 Net income - pro forma                          275,672    178,159   132,558
 Basic earnings per share - as reported             3.05       1.87      1.34
 Diluted earnings per share - as reported           2.99       1.84      1.33
 Basic earnings per share - pro forma               3.00       1.84      1.30
 Diluted earnings per share - pro forma             2.93       1.82      1.29

     Stock option activity consisted of the following:

                                                           Average      Option
                                                            Price       Shares
Outstanding December 31, 1995                           $    16.47    3,965,298
  Granted                                                    19.34    1,933,330
  Exercised                                                  15.09     (394,371)
  Exchanged for SAR                                          14.73       (4,610)
  Canceled or expired                                        19.68     (103,276)
Outstanding December 31, 1996                                17.54    5,396,371
  Granted                                                    30.87    1,284,460
  Exercised                                                  16.44   (1,424,657)
  Exchanged for SAR                                          16.46       (3,305)
  Canceled or expired                                        18.04      (30,230)
Outstanding December 31, 1997                                21.12    5,222,639
  Granted                                                    46.39      912,195
  Exercised                                                  17.14     (755,083)
  Exchanged for SAR                                          16.83         (520)
  Canceled or expired                                        20.91      (75,180)
Outstanding December 31, 1998                           $    26.03    5,304,051
Exercisable options
  December 31, 1996                                     $    16.58    3,494,501
  December 31, 1997                                          16.87    2,185,229
  December 31, 1998                                          17.77    1,523,060

     Information with respect to stock options outstanding and stock options exercisable as of December 31, 1998 consisted of the following:
                         Options Outstanding             Options Exercisable
                               Weighted    Weighted                  Weighted
    Range of                    Average     Average                   Average
    Exercise       Number      Remaining   Exercise       Number     Exercise
     Prices     Outstanding      Life        Price     Exercisable     Price
 $10.94-$16.88      583,955           4.4     $15.18      583,955       $15.18
 $17.63-$24.63    2,630,405           7.4      18.91      906,105        18.20
 $31.56-$42.88    1,208,441           8.9      31.81
 $46.34-$51.91      881,250           9.5      46.55       33,000        51.91
                  5,304,051                             1,523,060

     Some stock options were granted with stock appreciation rights (SAR) which entitle the employee to surrender the right to receive up to one-half of the shares covered by the option and to receive a cash payment equal to the difference between the stock option price and the market value of the shares being surrendered. Stock options with a SAR outstanding were 69,465 at December 31, 1998, 122,850 at December 31, 1997 and 234,680 at December 31, 1996.
     The Company issues restricted stock and stock units to certain executives that vest over a three-year period based on achievement of pre-established
financial objectives.   Restricted stock is paid out in shares and the stock
units are paid out in cash. Restricted stock shares outstanding at December 31, 1998, 1997 and 1996 were 311,960, 409,634 and 462,253, respectively. Restricted stock units outstanding at December 31, 1998, 1997 and 1996 were 217,186, 289,272 and 283,600, respectively. The expense for the anticipated restricted stock and stock unit payout is amortized over the three-year vesting period and was $11.8 million, $7.6 million and $4.8 million in 1998, 1997 and 1996, respectively. The number of shares of restricted stock issued in 1998 was 76,230 with a fair value at date of grant of $2.8 million. The number of stock units issued in 1998 was 50,827 with a fair value at date of grant of $1.9 million.

Employee Stock Ownership Plan
The Company established an Employee Stock Option Plan (ESOP), and a related trust issued debt and used the proceeds to acquire shares of the Company's stock for future allocation to ESOP participants. ESOP participants generally consist of all U.S. employees except a select group covered by a collective bargaining agreement. The Company guarantees the ESOP debt and reflects it in the Consolidated Balance Sheets as Long-term debt with a related amount shown in the
Shareowners' equity section as part of Employee stock plans.     Dividends
earned on the allocated and unallocated ESOP shares are used to service the debt. The Company is obligated to make annual contributions to the ESOP trust to the extent the dividends earned on the shares are less than the debt service requirements. As the debt is repaid, shares are released and allocated to plan participants based on the ratio of the current year debt service payment to the total debt service payments over the life of the loan. If the shares released are less than the shares earned by the employees, the Company contributes additional shares to the ESOP trust to meet the shortfall. All shares held by the ESOP trust are considered outstanding for earnings per share computations and dividends earned on the shares are recorded as a reduction of retained earnings.
     The ESOP shares held in trust consisted of the following:
                                                               December 31
                                                            1998         1997
Original shares held in trust:
     Released and allocated                              1,700,757    1,460,105
     Unreleased shares (fair value; 1998--$71,985,029;
     1997--$50,904,572)                                  1,156,386    1,397,038
                                                         2,857,143    2,857,143
Additional shares contributed and allocated                666,295      666,158
Shares withdrawn                                          (514,211)    (428,227)
Total shares held in trust                               3,009,227    3,095,074

     The components of the total contribution to the ESOP trust consisted of the following:
                                                 Year Ended December 31
In thousands                                  1998         1997         1996
Debt service requirement                  $     9,325  $     9,831  $     8,005
Dividends earned on ESOP shares                (2,086)      (1,960)      (1,550)
Cash contribution to ESOP trust                 7,239        7,871        6,455
FMV of additional shares contributed                6          726        2,312
Total contribution to ESOP trust          $     7,245  $     8,597  $     8,767


     The components of expense recognized by the Company for the ESOP contribution consisted of the following:
                                                 Year Ended December 31
In thousands                                  1998         1997         1996
Contribution classified as interest
expense                                   $     2,265  $     4,636  $     4,991
Contribution classified as compensation
expense                                         4,980        3,961        3,776
Total expense for the ESOP contribution   $     7,245  $     8,597 $      8,767

Shareowners' Equity
The share activity of the Company's common stock consisted of the following:
                                                        December 31
 In thousands                                  1998         1997        1996
 Common stock
 Balance at beginning of period              117,151      117,151     117,151
      Balance at end of period               117,151      117,151     117,151
 Treasury stock
 Balance at beginning of period              (22,465)     (19,106)    (11,745)
 Purchase of common stock for treasury        (6,300)      (5,000)     (8,056)
 Stock issued under stock option plans           760        1,374         390
 Stock issued under restricted stock
 awards, net                                      52          151         182
 Additional ESOP shares issued                    20          116         123
      Balance at end of period               (27,933)     (22,465)    (19,106)

     In 1997, the Company's board of directors authorized the repurchase of up to 15 million additional shares beyond the previous share repurchase authorizations totalling 15.8 million shares. Under these authorizations, the Company has repurchased 22.1 million shares at a cost of $675 million. As of December 31, 1998, of the 8.7 million shares which may be repurchased under then existing board authorization, the Company is committed to purchase 4 million shares under put options contracts, if such options are exercised. (See discussion of these put option contracts below.) The Company plans to continue the repurchase of shares over a non-specified period of time.
     During the first quarter of 1998, the Company amended the forward stock purchase agreement associated with the repurchase of 4 million shares by the Company during 1997. The future contingent purchase price adjustment included in the forward stock purchase agreement was amended to provide for settlement based on the difference in the market price of the Company's common stock at the time of settlement compared to the market price of the Company's common stock as of March 24, 1998 rather than as of August 20, 1997. The net cost of the amendment was $64 million. During the third quarter of 1998, the Company further amended the forward stock purchase agreement to establish the future settlement price on 1 million of the total 4 million shares. The forward stock purchase contract allows the Company to determine the method of settlement. The Company's objective in this transaction is to reduce the average price of repurchased shares.
     In connection with the share repurchase program, the Company sells put options which give the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options. The put option contracts allow the Company to determine the method of settlement. The Company's objective in selling put options is to reduce the average price of repurchased shares. In 1998 and 1997, the Company received $30 million and $10 million, respectively, in premium proceeds from the sale of put options. As of December 31, 1998, there were put options outstanding for 4 million shares with strike prices ranging from $43.25 to $56.838 (the weighted-average strike price was $51.92).
     Pursuant to a Shareholder Rights Plan approved by the Company in 1998, each share of common stock carries with it one Right. Until exercisable, the Rights will not be transferable apart from the Company's common stock. When exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of preferred stock of the Company at a price of $165. The Rights will only become exercisable if a person or group acquires 20 percent (which may be reduced to not less than 10 percent at the discretion of the board of directors) or more of the Company's common stock. In the event the Company is acquired in a merger or 50 percent or more of its consolidated assets or earnings power are sold, each Right entitles the holder to purchase common stock of either the surviving or acquired company at one-half its market price. The Rights may be redeemed in whole by the Company at a purchase price of $.01 per Right. The preferred shares will be entitled to 100 times the aggregate per share dividend payable on the Company's common stock and to 100 votes on all matters submitted to a vote of shareowners. The Rights expire May 2, 2008.

Supplementary Expense Information
Advertising costs and research and development expenses consisted of the following:
                                                   Year Ended December 31
In thousands                                   1998         1997         1996
Advertising costs                         $   168,483   $  143,334   $  138,141
Research and development expenses              59,468       50,201       48,927

Earnings Per Share
The computation of basic and diluted earnings per share consisted of the following:
                                                   Year Ended December 31
 In thousands except per share data            1998         1997        1996
 Numerator:
 Income before extraordinary item          $ 286,510    $ 183,490   $ 137,977
 Extraordinary item - loss on early
 retirement of debt                           (5,900)      (3,200)     (1,548)
 Numerator for basic and diluted
 earnings per share - net income           $ 280,610    $ 180,290   $ 136,429
 Denominator:
 Denominator for basic earnings per
 share - weighted-average shares              91,941       96,565     101,727
 Effect of dilutive securities:
 Stock option plans                            1,731          940         434
 Restricted stock awards                         196          190         305
 Forward stock purchase contract                 105          360
 Dilutive potential common shares              2,032        1,490         739
 Denominator for diluted earnings per
 share - adjusted weighted-average
 shares                                       93,973       98,055     102,466

 Basic earnings per share                  $     3.05  $      1.87  $     1.34
 Diluted earnings per share                $     2.99  $      1.84  $     1.33

     For additional disclosures regarding stock option plans and restricted stock awards, see Stock Plans section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's forward stock purchase contract, see Shareowners' Equity section in the Notes to Consolidated Financial Statements.

Environmental Remediation
The operations of the Company are subject to various federal, state and local laws and regulations intended to protect the environment including regulations related to air and water quality and waste handling and disposal. The Company also has received notices from the U.S. Environmental Protection Agency, state agencies and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to such sites. The Company s ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability and the remediation methods and technology to be used.

The Company also has responsibility, subject to specific contractual terms, for environmental claims for assets or businesses which have previously been sold.
     While it is possible the Company s estimated undiscounted obligation of approximately $8 million for future environmental costs may change in the near term, the Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The accrual for environmental liabilities is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets.

Commitments and Contingencies
The Company has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
     At December 31, 1998, the Company has outstanding commitments for capital expenditures of $22 million.

Segment Reporting
The Company has three reportable segments: home appliances, commercial appliances and international appliances. The operations of the Company's home appliances segment manufacture major appliances (laundry products, dishwashers, refrigerators, cooking appliances) and floor care products. These products are primarily sold to major national retailers and independent retail dealers in North America and targeted international markets.
     The operations of the Company's commercial appliances segment manufacture commercial cooking and vending equipment. These products are primarily sold to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets.
     The international appliances segment consists of the Company's 50.5 percent owned joint venture in China, Rongshida-Maytag, which manufactures laundry products and refrigerators. These products are primarily sold to department stores and distributors in China.
     The Company's reportable segments are distinguished by the nature of products manufactured and sold and types of customers. The Company's home appliances segment has been further defined based on distinct geographical locations.
     The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant policies except that the Company allocates pension expense associated with its pension plan to each reportable segment while recording the pension assets and liabilities at corporate. In addition, the Company records its federal and state deferred tax assets and liabilities at corporate. Intersegment sales are not significant.
     Financial information for the Company's reportable segments consisted of the following:

                                                   Year Ended December 31
In thousands                                   1998         1997         1996
Net sales
  Home appliances                          $3,482,842   $3,035,593   $2,798,907
  Commercial appliances                       458,008      249,416      162,301
  International appliances                    128,440      122,902       40,448
     Consolidated total                    $4,069,290   $3,407,911   $3,001,656
Operating income
  Home appliances                          $  505,110   $  351,665   $  276,945
  Commercial appliances                        49,769       19,437       10,731
  International appliances                      5,939       11,605        3,802
     Total for reportable segments            560,818      382,707      291,478
  Corporate                                   (38,080)     (24,434)     (22,399)
     Consolidated total                    $  522,738   $  358,273   $  269,079
Capital expenditures
  Home appliances                          $  126,019   $  174,622   $  216,321
  Commercial appliances                         9,044        7,412        2,694
  International appliances                     21,817       32,884          576
     Total for reportable segments            156,880      214,918      219,591
  Corporate                                     4,371       14,643          311
     Consolidated total                    $  161,251   $  229,561   $  219,902
Depreciation and amortization
  Home appliances                          $  129,712   $  125,125   $  104,768
  Commercial appliances                         9,781        5,666        3,820
  International appliances                      7,533        6,410        1,412
     Total for reportable segments            147,026      137,201      110,000
  Corporate                                     1,528          962        1,278
     Consolidated total                    $  148,554   $  138,163   $  111,278
Total assets
  Home appliances                          $1,736,396   $1,753,109   $1,730,795
  Commercial appliances                       266,750      250,440       91,886
  International appliances                    255,361      220,089      189,362
     Total for reportable segments          2,258,507    2,223,638    2,012,043
  Corporate                                   329,156      290,516      317,897
     Consolidated total                    $2,587,663   $2,514,154   $2,329,940

     In 1996, the Company's home appliances segment recorded a restructuring
charge of $40 million.   For additional disclosures regarding the Restructuring
Charge, see Restructuring Charge section in the Notes to Consolidated Financial Statements.
     Corporate assets includes such items as deferred tax assets, intangible pension asset and other assets.
     The reconciliation of segment profit to consolidated income before income taxes and minority interest consisted of the following:
                                                   Year Ended December 31
In thousands                                   1998         1997         1996
Total operating income for reportable
segments                                   $  560,818   $  382,707   $  291,478
General corporate                             (38,080)     (24,434)     (22,399)
Interest expense                              (62,765)     (58,995)     (43,006)
Other - net                                    10,912        1,277        2,164
  Consolidated income before income
  taxes and minority interest              $  470,885   $  300,555   $  228,237

     Financial information related to the Company's operations by geographic area consisted of the following:

                                                   Year Ended December 31
In thousands                                   1998         1997         1996
Net sales
  United States                            $3,601,790   $2,983,574   $2,674,127
  China                                       128,440      122,902       40,448
  Other foreign countries                     339,060      301,435      287,081
     Consolidated total                    $4,069,290   $3,407,911   $3,001,656

                                                         December 31
In thousands                                   1998         1997         1996
Long-lived assets
  United States                            $  867,425   $  866,316   $  804,770
  China                                        90,080       67,964       40,616
  Other foreign countries                       8,089        6,992        6,499
     Consolidated total                    $  965,594   $  941,272   $  851,885

     Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment.

Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations consisted of the following:
                                     December  September     June       March
In thousands except per share data      31         30         30          31
1998
  Net sales                         $ 972,003 $1,035,202 $1,021,699  $1,040,386
  Gross profit                        291,791    298,817    287,118     303,901
  Income before extraordinary item     68,816     77,440     67,987      72,267
     Basic earnings per share            0.77       0.85       0.73        0.77
     Diluted earnings per share          0.75       0.84       0.71        0.75
  Net income                           66,416     73,940     67,987     72,267
     Basic earnings per share            0.74       0.82       0.73        0.77
     Diluted earnings per share          0.72       0.80       0.71        0.75
1997
  Net sales                         $ 945,097 $  855,804 $  814,541  $  792,469
  Gross profit                        262,827    239,534    224,445     209,482
  Income before extraordinary item     51,930     49,277     43,783      38,500
     Basic earnings per share            0.55       0.51       0.45        0.39
     Diluted earnings per share          0.54       0.50       0.44        0.39
  Net income                           48,730     49,277     43,783      38,500
     Basic earnings per share            0.52       0.51       0.45        0.39
     Diluted earnings per share          0.50       0.50       0.44        0.39

     In the third quarter of 1998, the Company made early retirements of debt of $50.5 million at an after-tax cost of $3.5 million. In the fourth quarter of 1998, the Company made early retirements of debt of $20.6 million at an after-tax cost of $2.4 million. These charges for the early retirement of debt have been reflected in the Consolidated Statements of Income as extraordinary items.
     In the fourth quarter of 1997, the Company acquired G.S. Blodgett Corporation, a commercial cooking equipment manufacturer. The results of this operation are consolidated in the Company's financial statements beginning in October 1997. Net sales from the acquisition of $31.3 million are included in the quarter ended December 31, 1997. In the fourth quarter of 1997, the Company made early retirements of debt of $61.8 million at an after-tax cost of $3.2 million. The charge for the early retirement of debt has been reflected in the Consolidated Statements of Income as an extraordinary item.


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

Item 11. Executive Compensation.

Information concerning executive compensation on pages 13 through 22 of the Proxy Statement, is incorporated herein by reference; provided that the information contained in the Proxy Statement under the heading "Compensation Committee Report on Executive Compensation" is specifically not incorporated herein by reference. Information concerning director compensation on page 8 of the Proxy Statement is incorporated herein by reference, provided that the information contained in the Proxy Statement under the headings "Shareholder Return Performance" and "Other Matters" is specifically not incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 50.

           (3) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 51 through 54.

(b) There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1998.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 51 through 54.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 50.

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



Barbara R. Allen                      Howard L. Clark, Jr.
Director                              Director



Lester Crown                          Wayland R. Hicks
Director                              Director



Bernard G. Rethore                    W. Ann Reynolds
Director                              Director



Neele E. Stearns, Jr.                 Fred G. Steingraber
Director                              Director



Carole J. Uhrich
Director


Date:  March 17, 1999

                           ANNUAL REPORT ON FORM 10-K

                     Item 14(a)(1), (2) and (3), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                LIST OF EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                          Year Ended December 31, 1998

                               MAYTAG CORPORATION
                                  NEWTON, IOWA

FORM 10-K--ITEM 14(a)(1), (2) AND ITEM 14(d)

MAYTAG CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and supplementary data of Maytag Corporation and subsidiaries are included in Part II, Item 8:

                                                                  Page

    Consolidated Statements of Income--Years Ended
      December 31, 1998, 1997, and 1996 . . . . . . . . . . . . . 20

    Consolidated Balance Sheets--
      December 31, 1998 and 1997  . . . . . . . . . . . . . . . . 21

    Consolidated Statements of Shareowners' Equity--Years Ended
      December 31, 1998, 1997 and 1996  . . . . . . . . . . . . . 23

    Consolidated Statements of Comprehensive Income--
      December 31, 1998, 1997 and 1996  . . . . . . . . . . . . . 24

    Consolidated Statements of Cash Flows--Years Ended
      December 31, 1998, 1997 and 1996  . . . . . . . . . . . . . 25

    Notes to Consolidated Financial Statements  . . . . . . . . . 26

    Quarterly Results of Operations--Years 1998 and 1997  . . . . 47

The following consolidated financial statement schedule of Maytag Corporation and subsidiaries is included in Item 14(d):

    Schedule II  Valuation and Qualifying Accounts . . .. . . . . 55

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

  3(d)   Certificate of Amendment to Certificate of1997 Annual
         Designations of Series A Junior           Report on
         Participating Preferred Stock of          Form 10-K
         Registrant.

  3(e)   By-Laws of Registrant, as amended through                    X
         November 12, 1998.

  4(a)   Rights Agreement dated as of February 12, Form 8-A
         1998 between Registrant and Harris Trust  dated
         and Savings Bank.                         February 12,
                                                   1998, Exhibit
                                                   1.

  4(b)   Letter to Shareholders dated February 12, Current
         1998 relating to the adoption of a        Report on
         shareholders rights plan with attachments.Form 8-K
                                                   dated
                                                   February 12,
                                                   1998, Exhibit
                                                   1.

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

  4(g) U.S. $400,000,000 Credit Agreement Dated 1995 Annual as of July 28, 1996 among Registrant, the Report on banks Party Hereto and Bank of Montreal, Form 10-K
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.

  4(h) Second Amendment to Credit Agreement Dated1996 Annual as of July 1, 1996 among Registrant, the Report on banks Party Hereto and Bank of Montreal, Form 10-K
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.


  4(i) Third Amendment to Credit Agreement Dated 1997 Annual as of June 10, 1997 among Registrant, the Report on banks Party Hereto and Bank of Montreal, Form 10-K
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.

  4(j) Copies of instruments defining the rights of holders of long-term debt not required to be filed herewith or incorporated herein by reference will be furnished to the Commission upon request.

 10(a)   Annual Management Incentive Plan, as      1990 Annual
         amended through December 21, 1990 (1).    Report on
                                                   Form 10-K

 10(b)   Change of Control Agreements (1).                            X

 10(c)   Corporate Severance Agreements (1).       1989 Annual
                                                   Report on
                                                   Form 10-K.

                                                    Incorporated  Filed with
 Exhibit                                             Herein by    Electronic
  Number           Description of Document          Reference to  Submission

 10(d)   Revised definition of Change of Control   1995 Annual
         adopted by the Board of Directors amendingReport on the definition included in the Corporate Form 10-K
         Severance Agreements listed in Exhibit
         10(c).

 10(e)   1989 Non-Employee Directors Stock Option  Exhibit A to
         Plan (1).                                 Registrant's
                                                   Proxy
                                                   Statement
                                                   dated March
                                                   18, 1990.

 10(f)   1986 Stock Option Plan for Executives and Exhibit A to
         Key Employees (1).                        Registrant's
                                                   Proxy
                                                   Statement
                                                   dated March
                                                   14, 1986.

 10(g)   1992 Stock Option Plan for Executives and Exhibit A to
         Key Employees (1).                        Registrant's
                                                   Proxy
                                                   Statement
                                                   dated March
                                                   16, 1992.

 10(h)   1991 Stock Incentive Award Plan for Key   Exhibit A to
         Executives (1).                           Registrant's
                                                   Proxy
                                                   Statement
                                                   dated March
                                                   15, 1991.

 10(i)   Directors Deferred Compensation Plan (1). Amendment No.
                                                   1 on Form 8
                                                   dated April
                                                   5, 1990 to
                                                   1989 Annual
                                                   Report on
                                                   Form 10-K.

 10(j)   1996 Employee Stock Incentive Plan (1).   Exhibit A to
                                                   Registrant's
                                                   Proxy
                                                   Statement
                                                   dated March
                                                   20, 1996.

                                                    Incorporated  Filed with
 Exhibit                                             Herein by    Electronic
  Number           Description of Document          Reference to  Submission
 10(k)   1988 Capital Accumulation Plan for Key    Amendment No.
         Employees (1).  (Superseded by Deferred   1 on Form 8
         Compensation Plan, as amended and restateddated April
         effective January 1, 1997)                5, 1990 to
                                                   1989 Annual
                                                   Report on
                                                   Form 10-K.

 10(l)   Maytag Deferred Compensation Plan, as     1995 Annual
         amended and restated effective January 1, Report on
         1996.                                     Form 10-K

 10(m)   Directors Retirement Plan (1).            Amendment No.
                                                   1 on Form 8
                                                   dated April
                                                   5, 1990 to
                                                   1989 Annual
                                                   Report on
                                                   Form 10-K.

 10(n)   1998 Non-Employee Directors' Stock Option Exhibit A to
         Plan (1).                                 Registrant's
                                                   Proxy
                                                   Statement
                                                   dated April
                                                   2, 1998.

 12      Ratio of Earnings to Fixed Charges.                          X

 21      List of Subsidiaries of the Registrant.                      X

 23      Consent of Ernst & Young LLP.                                X

 27 (a)  Financial Data Schedule - Twelve Months                      X
         Ended December 31, 1998.

 27 (b)  Financial Data Schedule - Restated Twelve                    X
         Months Ended December 31, 1997.

                              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                            Maytag Corporation
                                           Thousands of Dollars


            COL. A                COL. B                 COL. C                COL. D         COL. E
                                                       ADDITIONS
         DESCRIPTION            Balance at                                  Deductions--  Balance at End
                                 Beginning     Charged to     Charged to     Describe       of Period
                                 of Period     Costs and        Other
                                               Expenses      Accounts--
                                                               Describe
Year ended December 31, 1998:
    Allowance for doubtful        $  36,386    $ 14,807                    $  29,743 (1)    $  22,305
      accounts receivable                                                         73 (2)
                                                                                (928)(3)
                                  $  36,386    $ 14,807                    $  28,888        $  22,305

Year ended December 31, 1997:
    Allowance for doubtful        $  13,790    $ 26,212 (4)                $   3,903 (1)(4) $  36,386
      accounts receivable                                                          1 (2)
                                                                                (288)(5)
                                  $  13,790    $ 26,212                    $   3,616        $  36,386

Year ended December 31, 1996:
    Allowance for doubtful        $  12,540    $ 14,152                    $  14,169 (1)    $  13,790
      accounts receivable                                                          2 (2)
                                                                              (1,269)(6)
                                  $  12,540    $ 14,152                    $  12,902        $  13,790


Note 1 - Uncollectible accounts written off
Note 2 - Effect of foreign currency translation
Note 3 - Resulting from acquisition of Three Gorges in the fourth quarter of 1998.
Note 4 - These amounts have been reclassified to conform to 1998 presentation.
Note 5 - Resulting from acquisition of G.S. Blodgett Corporation in October 1997.
Note 6 - Resulting from acquistion of the Company's China joint venture in the fourth quarter of 1996.
