Form 10-Q
period 1999-03-31
MAYTAG CORP
filed 1999-05-12
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1999


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


The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999:


                   Common Stock, $1.25 par value - 88,419,858

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                          Quarter Ended March 31, 1999


                                    I N D E X



          Page
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Statements of Income................3

     Condensed Consolidated Balance Sheets......................4

     Condensed Consolidated Statements of Cash Flows............6

     Notes to Condensed Consolidated Financial Statements.......7

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations........................9

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk.................................................14


PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.....................15

     Signatures................................................16

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MAYTAG CORPORATION
               Condensed Consolidated Statements of Income


                                                    Three Months Ended
                                                         March 31
In thousands except per share data                    1999         1998
Net sales                                         $1,106,186   $1,040,386
Cost of sales                                        778,849      736,485
     Gross profit                                    327,337      303,901
Selling, general and administrative expenses         173,845      168,821
     Operating income                                153,492      135,080
Interest expense                                     (15,379)     (15,585)
Other - net                                              565          328
     Income before income taxes and minority
     interest                                        138,678      119,823
Income taxes                                          52,004       44,132
     Income before minority interest                  86,674       75,691
Minority interest                                        342       (3,424)
     Net income                                   $   87,016   $   72,267


Basic earnings per common share:
     Net income                                   $     0.98   $     0.77

Diluted earnings per common share:
     Net income                                   $     0.95   $     0.75


Dividends per common share                        $     0.18   $     0.16


See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
                   Condensed Consolidated Balance Sheets

                                                 March 31      December 31
In thousands except share data                     1999            1998
Assets

Current assets
Cash and cash equivalents                    $       29,941  $       28,642
Accounts receivable                                 571,668         472,979
Inventories                                         414,018         383,753
Deferred income taxes                                39,014          39,014
Other current assets                                 31,570          44,474
     Total current assets                         1,086,211         968,862


Noncurrent assets
Deferred income taxes                               123,773         120,273
Prepaid pension cost                                  1,434           1,399
Intangible pension asset                             62,811          62,811
Other intangibles                                   437,612         424,312
Other noncurrent assets                              46,390          44,412
     Total noncurrent assets                        672,020         653,207

Property, plant and equipment
Property, plant and equipment                     1,983,485       1,954,263
Less allowance for depreciation                   1,019,922         988,669
     Total property, plant and equipment            963,563         965,594
     Total assets                            $    2,721,794  $    2,587,663

See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
             Condensed Consolidated Balance Sheets - Continued

                                                 March 31      December 31
 In thousands except share data                    1999            1998
 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                               $     165,281   $     112,898
 Accounts payable                                  266,202         279,086
 Compensation to employees                          65,136          81,836
 Accrued liabilities                               186,972         176,701
 Income taxes payable                               45,192
 Current portion of long-term debt                 140,183         140,176
      Total current liabilities                    868,966         790,697

 Noncurrent liabilities
 Deferred income taxes                              21,068          21,191
 Long-term debt, less current portion              464,409         446,505
 Postretirement benefit liability                  463,586         460,599
 Accrued pension cost                               76,064          69,660
 Other noncurrent liabilities                      112,990         117,392
      Total noncurrent liabilities               1,138,117       1,115,347

 Minority interest                                 171,858         174,055


 Shareowners' equity
 Preferred stock:
      Authorized - 24,000,000 shares
      (par value $1.00)
      Issued - none
 Common stock:
      Authorized - 200,000,000 shares
      (par value $1.25)
      Issued - 117,150,593 shares,
      including shares in treasury                 146,438         146,438
 Additional paid-in capital                        488,714         467,192
 Retained earnings                                 831,096         760,115
 Cost of Common stock in treasury
 (1999 - 28,745,886 shares;
 1998 - 27,932,506 shares)                        (865,389)       (805,802)
 Employee stock plans                              (44,007)        (45,331)
 Accumulated other comprehensive income            (13,999)        (15,048)
      Total shareowners' equity                    542,853         507,564
      Total liabilities and shareowners'
      equity                                 $   2,721,794   $   2,587,663

 See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
              Condensed Consolidated Statements of Cash Flows


                                                       Three Months Ended
                                                            March 31
In thousands                                            1999         1998
Operating activities
Net income                                         $   87,016   $   72,267
Adjustments to reconcile net income to net cash
provided by operating activities:
     Minority interest                                   (342)       3,424
     Depreciation and amortization                     37,790       38,104
     Deferred income taxes                             (3,623)      (4,362)
     Changes in working capital items exclusive
     of business acquisitions:
          Accounts receivable                         (96,755)     (82,437)
          Inventories                                 (27,764)     (22,931)
          Other current assets                         12,924        1,419
          Other current liabilities                    29,407       55,584
Pension assets and liabilities                          6,369        5,199
Postretirement benefit liability                        2,987        2,159
Other - net                                            (5,497)      18,288
     Net cash provided by operating activities         42,512       86,714

Investing activities
Capital expenditures                                  (32,180)     (27,361)
Business acquisitions                                  (3,551)
     Total investing activities                       (35,731)     (27,361)

Financing activities
Proceeds from issuance of notes payable                52,392       55,801
Repayment of notes payable                                 (9)      (1,617)
Proceeds from issuance of long-term debt               24,000
Repayment of long-term debt                            (6,089)        (131)
Stock repurchases                                     (73,852)     (46,844)
Forward stock purchase amendment                                   (63,782)
Stock options exercised and other common stock
transactions                                           15,572       15,986
Dividends                                             (17,888)     (17,558)
Investment by joint venture partner                                  6,900
     Total financing activities                        (5,874)     (51,245)
Effect of exchange rates on cash                          392         (360)
     Increase in cash and cash equivalents              1,299        7,748
Cash and cash equivalents at beginning of period       28,642       27,991
     Cash and cash equivalents at end of period    $   29,941   $   35,739

See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that are expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1998.

NOTE B--COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax, for the first quarter of 1999 and 1998 are as follows:

                                                    Three Months Ended
                                                         March 31
 In thousands                                        1999            1998
 Net income                                  $      87,016   $      72,267
 Unrealized gains (losses) on securities               423          (1,963)
 Foreign currency translation                          626            (479)
 Comprehensive income                        $      88,065   $      69,825

The components of accumulated other comprehensive income, net of related tax are as follows:
                                                  March 31      December 31
 In thousands                                        1999            1998
 Unrealized losses on securities             $      (4,439)  $      (4,862)
 Foreign currency translation                       (9,560)        (10,186)
 Accumulated other comprehensive income      $     (13,999)  $     (15,048)

NOTE C--INVENTORIES

Inventories consisted of the following:
                                                  March 31       December 31
 In thousands                                       1999             1998
 Raw materials                             $       66,907   $       69,039
 Work in process                                   71,762           66,578
 Finished products                                344,339          317,331
 Supplies                                           8,912            8,856
 Total FIFO cost                                  491,920          461,804
 Less excess of FIFO cost over LIFO                77,902           78,051
      Inventories                          $      414,018   $      383,753




NOTE D--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                                                          March 31
 In thousands except per share data                 1999              1998
 Numerator for basic and diluted earnings
 per share -- net income                   $       87,016   $       72,267
 Denominator for basic earnings per share
 -- weighted-average shares                        88,686           94,346
 Effect of dilutive securities:
      Stock option plans                            1,822            1,647
      Restricted stock awards                         141              162
      Forward stock purchase contract                 605
 Dilutive potential common shares                   2,568            1,809
 Denominator for diluted earnings per
 share -- adjusted weighted-average
 shares                                            91,254           96,155
 Basic earnings per share                  $         0.98   $         0.77

 Diluted earnings per share                $         0.95   $         0.75

NOTE E--CONTINGENCIES

Maytag has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation and other claims, taxes and other claims which are not considered to be significant in relation to Maytag's consolidated financial position.

NOTE F--SEGMENT REPORTING

Maytag has three reportable segments: home appliances, commercial appliances and international appliances. Maytag's home appliances segment manufactures major appliances (laundry products, dishwashers, refrigerators, cooking appliances) and floor care products. These products are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets.
     Maytag's commercial appliances segment manufactures commercial cooking and vending equipment. These products are sold primarily to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets.
     The international appliances segment consists of Maytag's 50.5 percent owned joint venture in China, Rongshida-Maytag, which manufactures laundry products and refrigerators. These products are sold primarily to department stores and distributors in China.
     Maytag's reportable segments are distinguished by the nature of products manufactured and sold and types of customers. Maytag's home appliances segment has been further defined based on distinct geographical locations.
     Financial information for Maytag's reportable segments consisted of the following:

                                                    Three Months Ended
                                                          March 31
In thousands                                        1999            1998
Net sales
     Home appliances                         $     926,448   $     881,986
     Commercial appliances                         136,746         107,979
     International appliances                       42,992          50,421
          Consolidated total                 $   1,106,186   $   1,040,386
Operating income
     Home appliances                         $     148,366   $     127,750
     Commercial appliances                          18,033          11,884
     International appliances                       (3,083)          4,238
          Total for reportable segments            163,316         143,872
     Corporate                                      (9,824)         (8,792)
          Consolidated total                 $     153,492   $     135,080

                                                  March 31      December 31
In thousands                                        1999            1998
Total assets
     Home appliances                         $   1,844,774   $   1,736,396
     Commercial appliances                         309,831         266,750
     International appliances                      256,952         255,361
          Total for reportable segments          2,411,557       2,258,507
     Corporate                                     310,237         329,156
          Consolidated total                 $   2,721,794   $   2,587,663

     The reconciliation of segment profit to consolidated income before income taxes and minority interest consisted of the following:

                                                    Three Months Ended
                                                         March 31
In thousands                                        1999            1998
Total operating income for reportable
segments                                     $     163,316   $     143,872
Corporate                                           (9,824)         (8,792)
Interest expense                                   (15,379)        (15,585)
Other - net                                            565             328
Consolidated income before income taxes
and minority interest                        $     138,678   $     119,823

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 1999 with 1998

Maytag Corporation ("Maytag") has three reportable segments: home appliances, commercial appliances and international appliances. (See discussion and financial information about Maytag's reportable segments in "SEGMENT REPORTING" section of the Notes to Condensed Consolidated Financial Statements.)

Net Sales: Consolidated net sales were $1.11 billion in the first quarter of 1999, an increase of 6 percent compared to the same period in 1998.
     Home appliances net sales increased 5 percent in the first quarter of 1999 compared to 1998. The net sales increase was due primarily to increased sales of recently introduced premium brand products, including Hoover upright vacuum cleaners, Hoover deep carpet cleaners, Maytag Neptune laundry products and Maytag and Jenn-Air brand side by side refrigerators, partially offset by a decrease in net sales of value brand products. Net sales also benefitted from favorable economic conditions which contributed to strong growth in industry shipments of major appliances and floor care products. Maytag plans to continue to introduce new premium brand products throughout the remainder of 1999.
     Net sales of commercial appliances were up 27 percent from the first quarter of 1998. The net sales increase was due primarily to a significant increase in the sales volume of Dixie-Narco can and bottle venders. First quarter net sales included sales of Jade Products Company ("Jade"), a manufacturer of premium commercial ranges and refrigeration units and commercial-style residential ranges and outdoor grills acquired by Maytag effective January 1, 1999. Excluding Jade, commercial appliances net sales increased 23 percent from 1998.
     Net sales of international appliances, which consists of Maytag's 50.5 percent owned joint venture in China, were down 15 percent in the first quarter of 1999 from the same period in 1998. The sales decrease was attributable to lower unit volume and lower selling prices.

Gross Profit: Consolidated gross profit as a percent of sales increased to 29.6 percent of sales in the first quarter of 1999 from 29.2 percent of sales in the first quarter of 1998. The increase in gross margin was due primarily to favorable brand and product sales mix and lower raw material costs compared to the prior year, partially offset by an increase in research and development costs.
     Maytag expects to continue to realize lower raw material prices in 1999 compared to 1998.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 15.7 percent of sales in the first quarter of 1999 compared to 16.2 percent of sales in the first quarter of 1998. The decrease was due primarily to lower advertising expenses as a percent of sales in home appliances in the first quarter of 1999 compared to the first quarter of 1998.

Operating Income: Consolidated operating income for the first quarter of 1999 increased 14 percent to $153 million, or 13.9 percent of sales, compared to $135 million, or 13 percent of sales, in the same period in 1998.
     Home appliances operating income increased 16 percent in the first quarter of 1999 compared to 1998. Operating margin for the first quarter of 1999 was 16 percent of sales compared to 14.5 percent of sales in 1998. The increase in operating margin was due primarily to the increase in gross profit margins and decrease in selling, general and administrative expenses as a percent of sales discussed above.
     Commercial appliances operating income increased 52 percent in the first quarter of 1999 compared to 1998. Operating margin for the first quarter of 1999 was 13.2 percent of sales compared to 11 percent of sales in 1998. The increase in operating margin was due primarily to the operating leverage obtained on fixed expenses from the increase in sales volume.
     International appliances reported an operating loss of $3 million in the first quarter of 1999 compared to operating income of $4 million in the first quarter of 1998. The decrease in operating income was due to the decrease in net sales described above and an increase in provisions primarily related to uncollectible accounts receivable. The economic environment in China and the Asian region continues to adversely impact the operations of Rongshida-Maytag.



Interest Expense: Interest expense remained approximately the same as the first quarter of 1998 as higher average borrowings were offset by lower interest rates.

Income Taxes: The effective tax rate for the first quarter of 1999 was 37.5 percent which was approximately the same as the first quarter of 1998.

Minority Interest: In the first quarter of 1999, minority interest consisted of the income attributable to the noncontrolling interest of Anvil Technologies LLC of $1.9 million and the loss attributable to the noncontrolling interest of Rongshida-Maytag of $2.2 million. In the first quarter of 1998, minority interest consisted of the income attributable to the noncontrolling interest of Anvil Technologies LLC of $1.9 million and the income attributable to the noncontrolling interest of Rongshida-Maytag of $1.5 million.

Net Income: Net income for the first quarter of 1999 was $87 million, or $0.95 diluted earnings per share, compared to net income of $72.3 million, or $0.75 diluted earnings per share in 1998. The increase in net income was due primarily to the increase in operating income. The increase in diluted earnings per share was due to the increase in net income and the positive effect of Maytag's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

Liquidity and Capital Resources

Maytag's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag's cash flows is presented in the Condensed Consolidated Statements of Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities consists primarily of net income adjusted for certain non-cash items, changes in working capital items, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities decreased due primarily to an increase in cash used for working capital in the first quarter of 1999 compared to the first quarter of 1998.
     A portion of Maytag's accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag's ongoing operations.

Total Investing Activities: Maytag continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     Capital expenditures in the first quarter of 1999 were $32 million compared to $27 million in the first quarter of 1998. Maytag plans to invest approximately $190 million in capital expenditures in 1999.
     Effective January 1, 1999, Maytag acquired all of the outstanding shares of Jade for approximately $19 million. In connection with the purchase, Maytag retired debt and incurred transaction costs of $3.6 million and issued approximately 290 thousand shares of Maytag common stock at a value of $15.6 million. The acquisition has been accounted for as a purchase, and the results of its operation have been included in the consolidated financial statements since the date of acquisition.

Total Financing Activities: Dividend payments on Maytag's common stock in the first quarter of 1999 were $16 million, or $0.18 per share, compared to $15.2 million, or $0.16 per share in 1998.
     During the first quarter of 1999, Maytag's board of directors authorized the repurchase of up to 10 million additional shares beyond the previous authorizations commencing in 1995 totalling 30.8 million shares. Under these authorizations, Maytag has repurchased 23.4 million shares at a cost of $749 million through the end of the first quarter of 1999. During the first quarter of 1999, Maytag repurchased 1.3 million shares at a cost of $74 million. As of March 31, 1999, of the 17.4 million shares which may be repurchased under the existing board authorizations, Maytag is committed to purchase 4.4 million shares under put options contracts, if such options are exercised. (See discussion of these put option contracts below.) Maytag plans to continue the repurchase of shares over a non-specified period of time.
     During the first quarter of 1998, Maytag amended the forward stock purchase agreement associated with the repurchase of four million shares by Maytag during 1997. The future contingent purchase price adjustment included in the forward stock purchase agreement was amended to provide for settlement based on the difference in the market price of Maytag's common stock at the time of settlement compared to the market price of Maytag's common stock as of March 24, 1998 rather than as of August 20, 1997. The net cost of the amendment was $64 million. The forward stock purchase contract allows Maytag to determine the method of settlement. Maytag's objective in this transaction is to reduce the average price of repurchased shares.
     In connection with the share repurchase program, Maytag sells put options which give the purchaser the right to sell shares of Maytag's common stock to Maytag at specified prices upon exercise of the options. The put option contracts allow Maytag to determine the method of settlement. Maytag's objective in selling put options is to reduce the average price of repurchased shares. In the first quarter of 1999, Maytag received $10.6 million in premium proceeds from the sale of put options. As of March 31, 1999, there were 4.4 million put options outstanding with strike prices ranging from $43.30 to $58.29; the weighted-average strike price was $56.24.
     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totalling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which Maytag was in compliance with at March 31, 1999. On April 7, 1999, Maytag filed with the Securities and Exchange Commission a shelf registration statement providing Maytag the ability to issue an aggregate of $400 million of debt securities. Maytag expects to issue these securities over a non-specified period of time and expects to use the net proceeds from the sale of the securities for general corporate purposes, including share repurchase programs, capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions.

Market Risks

Maytag is exposed to foreign currency exchange risk inherent in its anticipated sales and assets and liabilities denominated in foreign currencies. To mitigate the short-term effects of changes in exchange rates on Maytag's foreign currency denominated export sales, Maytag enters into foreign currency forward and option contracts. Maytag's policy is to hedge a portion of its anticipated foreign currency denominated export sales transactions, which are denominated primarily in Canadian dollars, for periods not exceeding twelve months.
     Maytag also is exposed to interest rate risk in Maytag's debt and the commodity price risk inherent in Maytag's purchase of certain commodities used in the manufacture of its products.
     There have been no material changes in the reported market risks of Maytag since December 31, 1998. See further discussion of these market risks and related financial instruments in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1998.

Year 2000

The much publicized "Year 2000 problem", affecting most companies, arises because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, these computer applications could fail or create erroneous results. Maytag uses computer information systems and manufacturing equipment which may be affected. It also relies on suppliers and customers who are also dependent on systems and equipment which use date dependent software.
     In 1996, Maytag began its effort for the conversion or replacement of North American computer information systems which did not properly address the Year 2000. This effort involved both plans for creating replacement systems for those computer information systems which were developed internally as well as obtaining versions of software purchased from third parties which are Year 2000 ready. Maytag estimates that this effort is approximately 90 percent complete as of March 31, 1999. Maytag essentially has converted or replaced its critical computer information systems for its North American business operations. The remaining effort relates primarily to the conversion or replacement of Blodgett's computer information systems and other non-critical computer information systems which Maytag expects to complete by mid-1999.
     In mid-1997, Maytag began to review the manufacturing equipment used in Maytag s North American operations as well as the systems related to the infrastructure of the North American manufacturing and office facilities.
Maytag is continuing to inventory and verify Year 2000 readiness of computer controlled manufacturing equipment and computer controls for the North American manufacturing and office facilities. Maytag estimates that this effort is approximately 90 percent complete as of March 31, 1999. Maytag expects to complete the remediation efforts of its production equipment and systems related to its infrastructure for its North American business operations by mid-1999.
     In 1997, Maytag also began to assess the Year 2000 problem remediation efforts of third parties in North America who have material relationships with Maytag including, but not limited to: providers of services such as utilities, suppliers of raw materials and customers where there is a significant business relationship. However, there is no assurance that Maytag will not be adversely affected by the Year 2000 problems of other organizations.
     Rongshida-Maytag, Maytag's joint venture in China, is currently reviewing the implications of the Year 2000 problem on computer information systems and equipment used in the manufacture of its products or facilities.
     The costs associated with Maytag's Year 2000 remediation are being expensed as incurred, were not material to the performance of Maytag for previous periods and are not expected to be material relative to the future performance of Maytag. Maytag estimates it has spent approximately $14 million to date on the Year 2000 issue and expects to spend not more than $20 million in total on the Year 2000 issue. Maytag utilizes software which was acquired from third parties. Maytag has maintenance agreements with certain of its software vendors which, in return for annual contractual payments, enable it to obtain new software releases, including versions which are Year 2000 ready.
     If Maytag is unsuccessful, or if the remediation efforts of its key suppliers or customers are unsuccessful with regard to Year 2000 remediation, there may be a material adverse impact on Maytag's financial position and results of operations. If Maytag's Year 2000 remediation effort is not successful, the most likely worst case scenario is that Maytag will be unable to manufacture and distribute its products. Maytag is unable to estimate the financial impact of Year 2000 issues because it cannot predict the magnitude or time length of potential Year 2000 business interruptions. Maytag has developed a contingency plan which includes as a precautionary measure an increased level of inventory to minimize the potential disruption in Maytag s ability to manufacture and distribute products.
     While Maytag expects its Year 2000 issues to be remedied successfully, it cannot guarantee that Year 2000 issues, including those of third parties, will not have an adverse effect on Maytag's consolidated financial position or results of operations.

Contingencies

Maytag has contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in "CONTINGENCIES" section of the Notes to Condensed Consolidated Financial Statements.)

Forward-Looking Statements

This Management's Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expects," "intends," "may impact," "plans" or "should." These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which Maytag competes, including changes in economic conditions in the geographic areas where Maytag's operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the ability of Maytag and customers and suppliers to become Year 200 ready in a timely manner; the cost and availability of raw materials and purchased components; progress on capital projects; the impact of business acquisitions or dispositions; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of Management's Discussion and Analysis.

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                                 March 31, 1999

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     27 (a) Financial Data Schedule - Quarter Ended March 31, 1999

(b)  Reports on Form 8-K

     Maytag filed a Form 8-K dated January 15, 1999 under Item 5, Other Events, indicating it signed an agreement to purchase Jade Range, a privately held manufacturer of home and commercial appliances.

     Maytag filed a Form 8-K dated February 16, 1999 under Item 5, Other Events, indicating it expected 1999 revenues to exceed record 1998 levels with a 1999 earnings per share growth rate in the mid-teens.

     Maytag filed a Form 8-K dated February 16, 1999 under Item 5, Other Events, indicating the board of directors extended the current share repurchase program by authorizing the repurchase of up to 10 million additional shares.

     Maytag filed a Form 8-K dated March 25, 1999 under Item 5, Other Events, indicating its first quarter sales and income were running ahead of expectations, and earnings per share for the period would likely exceed current estimates by financial analysts.

                               MAYTAG CORPORATION
                                   Signatures
                                 March 31, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MAYTAG CORPORATION


Date: May 12, 1999
                                        Gerald J. Pribanic
                                        Executive Vice President and
                                        Chief Financial Officer



                                        Steven H. Wood
                                        Vice President, Financial
                                        Reporting and Audit and Chief
                                        Accounting Officer