Form 10-Q
period 1999-06-30
MAYTAG CORP
filed 1999-08-12
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  _______________  to ______________

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


The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999:


                   Common Stock, $1.25 par value - 87,264,367

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                           Quarter Ended June 30, 1999


                                    I N D E X



                                                             Page
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Statements of Income...............3

     Condensed Consolidated Balance Sheets.....................4

     Condensed Consolidated Statements of Cash Flows...........6

     Notes to Condensed Consolidated Financial Statements......7

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................10

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk................................................16


PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
          Holders.............................................17

Item 6.   Exhibits and Reports on Form 8-K....................18

     Signatures...............................................19

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MAYTAG CORPORATION
               Condensed Consolidated Statements of Income


                             Three Months Ended       Six Months Ended
                                   June 30                 June 30
In thousands except per
share data                    1999        1998        1999        1998
Net sales                 $ 1,085,389 $ 1,021,699 $ 2,191,575 $ 2,062,085
Cost of sales                 762,631     734,581   1,541,480   1,471,066
     Gross profit             322,758     287,118     650,095     591,019
Selling, general and
administrative
expenses                      166,011     160,967     339,856     329,788
     Operating income         156,747     126,151     310,239     261,231
Interest expense              (15,313)    (15,614)    (30,692)    (31,199)
Other - net                       704       1,405       1,269       1,733
     Income before income
     taxes and minority
     interest                 142,138     111,942     280,816     231,765
Income taxes                   52,600      41,558     104,604      85,690
     Income before
     minority interest         89,538      70,384     176,212     146,075
Minority interest              (1,336)     (2,397)       (994)     (5,821)
     Net income           $    88,202 $    67,987 $   175,218 $   140,254



Basic earnings per common share:
     Net income           $     1.00  $     0.73  $     1.98  $     1.50


Diluted earnings per common share:
     Net income           $     0.97  $     0.71  $     1.92  $     1.47


Dividends per common share:
     Net income           $     0.18  $     0.16  $     0.36  $     0.32


See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
                   Condensed Consolidated Balance Sheets

                                                 June 30       December 31
In thousands except share data                     1999            1998
Assets

Current assets
Cash and cash equivalents                    $       24,717  $       28,642
Accounts receivable                                 569,612         472,979
Inventories                                         450,315         383,753
Deferred income taxes                                39,052          39,014
Other current assets                                 44,258          44,474
     Total current assets                         1,127,954         968,862


Noncurrent assets
Deferred income taxes                               127,273         120,273
Prepaid pension cost                                  1,452           1,399
Intangible pension asset                             62,811          62,811
Other intangibles                                   434,201         424,312
Other noncurrent assets                              41,000          44,412
     Total noncurrent assets                        666,737         653,207

Property, plant and equipment
Property, plant and equipment                     2,020,755       1,954,263
Less allowance for depreciation                   1,046,886         988,669
     Total property, plant and equipment            973,869         965,594
     Total assets                            $    2,768,560  $    2,587,663

See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
              Condensed Consolidated Balance Sheets - Continued

                                                June 30         December 31
 In thousands except share data
 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                             $      137,561    $      112,898
 Accounts payable                                 282,020           279,086
 Compensation to employees                         66,238            81,836
 Accrued liabilities                              195,761           176,701
 Income taxes payable                               7,000
 Current portion of long-term debt                210,205           140,176
   Total current liabilities                      898,785           790,697

 Noncurrent liabilities
 Deferred income taxes                              9,957            21,191
 Long-term debt, less current portion             390,373           446,505
 Postretirement benefit liability                 464,988           460,599
 Accrued pension cost                              82,386            69,660
 Other noncurrent liabilities                     105,700           117,392
   Total noncurrent liabilities                 1,053,404         1,115,347

 Minority interest                                271,070           174,055


 Shareowners' equity
 Preferred stock:
      Authorized - 24,000,000 shares
      (par value $1.00)
      Issued - none
 Common stock:
      Authorized - 200,000,000 shares
      (par value $1.25)
      Issued - 117,150,593 shares,
      including shares in treasury                146,438           146,438
 Additional paid-in capital                       509,180           467,192
 Retained earnings                                903,432           760,115
 Cost of Common stock in treasury
 (1999 - 29,986,226 shares;
 1998 - 27,932,506 shares)                       (959,592)         (805,802)
 Employee stock plans                             (40,053)          (45,331)
 Accumulated other comprehensive income           (14,104)          (15,048)
      Total shareowners' equity                   545,301           507,564
      Total liabilities and shareowners'
      equity                               $2,768,560,276    $2,587,663,258

 See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
              Condensed Consolidated Statements of Cash Flows


                                                        Six Months Ended
                                                            June 30
In thousands                                           1999         1998
Operating activities
Net income                                         $  175,218   $  140,254
Adjustments to reconcile net income to net cash
provided by operating activities:
     Minority interest                                    994        5,821
     Depreciation and amortization                     72,831       75,578
     Deferred income taxes                            (18,272)      (7,271)
     Changes in working capital items exclusive
     of business acquisitions:
     Accounts receivable                              (94,699)    (116,963)
     Inventories                                      (64,062)     (18,152)
               Other current assets                       237        4,460
               Other current liabilities               21,153       30,620
Pension assets and liabilities                         12,673       10,263
Postretirement benefit liability                        4,389        3,522
Other - net                                            (6,458)      30,721
     Net cash provided by operating activities        104,004      158,853

Investing activities
Capital expenditures                                  (75,286)     (59,388)
Business acquisitions, net of cash acquired            (3,551)
     Total investing activities                       (78,837)     (59,388)

Financing activities
Proceeds from issuance of notes payable                26,838      128,365
Repayment of notes payable                             (2,175)      (1,615)
Proceeds from issuance of long-term debt               24,001
Repayment of long-term debt                           (10,104)      (4,107)
Stock repurchases                                    (172,877)    (159,115)
Forward stock purchase amendment                                   (63,782)
Stock options exercised and other common stock
transactions                                           40,581       30,635
Dividends                                             (35,875)     (34,384)
Investment by joint venture partner                                  6,900
Proceeds from sale of Maytag Trust and Maytag
units                                                 100,000
     Total financing activities                       (29,611)     (97,103)
Effect of exchange rates on cash                          519       (1,093)
     Increase (decrease) in cash and cash
     equivalents                                       (3,925)       1,269
Cash and cash equivalents at beginning of period       28,642       27,991
     Cash and cash equivalents at end of period    $   24,717   $   29,260

See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that are expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1998.

NOTE B--COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax, are as follows (in thousands):

 Three Months Ended June 30                          1999            1998
 Net income                                  $      88,202   $      67,987
 Unrealized gains (losses) on securities              (635)            635
 Foreign currency translation                          530            (976)
 Comprehensive income                        $      88,097   $      67,646


 Six Months Ended June 30                            1999            1998
 Net income                                  $     175,218   $     140,254
 Unrealized losses on securities                      (212)         (1,328)
 Foreign currency translation                        1,156          (1,455)
 Comprehensive income                        $     176,162   $     137,471

The components of accumulated other comprehensive income, net of related tax, are as follows:
                                                   June 30      December 31
 In thousands                                        1999            1998
 Unrealized losses on securities             $      (5,074)  $      (4,862)
 Foreign currency translation                       (9,030)        (10,186)
 Accumulated other comprehensive income      $     (14,104)  $     (15,048)

NOTE C--INVENTORIES

Inventories consisted of the following:
                                                   June 30       December 31
 In thousands                                        1999             1998
 Raw materials                             $       71,238   $       69,039
 Work in process                                   74,251           66,578
 Finished products                                373,030          317,331
 Supplies                                           9,219            8,856
 Total FIFO cost                                  527,738          461,804
 Less excess of FIFO cost over LIFO                77,423           78,051
      Inventories                          $      450,315   $      383,753

NOTE D--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                           Three Months Ended         Six Months Ended
                                June 30                   June 30
 In thousands except
 per share data            1999         1998         1999         1998
 Numerator for basic
 and diluted
 earnings per share
 -- net income        $    88,202  $    67,987  $   175,218  $    140,254
 Denominator for
 basic earnings per
 share -- weighted-
 average shares            87,871       93,116       88,279        93,731
 Effect of dilutive
 securities:
      Stock option
      plans                 2,000        1,753        1,911         1,700
      Restricted
      stock awards            161          187          151           174
      Forward stock
      purchase
      contract                941          129          773            65
 Dilutive potential
 common shares              3,102        2,069        2,835         1,939
 Denominator for
 diluted earnings
 per share --
 adjusted weighted-
 average shares            90,973       95,185       91,114        95,670
 Basic earnings per
 share                $      1.00  $      0.73  $      1.98  $       1.50

 Diluted earnings
 per share            $      0.97  $      0.71  $      1.92  $       1.47

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
                           Three Months Ended         Six Months Ended
                                 June 30                  June 30
In thousands               1999         1998         1999          1998
Net sales
     Home appliances   $  916,662  $   860,858 $   1,843,110 $   1,742,844
     Commercial
     appliances           140,499      130,017       277,245       237,996
     International
     appliances            28,228       30,824        71,220        81,245
     Consolidated      $1,085,389  $ 1,021,699 $   2,191,575 $   2,062,085
     total
Operating income
(loss)
     Home appliances   $  147,817  $   117,059 $     296,183 $     244,809
     Commercial
     appliances            18,281       16,077        36,314        27,961
     International
     appliances               360        2,103        (2,723)        6,341
     Total for
     reportable           166,458      135,239       329,774       279,111
     segments
     Corporate             (9,711)      (9,088)      (19,535)      (17,880)
     Consolidated      $  156,747  $   126,151 $     310,239 $     261,231
     total

     The reconciliation of segment profit to consolidated income before income taxes and minority interest consisted of the following:

                           Three Months Ended         Six Months Ended
                                 June 30                  June 30
In thousands               1999         1998         1999          1998
Total operating
income for
reportable segments    $  166,458  $   135,239 $     329,774 $     279,111
Corporate                  (9,711)      (9,088)      (19,535)      (17,880)
Interest expense          (15,313)     (15,614)      (30,692)      (31,199)
Other - net                   704        1,405         1,269         1,733
     Consolidated
     income before
     income taxes
     and minority      $  142,138  $   111,942 $     280,816 $     231,765
     interest

      Asset information for Maytag's reportable segments consisted of the following:
                                                   June 30     December 31
In thousands                                         1999          1998
Total assets
 Home appliances                               $   1,883,553 $   1,736,396
     Commercial appliances                           306,043       266,750
     International appliances                        253,494       255,361
     Total for reportable segments                 2,443,090     2,258,507
     Corporate                                       325,470       329,156
     Consolidated total                        $   2,768,560 $   2,587,663

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 1999 with 1998

Maytag Corporation ("Maytag") has three reportable segments: home appliances, commercial appliances and international appliances. (See discussion and financial information about Maytag s reportable segments in "SEGMENT REPORTING" section of the Notes to Condensed Consolidated Financial Statements.)

Net Sales: Consolidated net sales were $1.09 billion in the second quarter of 1999, an increase of 6 percent compared to 1998. For the first half of 1999, consolidated net sales increased 6 percent to $2.19 billion compared to the first half of 1998.
     Net sales of home appliances, which includes major appliances and floor care products, increased 7 percent in the second quarter of 1999 compared to 1998. For the first half of 1999, net sales for home appliances increased 6 percent compared to the same period in 1998. The net sales increase in the first half of 1999 was due primarily to increased sales of premium brand home appliances, including Maytag Neptune laundry products, Maytag and Jenn-Air brand side by side refrigerators, Maytag and Jenn-Air cooking products, Hoover vacuum cleaners and Hoover deep carpet cleaners, partially offset by a decrease in sales of value brand products. Net sales also benefited from favorable economic conditions that contributed to strong growth in industry shipments of major appliances and floor care products in the first half of 1999 compared to the same period in the prior year. Maytag plans to introduce new premium brand home appliances throughout the remainder of 1999.
     Net sales of commercial appliances, which includes commercial cooking and vending equipment, were up 8 percent from the second quarter of 1998. For the first half of 1999, net sales of commercial appliances increased 17 percent from the same period in 1998. The net sales increase in the first half of 1999 was due primarily to an increase in the sales volume of Dixie-Narco can and bottle venders and Blodgett cooking products. First half net sales of 1999 included sales of Jade Products Company ("Jade"), a manufacturer of premium commercial ranges and refrigeration units and commercial-style residential ranges and outdoor grills acquired by Maytag January 1, 1999. Excluding Jade, commercial appliances 1999 net sales increased 4 percent and 13 percent from the second quarter and the first half of 1998, respectively. Maytag expects industry demand for vending equipment for the remainder of 1999 to be approximately the same as the prior year. However, a major customer was recently temporarily restricted in its distribution of products in several European countries.
Maytag is currently unable to determine what effect, if any, this could have on future Dixie-Narco sales but should the customer elect to defer purchases of vending machines, the impact could be significant to Dixie-Narco and the commercial appliances segment.

     Net sales of international appliances, which consists of Maytag s 50.5 percent-owned joint venture in China ("Rongshida-Maytag") were down 8 percent in the second quarter of 1999 compared to 1998. For the first half of 1999, net sales for international appliances were down 12 percent compared to the prior year. The net sales decrease was attributable to lower unit sales and lower selling prices of home laundry products.

Gross Profit: Consolidated gross profit as a percent of sales increased to 29.7 percent of sales in the second quarter of 1999 from 28.1 percent of sales in the second quarter of 1998. For the first half of 1999, consolidated gross profit as a percent of sales increased to 29.7 percent compared to 28.7 percent in 1998. The increase in gross margin was due primarily to favorable brand and product sales mix and lower raw material costs partially offset by higher warranty costs compared to the prior year.
     Maytag expects raw material prices in the United States to be approximately the same to slightly lower than the prior year throughout the remainder of 1999.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 15.3 percent of sales in the second quarter of 1999 compared to 15.8 percent of sales in the second quarter of 1998. For the first half of 1999, consolidated selling, general and administrative expenses were
15.5 percent of sales compared to 16.0 percent in 1998. The decrease is selling, general and administrative expenses was due primarily to lower advertising expenses as a percent of sales in home appliances in the first half of 1999 compared to the first half of 1998.

Operating Income: Consolidated operating income for the second quarter of 1999 increased 24 percent to $157 million, or 14.4 percent of sales, compared to $126 million, or 12.3 percent of sales, in the same period in 1998. Consolidated operating income for the first half of 1999 increased 19 percent to $310 million, or 14.2 percent of sales, compared to $261 million, or 12.7 percent of sales, in the same period in 1998.
     Home appliances operating income increased 26 percent in the second quarter of 1999 compared to 1998. Operating margin for the second quarter of 1999 was
16.1 percent of sales compared to 13.6 percent of sales in 1998. Home appliances operating income increased 21 percent in the first half of 1999 compared to the same period in 1998. Operating margin for the first half of 1999 was 16.1 percent of sales compared to 14 percent of sales in 1998. The increase in operating margin was due primarily to the increase in gross profit margins and decrease in selling, general and administrative expenses as a percent of sales discussed above.
     Commercial appliances operating income increased 14 percent in the second quarter of 1999 compared to 1998. Operating margin for the second quarter of 1999 was 13 percent of sales compared to 12.4 percent of sales in 1998. Operating income increased 30 percent in the first half of 1999 compared to 1998. Operating margin for the first half of 1999 was 13.1 percent of sales compared to 11.7 percent of sales in 1998. The increase in operating margin was due primarily to favorable product mix and the operating leverage obtained on fixed expenses from the increase in sales volume.
     International appliances operating income decreased 83 percent in the second quarter of 1999 compared to 1998. Operating margin for the second quarter of 1999 was 1.3 percent of sales compared to 6.8 percent of sales in 1998. International appliances reported an operating loss of $3 million in the first half of 1999 compared to operating income of $6 million in the first half of 1998. The decrease in operating income was due to the decrease in net sales described above and an increase in provisions related to uncollectible accounts receivable and losses on inventories. The economic environment in China and the

Asian region continues to adversely impact the operations of Rongshida-Maytag. As a result of the lower than expected net sales in the first half of 1999, the inventory levels of Rongshida-Maytag are higher than planned levels and Rongshida-Maytag has taken action to reduce production until ecomomic conditions improve.

Interest Expense: Interest expense decreased in the second quarter and first half of 1999 decreased 2 percent from the same periods in 1998 as higher average borrowings were more than offset by lower interest rates.

Income Taxes: The effective tax rate in the second quarter was 37 percent, which was approximately the same as 37.1 percent in the second quarter of 1998. The effective tax rate in the first half of 1999 was 37.3 percent, which was approximately the same as 37 percent in the same period in 1998.

Minority Interest: In the second quarter of 1999, minority interest consisted of the income attributable to the noncontrolling interest of Anvil Technologies LLC of $1.8 million and the loss attributable to the noncontrolling interest of Rongshida-Maytag of $0.5 million. In the second quarter of 1998, minority interest consisted of the income attributable to the noncontrolling interest of Anvil Technologies LLC of $1.9 million and Rongshida-Maytag of $0.5 million.
     In the first half of 1999, minority interest consisted of the income attributable to the noncontrolling interest of Anvil Technologies LLC of $3.7 million and the loss attributable to the noncontrolling interest of Rongshida-Maytag of $2.7 million. In the first half of 1998, minority interest consisted of the income attributable to the noncontrolling interest of Anvil Technologies LLC of $3.7 million and Rongshida-Maytag of $2.1 million.

Net Income: Net income for the second quarter of 1999 was $88 million, or $0.97 diluted earnings per share, compared to net income of $68 million, or $0.71 diluted earnings per share in 1998. Net income for the first half of 1999 was $175 million, or $1.92 diluted earnings per share, compared to net income of $140 million, or $1.47 diluted earnings per share in 1998. The increase in net income was due primarily to the increase in operating income. The increase in diluted earnings per share was due to the increase in net income and the positive effect of Maytag s share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management s Discussion and Analysis.)

Liquidity and Capital Resources

Maytag s primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag s cash flows is presented in the Condensed Consolidated Statements of Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities consists primarily of net income adjusted for certain non-cash items, changes in working capital items, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities decreased due primarily to an increase in cash used for working capital in the first half of 1999 compared to 1998.
     A portion of Maytag s accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag s ongoing operations.

Total Investing Activities: Maytag continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     Capital expenditures in the first half of 1999 were $75 million compared to $59 million in the first half of 1998. Maytag plans to invest approximately $190 million in capital expenditures in 1999.
     Effective January 1, 1999, Maytag acquired all of the outstanding shares of Jade for approximately $19 million. In connection with the purchase, Maytag retired debt and incurred transaction costs of $3.6 million and issued approximately 290 thousand shares of Maytag common stock at a value of $15.6 million. The acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition.

Total Financing Activities: Dividend payments on Maytag s common stock in the first half of 1999 were $32 million, or $0.36 per share, compared to $30 million, or $0.32 per share in 1998.
     In June 1999, Maytag, together with Maytag Capital Trust ("Maytag Trust"), a newly established business trust, issued units which are comprised of (a) a preferred security of the Maytag Trust which provides for a 6.3 percent per annum distribution and (b) a purchase contract requiring the unitholder to purchase shares of Maytag common stock from Maytag on June 30, 2002. An outside investor purchased the units for a noncontrolling interest in the Maytag Trust for $100 million. The Maytag Trust used the proceeds from the sale of the units, in addition to a $3 million capital contribution from Maytag, to purchase $103 million of 6.3 percent Maytag debentures due June 30, 2004. The terms of the debentures parallel the terms of the preferred securities issued by the Maytag Trust. The applicable distribution rate on the preferred securities of the Maytag Trust that remain outstanding after June 28, 2002 will be reset to reflect changes in the market for such securities. Under the purchase contract, Maytag will pay the holder contract adjustment payments at a rate of 3.359 percent of the stated amount of units per annum. A maximum of 1.467 million shares could be issued with the aggregate purchase price to be $100 million if all such shares are purchased. The purchase contract allows Maytag to determine the method of settlement. The Company s objective in this transaction was to raise low-cost, equity funds. For financial reporting purposes, the results of the Maytag Trust (other than those which are eliminated in consolidation) are included in Maytag s consolidated financial statements. The outside investor s noncontrolling interest in the Maytag Trust of $100 million as of June 30, 1999 is reflected in Minority Interest in the Condensed Consolidated Balance Sheets. The income attributable to such noncontrolling interest will be reflected in Minority Interest in the Condensed Consolidated Statements of Income.
     During the first quarter of 1999, Maytag s board of directors authorized the repurchase of up to 10 million additional shares beyond the previous authorizations commencing in 1995. During the first half of 1999, Maytag repurchased 2.7 million shares at a cost of $173 million. As of June 30, 1999, of the 16 million shares which may be repurchased under the existing board authorizations, Maytag is committed to purchase 5.3 million shares under put options contracts, if such options are exercised. (See discussion of these put option contracts below.) Maytag plans to continue the repurchase of shares over a non-specified period of time.
     In connection with the share repurchase program, Maytag sells put options which give the purchaser the right to sell shares of Maytag s common stock to Maytag at specified prices upon exercise of the options. The put option contracts allow Maytag to determine the method of settlement. Maytag s objective in selling put options is to reduce the average price of repurchased shares. In the first half of 1999, Maytag received $29.6 million in premium proceeds from the sale of put options. As of June 30, 1999, there were 5.3 million put options outstanding with strike prices ranging from $53.86 to $73.44; the weighted-average strike price was $65.21.
     During the first quarter of 1998, Maytag amended the forward stock purchase agreement associated with the repurchase of four million shares entered into Maytag during 1997. The future contingent purchase price adjustment included in the forward stock purchase agreement was amended to provide for settlement based on the difference in the market price of Maytag s common stock at the time of settlement compared to the market price of Maytag s common stock as of March 24, 1998 rather than as of August 20, 1997. The net cost of the amendment was $64 million. The forward stock purchase contract allows Maytag to determine the method of settlement. Maytag s objective in this transaction is to reduce the average price of repurchased shares.
     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag s commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which Maytag was in compliance with at June 30, 1999. In April, 1999, a shelf registration statement filed with the Securites and Exchange Commission became effective, providing Maytag the ability to issue an aggregate of $400 million of debt securities. Maytag expects to issue these securities over a non-specified period of time and expects to use the net proceeds from the sale of the securities for general corporate purposes, including share repurchase programs, capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions.

Market Risks

Maytag is exposed to foreign currency exchange risk inherent in its anticipated sales and assets and liabilities denominated in foreign currencies. To mitigate the short-term effects of changes in exchange rates on Maytag s foreign currency denominated export sales, Maytag enters into foreign currency forward and option contracts. Maytag s policy is to hedge a portion of its anticipated foreign currency denominated export sales transactions, which are denominated primarily in Canadian dollars, for periods not exceeding twelve months.
     Maytag also is exposed to interest rate risk in Maytag s debt and the commodity price risk inherent in Maytag s purchase of certain commodities used in the manufacture of its products.
     There have been no material changes in the reported market risks of Maytag since December 31, 1998. See further discussion of these market risks and related financial instruments in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1998.


Year 2000

The much publicized "Year 2000 problem", affecting most companies, arises because until recently many computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, these computer applications could fail or create erroneous results. Maytag uses computer information systems and manufacturing equipment which may be affected. It also relies on suppliers and customers who are also dependent on systems and equipment which use date dependent software.
     In 1996, Maytag began its project for the conversion or replacement of North American computer information systems which did not properly address the Year 2000. This project involved both plans for creating replacement systems for those computer information systems which were developed internally as well as obtaining versions of software purchased from third parties which are Year 2000 ready. Maytag estimates that this project is approximately 97 percent complete as of June 30, 1999. Maytag essentially has converted or replaced its critical computer information systems for its North American business operations. The remaining effort relates primarily to the conversion of non-critical computer information systems which Maytag expects to complete during third quarter 1999.
     In mid-1997, Maytag began to review the manufacturing equipment used in Maytag s North American operations as well as the systems related to the infrastructure of the North American manufacturing and office facilities.
Maytag is continuing to inventory and verify Year 2000 readiness of computer controlled manufacturing equipment and computer controls for the North American manufacturing and office facilities. Maytag estimates that this project is approximately 95 percent complete as of June 30, 1999. Maytag expects to complete the remediation efforts of its production equipment and systems related to its infrastructure for its North American business operations during third quarter 1999.
     In 1997, Maytag also began to assess the Year 2000 problem remediation efforts of third parties in North America who have material relationships with Maytag including, but not limited to: providers of services such as utilities, suppliers of raw materials and customers where there is a significant business relationship. However, there is no assurance that Maytag will not be adversely affected by the Year 2000 problems of other organizations.
     Rongshida-Maytag, Maytag s joint venture in China, is currently evaluating and implementing Year 2000 corrections to the computer information systems and
equipment used in the manufacture of its products.   There are major
uncertainties as to the Year 2000 readiness of enterprises in China including third party suppliers of such basic services as utilities. Accordingly, Maytag is unable to assess the likelihood of such an occurrence or the potential impact to this joint venture.
     The costs associated with Maytag s Year 2000 remediation are being expensed as incurred, were not material to the performance of Maytag for previous periods and are not expected to be material relative to the future performance of Maytag. Maytag estimates it has spent approximately $17 million to date on the Year 2000 issue and expects to spend not more than $20 million in total on the Year 2000 issue. Maytag utilizes software which was acquired from third parties. Maytag has maintenance agreements with certain of its software vendors which, in return for annual contractual payments, enable it to obtain new software releases, including versions which are Year 2000 ready.
     If Maytag is unsuccessful, or if the remediation efforts of its key suppliers or customers are unsuccessful with regard to Year 2000 remediation, there may be a material adverse impact on Maytag s financial position and results of operations. If Maytag s Year 2000 remediation effort is not successful, the most likely worst case scenario is that Maytag will be unable to manufacture and distribute its products for an indefinite period of time.
Maytag is unable to estimate the financial impact of Year 2000 issues because it cannot predict the magnitude or time length of potential Year 2000 business interruptions.
     Maytag has developed a contingency plan which includes as a precautionary measure an increased level of inventory to minimize the potential disruption in Maytag s ability to manufacture and distribute products. Other contingency plans have been developed to protect critical business processes that could be impacted by disruptions outside of Maytag s control.
     While Maytag expects its Year 2000 issues to be remedied successfully, it cannot guarantee that Year 2000 problem, including those of third parties, will not have an adverse effect on Maytag s consolidated financial position or results of operations.

Contingencies

Maytag has contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in "CONTINGENCIES" section of the Notes to Condensed Consolidated Financial Statements.)

Forward-Looking Statements

This Management s Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expects," "intends," "may impact," "plans" or "should." These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which Maytag competes, including changes in economic conditions in the geographic areas where Maytag s operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the ability of Maytag and customers and suppliers to become Year 2000 ready in a timely manner; the cost and availability of raw materials and purchased components; progress on capital projects; the impact of business acquisitions or dispositions; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of Management s Discussion and Analysis.

                               MAYTAG CORPORATION
               Submission of Matters to a Vote of Security Holders
                                  June 30, 1999

PART II   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company held its Annual Meeting of Shareholders on May 13, 1999.

(c)  The following matters were voted upon at the Annual Meeting of
Shareholders:

     1. The election of the nominees for the Board of Directors who will serve for a term to expire at the 2002 Annual Meeting of Shareholders was voted on by the shareholders. The nominees, all of whom were elected, were Barbara R. Allen, Howard L. Clark, Jr., Leonard A. Hadley, William T. Kerr. The Inspectors of Election certified the following vote tabulations.


                                       FOR          WITHHELD     NON-VOTES
           Barbara R. Allen         76,356,908      434,596          0
           Howard L. Clark, Jr.     76,356,770      434,734          0
           Leonard A. Hadley        76,323,111      468,394          0
           William T. Kerr          76,344,024      447,481          0


     2. A proposal to select Ernst & Young LLP as independent auditors to audit the financial statements to be included in the Annual Report to Shareholders for 1999 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations.

                    FOR            AGAINST        ABSTAIN      NON-VOTES
                76,295,151         258,460        237,893          0


     3. A shareholder proposal to recommend to the Board of Directors that it act to provide for the election of the entire Board of Directors each year. The Inspectors of Election certified the following vote tabulations.

                    FOR            AGAINST        ABSTAIN       NON-VOTES
                30,812,747        30,394,447      958,223     11,626,087


     4. A shareholder proposal to eliminate super-majority voting provision in the Certificate of Incorporation. The Inspectors of Election certified the following vote tabulations.

                    FOR            AGAINST        ABSTAIN       NON-VOTES
                29,418,455        34,492,048     1,254,912    11,626,089

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                                  June 30, 1999

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     27 (a) Financial Data Schedule - Six Months Ended June 30, 1999

(b)  Reports on Form 8-K

     Maytag filed a Form 8-K dated June 3, 1999 under Item 7, Financial Statements and Exhibits, which incorporated by reference exhibits relating to Maytag's Medium-Term Notes, Series D.

                               MAYTAG CORPORATION
                                   Signatures
                                  June 30, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                MAYTAG CORPORATION


Date: August 11, 1999
                                                Gerald J. Pribanic
                                                Executive Vice President and
                                                Chief Financial Officer



                                                Steven H. Wood
                                                Vice President, Financial
                                                Reporting and Audit and Chief
                                                Accounting Officer