Form 10-Q
period 1999-09-30
MAYTAG CORP
filed 1999-11-12
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999


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


The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999:


                   Common Stock, $1.25 par value - 84,426,577

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 1999


                                    I N D E X



                                                               Page
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Statements of Income................ 3

     Condensed Consolidated Balance Sheets...................... 4

     Condensed Consolidated Statements of Cash Flows............ 6

     Notes to Condensed Consolidated Financial Statements....... 7

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................... 10

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk................................................. 17


PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................... 18

     Signatures................................................ 19

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements
                            MAYTAG CORPORATION
               Condensed Consolidated Statements of Income

                              Three Months Ended     Nine Months Ended
                                  September 30          September 30
In thousands except per
share data                      1999       1998        1999       1998
Net sales                   $1,069,132  $1,035,202  $3,260,707  $3,097,287
Cost of sales                  771,761    736,385    2,313,241   2,207,451
     Gross profit              297,371    298,817      947,466     889,836
Selling, general and
administrative expenses        157,192    159,526      497,048     489,314
     Operating income          140,179    139,291      450,418     400,522
Interest expense               (13,986)   (16,089)     (44,678)    (47,288)
Other - net                      7,691      3,549        8,960       5,282
     Income before income
     taxes and minority
     interest                  133,884    126,751      414,700     358,516
Income taxes                    48,835     47,630      153,439     133,320
     Income before minority
     interest and
     extraordinary item         85,049     79,121      261,261     225,196
Minority interest               (3,275)    (1,681)      (4,269)     (7,502)
     Income before
     extraordinary item         81,774     77,440      256,992     217,694
Extraordinary item - loss
on early retirement of debt                (3,500)                  (3,500)
     Net income             $   81,774  $  73,940  $   256,992  $  214,194

Basic earnings per common
share:
     Income before
     extraordinary item     $    0.95   $    0.85  $     2.93  $    2.35
     Extraordinary item -
     loss on early
     retirement of debt                     (0.04)                 (0.04)
          Net income        $    0.95   $    0.82  $     2.93  $    2.31

Diluted earnings per common
share:
     Income before
     extraordinary item     $    0.92   $    0.84  $     2.84  $    2.30
     Extraordinary item -
     loss on early
     retirement of debt                     (0.04)                 (0.04)
          Net income        $    0.92   $    0.80  $     2.84  $    2.26

Dividends per common share:
     Net income             $    0.18   $    0.18  $     0.54  $    0.50


See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
                   Condensed Consolidated Balance Sheets

                                               September 30    December 31
In thousands except share data                     1999            1998
Assets

Current assets
Cash and cash equivalents                    $       27,137  $       28,642
Accounts receivable                                 578,424         472,979
Inventories                                         415,095         383,753
Deferred income taxes                                32,944          39,014
Other current assets                                 49,463          44,474
     Total current assets                         1,103,063         968,862


Noncurrent assets
Deferred income taxes                               117,118         120,273
Prepaid pension cost                                  1,402           1,399
Intangible pension asset                             62,811          62,811
Other intangibles                                   430,715         424,312
Other noncurrent assets                              41,032          44,412
     Total noncurrent assets                        653,078         653,207

Property, plant and equipment
Property, plant and equipment                     2,039,503       1,954,263
Less allowance for depreciation                   1,072,348         988,669
     Total property, plant and equipment            967,155         965,594
     Total assets                            $    2,723,296  $    2,587,663

See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
             Condensed Consolidated Balance Sheets - Continued

                                               September 30    December 31
 In thousands except share data                    1999            1998
 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                               $     303,027   $     112,898
 Accounts payable                                  263,367         279,086
 Compensation to employees                          73,779          81,836
 Accrued liabilities                               188,149         176,701
 Current portion of long-term debt                 110,427         140,176
   Total current liabilities                       938,749         790,697

 Noncurrent liabilities
 Deferred income taxes                              12,567          21,191
 Long-term debt, less current portion              415,459         446,505
 Postretirement benefit liability                  466,123         460,599
 Accrued pension cost                               56,164          69,660
 Other noncurrent liabilities                      102,571         117,392
   Total noncurrent liabilities                  1,052,884       1,115,347

 Minority interest                                 270,874         174,055


 Shareowners' equity
 Preferred stock:
      Authorized - 24,000,000 shares
      (par value $1.00)
      Issued - none
 Common stock:
      Authorized - 200,000,000 shares
      (par value $1.25)
      Issued - 117,150,593 shares,
      including shares in treasury                 146,438         146,438
 Additional paid-in capital                        499,350         467,192
 Retained earnings                                 969,628         760,115
 Cost of Common stock in treasury
 (1999 - 32,724,999 shares;
 1998 - 27,932,506 shares)                      (1,098,814)       (805,802)
 Employee stock plans                              (39,484)        (45,331)
 Accumulated other comprehensive income            (16,329)        (15,048)
      Total shareowners' equity                    460,789         507,564
      Total liabilities and shareowners'
      equity                                 $   2,723,296   $   2,587,663

 See notes to condensed consolidated financial statements.

                              MAYTAG CORPORATION
               Condensed Consolidated Statements of Cash Flows


                                                         Nine Months Ended
                                                            September 30
In thousands                                             1999         1998
Operating activities
Net income                                           $  256,992   $  214,194
Adjustments to reconcile net income to net cash
provided by operating activities:
     Extraordinary item - early retirement of debt                     3,500
     Minority interest                                    4,269        7,502
     Depreciation and amortization                      109,840      112,375
     Deferred income taxes                                  601       (7,361)
     Changes in working capital items exclusive of
     business acquisitions:
               Accounts receivable                     (103,510)    (107,755)
               Inventories                              (28,842)     (11,570)
               Other current assets                      14,461       15,649
               Other current liabilities                 (3,779)      67,675
Pension assets and liabilities                          (13,499)       5,126
Postretirement benefit liability                          5,524        4,775
Other - net                                             (10,191)      29,245
     Net cash provided by operating activities          231,866      333,355

Investing activities
Investment in securities                                (19,430)
Capital expenditures                                   (103,902)     (93,831)
Business acquisitions, net of cash acquired              (3,551)
     Total investing activities                        (126,883)     (93,831)

Financing activities
Proceeds from issuance of notes payable                 193,907      138,045
Repayment of notes payable                               (3,778)      (1,615)
Proceeds from issuance of long-term debt                 66,174
Repayment of long-term debt                            (126,970)     (54,737)
Debt repurchase premiums                                              (3,500)
Stock repurchases                                      (314,077)    (247,106)
Forward stock purchase amendment                        (21,298)     (63,782)
Stock options exercised and other common stock
transactions                                             53,807       37,341
Dividends                                               (54,923)     (52,520)
Investment by joint venture partner                                    6,900
Proceeds from sale of Maytag Trust and Maytag units
                                                        100,000
     Total financing activities                        (107,158)    (240,974)
Effect of exchange rates on cash                            670       (2,410)
     Decrease in cash and cash equivalents               (1,505)      (3,860)
Cash and cash equivalents at beginning of period         28,642       27,991
     Cash and cash equivalents at end of period      $   27,137   $   24,131

See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that are expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1998.

NOTE B--COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax, are as follows (in thousands):

 Three Months Ended September 30                  1999            1998
 Net income                                 $       81,774  $       73,940
 Unrealized losses on securities                    (2,117)           (953)
 Foreign currency translation                         (108)         (1,781)
 Comprehensive income                       $       79,549  $       71,206


 Nine Months Ended September 30                   1999            1998
 Net income                                 $      256,992  $      214,194
 Unrealized losses on securities                    (2,329)         (2,281)
 Foreign currency translation                        1,048          (3,236)
 Comprehensive income                       $      255,711  $      208,677

The components of accumulated other comprehensive income, net of related tax, are as follows:
                                              September 30     December 31
 In thousands                                     1999            1998
 Unrealized losses on securities            $       (7,191) $       (4,862)
 Foreign currency translation                       (9,138)        (10,186)
 Accumulated other comprehensive income     $      (16,329) $      (15,048)

NOTE C--INVENTORIES

Inventories consisted of the following:
                                             September 30      December 31
 In thousands                                    1999             1998
 Raw materials                            $        67,416  $        69,039
 Work in process                                   77,697           66,578
 Finished products                                337,661          317,331
 Supplies                                           9,595            8,856
 Total FIFO cost                                  492,369          461,804
 Less excess of FIFO cost over LIFO                77,274           78,051
      Inventories                         $       415,095  $       383,753

NOTE D--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                             Three Months Ended         Nine Months Ended
                                September 30               September 30
 In thousands except
 per share data              1999          1998         1999         1998
 Income before
 extraordinary item     $    81,774  $     77,440  $   256,992  $    217,694
 Extraordinary item -
 loss on early
 retirement of debt                       (3,500)                    (3,500)
 Numerator for basic
 and diluted earnings
 per share -- net
 income                 $    81,774  $     73,940  $   256,992  $    214,194
 Denominator for basic
 earnings per share --
 weighted-average
 shares                      86,247        90,705       87,602        92,722
 Effect of dilutive
 securities:
      Stock option
      plans                   1,743         1,600        1,839         1,655
      Restricted stock
      awards                    170           206          157           185
      Put options               740           149          262            62
      Forward stock
      purchase
      contract                  289                        612            43
 Dilutive potential
 common shares                2,942         1,955        2,870         1,945
 Denominator for
 diluted earnings per
 share -- adjusted
 weighted-average
 shares                      89,189        92,660       90,472        94,667
 Basic earnings per
 share                  $      0.95  $       0.82  $      2.93  $       2.31

 Diluted earnings per
 share                  $      0.92  $       0.80  $      2.84  $       2.26

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
                            Three Months Ended        Nine Months Ended
                               September 30              September 30
In thousands                 1999        1998         1999           1998
Net sales
     Home appliances      $ 923,726  $  891,311   $ 2,766,836   $  2,634,155
     Commercial
     appliances             120,589     127,293       397,834        365,289
     International
     appliances              24,817      16,598        96,037         97,843
     Consolidated total   $1,069,132 $1,035,202   $ 3,260,707   $  3,097,287
Operating income (loss)
     Home appliances      $ 132,081  $  133,107   $   428,264   $    377,916
     Commercial
     appliances              15,986      13,780        52,300         41,741
     International
     appliances                 573         503        (2,150)         6,844
     Total for
     reportable segments    148,640     147,390       478,414        426,501
     Corporate               (8,461)     (8,099)      (27,996)       (25,979)
     Consolidated total   $ 140,179  $  139,291   $   450,418   $    400,522

     The reconciliation of segment profit to consolidated income before income taxes and minority interest consisted of the following:

                            Three Months Ended        Nine Months Ended
                               September 30              September 30
In thousands                 1999        1998         1999           1998
Total operating
income for
reportable segments       $ 148,640  $  147,390   $   478,414   $    426,501
Corporate                    (8,461)     (8,099)      (27,996)       (25,979)
Interest expense            (13,986)    (16,089)      (44,678)       (47,288)
Other - net                   7,691       3,549         8,960          5,282
     Consolidated income
     before income
     taxes, minority
     interest and
     extraordinary item   $ 133,884  $  126,751   $   414,700   $    358,516

      Asset information for Maytag's reportable segments consisted of the following:
                                                  September 30   December 31
In thousands                                          1999           1998
Total assets
 Home appliances                                $   1,880,699 $    1,736,396
     Commercial appliances                            288,621        266,750
     International appliances                         248,077        255,361
     Total for reportable segments                  2,417,397      2,258,507
     Corporate                                        305,899        329,156
     Consolidated total                         $   2,723,296 $    2,587,663

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

Net Sales: Consolidated net sales were $1.07 billion in the third quarter of 1999, an increase of 3 percent compared to 1998. For the first nine months of 1999, consolidated net sales increased 5 percent to $3.3 billion compared to the first nine months of 1998.
     Net sales of home appliances, which includes major appliances and floor care products, increased 4 percent in the third quarter of 1999 compared to 1998. The net sales increase in the third quarter of 1999 was due primarily to increased sales of premium price products, including laundry products, cooking products, vacuum cleaners and extractors, partially offset by a decrease in sales of certain popular price products. For the first nine months of 1999, net sales of home appliances increased 5 percent compared to the same period in 1998. The net sales increase in the first nine months of 1999 was due primarily to increased sales of premium price products, including laundry products, cooking products, refrigerators, vacuum cleaners and extractors, partially offset by a decrease in sales of certain popular price products. Net sales also benefited from favorable economic conditions that contributed to strong growth in industry shipments of major appliances and floor care products in the first nine months of 1999 compared to the same period in the prior year.
     Net sales of commercial appliances, which includes commercial cooking and vending equipment, were down 5 percent from the third quarter of 1998. For the first nine months of 1999, net sales of commercial appliances increased 9 percent from the same period in 1998. The net sales decrease in the third quarter was due primarily to slower vending equipment sales. The net sales increase in the first nine months of 1999 was due primarily to an increase in the sales volume of Dixie-Narco can and bottle venders and Blodgett cooking products in the first half of 1999. The first nine months of 1999 net sales included sales of Jade Products Company ("Jade"), a manufacturer of premium commercial ranges and refrigeration units and commercial-style residential ranges and outdoor grills acquired by Maytag January 1, 1999. Excluding Jade, commercial appliances 1999 net sales decreased 10 percent and increased 5 percent from the third quarter and the first nine months of 1998, respectively. Maytag expects demand for vending equipment for the remainder of 1999 to be lower than the prior year.
     Net sales of international appliances, which consists of Maytag s 50.5 percent-owned joint venture in China ("Rongshida-Maytag"), were up 50 percent in the third quarter of 1999 compared to 1998. The increase was due to the sales of a new line of refrigerators and the acquisition of another washer manufacturer in China during the fourth quarter of 1998. For the first nine months of 1999, net sales for international appliances were down 2 percent compared to the prior year. The net sales decrease was attributable to lower unit sales and lower selling prices of home laundry products, partially offset by sales of the new line of refrigerators and the acquisition of another washer manufacturer in China.

Gross Profit: Consolidated gross profit as a percent of sales decreased to 27.8 percent of sales in the third quarter of 1999 from 28.9 percent of sales in the third quarter of 1998. The decrease in gross margin was due to higher warranty costs and lower production to adjust inventory levels in response to sales demand, which led to lower factory overhead absorption and operating inefficiencies. The decrease in gross margin was partially offset by improved sales mix and lower raw material costs. For the first nine months of 1999, consolidated gross profit as a percent of sales increased to 29.1 percent compared to 28.7 percent in 1998. The increase in gross margin was due primarily to favorable brand and product sales mix and lower raw material costs partially offset by higher warranty and research and development costs compared to the prior year.
     Maytag expects raw material prices in the United States to be approximately the same to slightly lower than the prior year during the fourth quarter of 1999.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 14.7 percent of sales in the third quarter of 1999 compared to 15.4 percent of sales in the third quarter of 1998. For the first nine months of 1999, consolidated selling, general and administrative expenses were 15.2 percent of sales compared to 15.8 percent in 1998. The decrease in selling, general and administrative expenses was due primarily to lower advertising expenses as a percent of sales in the first nine months of 1999 compared to the first nine months of 1998. In addition, lower stock-based compensation and bad debt expenses contributed to the decrease in selling, general and administrative expenses in the first nine months of 1999 compared to the prior year.

Operating Income: Consolidated operating income for the third quarter of 1999 increased 1 percent to $140 million, or 13.1 percent of sales, compared to $139 million, or 13.5 percent of sales, in the same period in 1998. Consolidated operating income for the first nine months of 1999 increased 13 percent to $450 million, or 13.8 percent of sales, compared to $401 million, or 12.9 percent of sales, in the same period in 1998.
     Home appliances operating income decreased 1 percent in the third quarter of 1999 compared to 1998. Operating margin for the third quarter of 1999 was
14.3 percent of sales compared to 14.9 percent of sales in 1998. The decrease in operating margin was due primarily to the decrease in gross profit margin partially offset by the decrease in selling, general and administrative expenses as a percent of sales discussed above. Home appliances operating income increased 13 percent in the first nine months of 1999 compared to the same period in 1998. Operating margin for the first nine months of 1999 was 15.5 percent of sales compared to 14.3 percent of sales in 1998. The increase in operating margin was due primarily to the increase in gross profit margins and decrease in selling, general and administrative expenses as a percent of sales discussed above.
     Commercial appliances operating income increased 16 percent in the third quarter of 1999 compared to 1998. Operating margin for the third quarter of 1999 was 13.3 percent of sales compared to 10.8 percent of sales in 1998. Operating income increased 25 percent in the first nine months of 1999 compared to 1998. Operating margin for the first nine months of 1999 was 13.1 percent of sales compared to 11.4 percent of sales in 1998. The increase in operating margin was due primarily to favorable product mix, operating efficiencies and lower stock-based compensation. Due primarily to the expected decrease in industry demand for vending equipment discussed above, Maytag expects commercial appliances operating income for the fourth quarter of 1999 to be lower than the prior year.
     International appliances operating income increased 14 percent in the third quarter of 1999 compared to 1998. Operating margin for the third quarter of 1999 was 2.3 percent of sales compared to 3 percent of sales in 1998. International appliances reported an operating loss of $2 million in the first nine months of 1999 compared to operating income of $7 million in the first nine months of 1998. The decrease in operating income was due to the decrease in net sales described above and an increase in provisions related to uncollectible accounts receivable and losses on inventories. The economic environment in China and the Asian region continues to adversely impact the operations of Rongshida-Maytag. As a result of the lower than expected net sales in the first nine months of 1999, the inventory levels of Rongshida-Maytag are higher than planned levels, and Rongshida-Maytag has taken action to reduce production until economic conditions improve.

Interest Expense: Interest expense decreased in the third quarter and first nine months of 1999 by 13 percent and 6 percent, respectively, from the same periods in 1998 as higher average borrowings were more than offset by lower interest rates.

Income Taxes: The effective tax rate in the third quarter was 36.5 percent, which was slightly lower that the 37.6 percent in the third quarter of 1998 primarily due to tax savings related to export sales and research and development expenses. The effective tax rate in the first nine months of 1999 was 37 percent, compared to 37.2 percent in the same period in 1998.

Minority Interest: In the third quarter of 1999, minority interest consisted of the income attributable to the noncontrolling interest of Anvil Technologies LLC of $1.9 million, the loss attributable to the noncontrolling interest of Rongshida-Maytag of $0.2 million and the income attributable to the noncontrolling interest of Maytag Capital Trust ("Maytag Trust") of $1.6 million. In the third quarter of 1998, minority interest consisted of the income attributable to the noncontrolling interest of Anvil Technologies LLC of $1.8 million and the loss attributable to the noncontrolling interest of Rongshida-Maytag of $0.1 million. (See discussion of Maytag Trust in the "Liquidity and Capital Resources" section of this Management s Discussion and Analysis.)
     In the first nine months of 1999, minority interest consisted of the income attributable to the noncontrolling interest of Anvil Technologies LLC of $5.6 million, the loss attributable to the noncontrolling interest of Rongshida-Maytag of $2.9 million and the income attributable to the noncontrolling interest of Maytag Trust of $1.6 million. In the first nine months of 1998, minority interest consisted of the income attributable to the noncontrolling interest of Anvil Technologies LLC of $5.6 million and Rongshida-Maytag of $1.9 million.

Extraordinary Item: During the third quarter of 1998, the Company retired $50.5 million of long-term debt at a cost of $3.5 million after-tax, or $0.04 per share.


Net Income: Net income for the third quarter of 1999 was $82 million compared to net income of $74 million in 1998. For the first nine months of 1999, net income was $257 million compared to $214 million in 1998. Net income in the third quarter and first nine months of 1998 included a $3.5 million after-tax charge for the early retirement of debt. Excluding the special charge, net income was $77 million and $218 million for the third quarter and the first nine months of 1998, respectively.
     Diluted earnings per share amounted to $0.92 per share in the third quarter of 1999 compared to $0.80 per share in 1998. Excluding the special charge described above, diluted earnings per share in the third quarter of 1998 was $0.84. Diluted earnings per share amounted to $2.84 per share in the first nine months of 1999 compared to $2.26 per share in 1998. Excluding the special charge described above, diluted earnings per share in the first nine months of 1998 was $2.30. The increase in diluted earnings per share in the third quarter and first nine months of 1999 was due to the increase in net income and the effect of the Company's share repurchase program. Maytag expects dilutive potential common shares included in the computation of diluted weighted-average shares outstanding to be significantly higher for the fourth quarter of 1999 compared to the third quarter of 1999 due to the potential dilution from the Company's put options outstanding as a result of the significant decrease in the market price of Maytag stock. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis and information about dilutive potential common shares in "EARNINGS PER SHARE" section of the Notes to Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources

Maytag s primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag s cash flows is presented in the Condensed Consolidated Statements of Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities consists primarily of net income adjusted for certain non-cash items, changes in working capital items, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities decreased due primarily to an increase in cash used for working capital in the first nine months of 1999 compared to 1998 and a change in cash provided by other current liabilities of $68 million in the first nine months of 1998 to cash used by other current liabilities of $4 million in the first nine months of 1999, partially offset by the increase in net income.
     A portion of Maytag s accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag s ongoing operations.

Total Investing Activities: Maytag continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     Capital expenditures in the first nine months of 1999 were $104 million compared to $94 million in the first nine months of 1998. Maytag plans to invest approximately $170 million in capital expenditures in 1999.
     Effective January 1, 1999, Maytag acquired all of the outstanding shares of Jade for approximately $19 million. In connection with the purchase, Maytag retired debt and incurred transaction costs of $3.6 million and issued approximately 290 thousand shares of Maytag common stock at a value of $15.6 million. The acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition.

Total Financing Activities: Dividend payments on Maytag s common stock in the first nine months of 1999 were $48 million, or $0.54 per share, compared to $47 million, or $0.50 per share in 1998.
     In June 1999, Maytag, together with Maytag Trust, a newly established business trust, issued units which are comprised of (a) a preferred security of the Maytag Trust which provides for a 6.3 percent per annum distribution and (b) a purchase contract requiring the unitholder to purchase shares of Maytag common stock from Maytag on June 30, 2002. An outside investor purchased the units for a noncontrolling interest in the Maytag Trust for $100 million. The Maytag Trust used the proceeds from the sale of the units, in addition to a $3 million capital contribution from Maytag, to purchase $103 million of 6.3 percent Maytag debentures due June 30, 2004. The terms of the debentures parallel the terms of the preferred securities issued by the Maytag Trust. The applicable distribution rate on the preferred securities of the Maytag Trust that remain outstanding after June 28, 2002 will be reset to reflect changes in the market for such securities. Under the purchase contract, Maytag will pay the holder contract adjustment payments at a rate of 3.359 percent of the stated amount of units per annum. A maximum of 1.467 million shares could be issued with the aggregate purchase price to be $100 million if all such shares are purchased. The purchase contract allows Maytag to determine the method of settlement. The Company s objective in this transaction is to raise low-cost, equity funds. For financial reporting purposes, the results of the Maytag Trust (other than those which are eliminated in consolidation) are included in Maytag s consolidated financial statements. The outside investor s noncontrolling interest in the Maytag Trust of $100 million is reflected in Minority Interest in the Condensed Consolidated Balance Sheets. The income attributable to such noncontrolling interest is reflected in Minority Interest in the Condensed Consolidated Statements of Income.
     During the first nine months of 1999, Maytag repurchased 5.5 million shares associated with the share repurchase program at a cost of $314 million. As of September 30, 1999, of the 13.2 million shares which may be repurchased under the existing board authorizations, Maytag is committed to purchase 5.5 million shares under put options contracts, if such options are exercised. (See discussion of these put option contracts below.) Maytag plans to continue the repurchase of shares over a non-specified period of time.
     In connection with the share repurchase program, Maytag sells put options which give the purchaser the right to sell shares of Maytag s common stock to Maytag at specified prices upon exercise of the options. The put option contracts allow Maytag to determine the method of settlement. Maytag s objective in selling put options is to reduce the average price of repurchased shares. In the first nine months of 1999, Maytag received $40.6 million in premium proceeds from the sale of put options. As of September 30, 1999, there were 5.5 million put options outstanding with maturities ranging from the fourth quarter of 1999 to the second quarter of 2002 and strike prices ranging from $65.17 to $73.44; the weighted-average strike price was $68.43.
     During the third quarter of 1999, Maytag amended the forward stock purchase agreement associated with the repurchase of four million shares entered into by Maytag during 1997 at a net cost of $21 million. As a result of this amendment, the ultimate settlement cost at the settlement date of August, 2002 is not expected to exceed $20 million. Maytag previously amended the forward stock purchase agreement during the first quarter of 1998 at a net cost of $64 million. The forward stock purchase contract allows Maytag to determine the method of settlement. Maytag s objective in this transaction is to reduce the average price of repurchased shares.
     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag s commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which Maytag was in compliance with at September 30, 1999. In April, 1999, a shelf registration statement filed with the Securities and Exchange Commission became effective, providing Maytag the ability to issue an aggregate of $400 million of debt securities. Maytag expects to issue these securities over a non-specified period of time and expects to use the net proceeds from the sale of the securities for general corporate purposes, including share repurchase programs, capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions.

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


Year 2000

The much publicized "Year 2000 problem", affecting most companies, arises because until recently many computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, these computer applications could fail or create erroneous results. Maytag uses computer information systems and manufacturing equipment which may be affected. It also relies on suppliers and customers who are also dependent on systems and equipment which use date dependent software.
     In 1996, Maytag began its project for the conversion or replacement of North American computer information systems which did not properly address the Year 2000. This project involved both plans for creating replacement systems for those computer information systems which were developed internally as well as obtaining versions of software purchased from third parties which are Year 2000 ready. Maytag essentially has converted or replaced all of its critical and non-critical computer information systems for its North American business operations.
     In mid-1997, Maytag began to review the manufacturing equipment used in Maytag s North American operations as well as the systems related to the infrastructure of the North American manufacturing and office facilities. These year 2000 readiness efforts are now essentially completed.
     In 1997, Maytag also began to assess the Year 2000 problem remediation efforts of third parties in North America who have material relationships with Maytag including, but not limited to: providers of services such as utilities, suppliers of raw materials and customers where there is a significant business relationship. However, there is no assurance that Maytag will not be adversely affected by the Year 2000 problems of other organizations.
     Rongshida-Maytag, Maytag s joint venture in China, has essentially completed Year 2000 corrections to the computer information systems and
equipment used in the manufacture of its products.   There are major
uncertainties as to the Year 2000 readiness of enterprises in China including third party suppliers of such basic services as utilities. Accordingly, Maytag is unable to assess the likelihood of such an occurrence or the potential impact to this joint venture.
     The costs associated with Maytag s Year 2000 remediation are being expensed as incurred, were not material to the performance of Maytag for previous periods and are not expected to be material relative to the future performance of Maytag. Maytag estimates it has spent approximately $17.5 million to date on the Year 2000 issue and expects to spend not more than $18 million in total on the Year 2000 issue. Maytag utilizes software which was acquired from third parties. Maytag has maintenance agreements with certain of its software vendors which, in return for annual contractual payments, enable it to obtain new software releases, including versions which are Year 2000 ready.
     If Maytag is unsuccessful, or if the remediation efforts of its key suppliers or customers are unsuccessful with regard to Year 2000 remediation, there may be a material adverse impact on Maytag s financial position and results of operations. If Maytag s Year 2000 remediation effort is not successful, the most likely worst case scenario is that Maytag will be unable to manufacture and distribute its products for an indefinite period of time.
Maytag is unable to estimate the financial impact of Year 2000 issues because it cannot predict the magnitude or time length of potential Year 2000 business interruptions.
     Maytag has developed a contingency plan which includes as a precautionary measure an increased level of inventory to minimize the potential disruption in Maytag s ability to manufacture and distribute products. Other contingency plans have been developed and tested to protect critical business processes that could be impacted by disruptions outside of Maytag s control.
     While Maytag expects its Year 2000 issues to be remedied successfully, it cannot guarantee that Year 2000 problems, including those of third parties, will not have an adverse effect on Maytag s consolidated financial position or results of operations.

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

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                               September 30, 1999

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     27 (a) Financial Data Schedule - Nine Months Ended September 30, 1999

(b)  Reports on Form 8-K

     Maytag filed a Form 8-K dated September 10, 1999 under Item 5, Other Events, stating it had issued a press release announcing its third quarter 1999 results were not expected to meet consensus.

     Maytag filed a Form 8-K dated September 23, 1999 under Item 5, Other Events, stating Maytag Corporation's CEO Lloyd D. Ward reinforced the corporation's innovation strategy during a conference presentation to members of the investment community.

                               MAYTAG CORPORATION
                                   Signatures
                               September 30, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             MAYTAG CORPORATION


Date: November 10, 1999                      _________________________________
                                             Gerald J. Pribanic
                                             Executive Vice President and
                                             Chief Financial Officer


                                             _________________________________
                                             Steven H. Wood
                                             Vice President, Financial
                                             Reporting and Audit and Chief
                                             Accounting Officer