Form 10-K
period 1999-12-31
MAYTAG CORP
filed 2000-03-22
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on March 1, 2000 was $2,127,729,962. The number of shares outstanding of the registrant's common stock (par value $1.25) as of the close of business on March 1, 2000 was 79,541,307.

                       DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 11, 2000 have been incorporated by reference.

MAYTAG CORPORATION
1999 ANNUAL REPORT ON FORM 10-K CONTENTS

Item Page

PART I:

 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

    Business - Home Appliances  . . . . . . . . . . . . . . . . . . . 3

    Business - Commercial Appliances  . . . . . . . . . . . . . . . . 5

    Business - International Appliances   . . . . . . . . . . . . . . 6

 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

 3. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . 8

 4. Submission of Matters to a Vote of Security Holders   . . . . . . 8

    Executive Officers of the Registrant  . . . . . . . . . . . . . . 8

PART II:

 5. Market for the Registrant's Common Equity and Related Stockholder

    Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

 6. Selected Financial Data   . . . . . . . . . . . . . . . . . . . . 9

 7. Management's Discussion and Analysis of Financial Condition and

    Results of Operations   . . . . . . . . . . . . . . . . . . . . .10

7A. Quantitative and Qualitative Disclosures About Market Risk  . . .18

 8. Financial Statements and Supplementary Data   . . . . . . . . . .18

 9. Changes in and Disagreements with Accountants on Accounting and

    Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .48

PART III:

10. Directors and Executive Officers of the Registrant  . . . . . . .48

11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . .48

12. Security Ownership of Certain Beneficial Owners and Management  .49

13. Certain Relationships and Related Transactions  . . . . . . . . .49

PART IV:

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.49

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .50

PART I

Item 1.   Business.

Maytag Corporation is a leading producer of home and commercial appliances. It's products are sold to customers throughout North America and international markets. Maytag also is the majority owner in a joint venture in China, Rongshida-Maytag, that produces washing machines and refrigerators primarily for the Chinese market. Maytag was organized as a Delaware corporation in 1925.

Maytag is among the top three major appliance companies in the North American market, offering consumers a full line of washers, dryers, dishwashers, refrigerators and ranges distributed through large and small retailers across the U.S. and Canada. In floor care, Maytag owns the Hoover brand, which is the market leader in North America and the brand with the highest consumer recognition and buying preference in floor care.

In commercial laundry, Maytag brand has been a presence since the 1950s. Today, Maytag washers and dryers sold to the commercial laundry market have gained an overall market share stronger than Maytag brand at retail. In commercial cooking appliances, Maytag owns Blodgett Corporation, one of the premier and oldest names in commercial appliances. Blodgett is a leading manufacturer of ovens, fryers, charbroilers and grills for the food service industry, serving customers such as McDonald's, KFC, Pizza Hut, and major hotel and restaurant chains. In 1999, Maytag acquired Jade Range, a leading manufacturer of premium-priced commercial ranges and refrigerators, and commercial-style ranges for the residential market.

Maytag also owns the Dixie-Narco brand, one of the original brand names in the vending machine industry and today the leading manufacturer of soft drink can and bottle vending machines in the United States. Dixie-Narco venders are sold primarily to major soft drink bottlers such as Coca-Cola and Pepsico.

Since 1994, Maytag has made significant annual capital investments that have led directly to demonstrable and superior product innovations in its strongest brands. Superior product performance reinforces brand positioning; product and brand positioning drive average pricing and distribution.

The Company operates in three business segments: home appliances, commercial appliances and international appliances. Financial and other information relating to these reportable business segments is included in Part II, Item 7, Pages 10-14, and Item 8, Pages 45-47.

HOME APPLIANCES

The home appliances segment represented 85.7 percent of consolidated net sales in 1999.

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

A portion of the Company's accounts receivable is concentrated among major retailers. A significant loss of business with any of these national retailers could have an adverse impact on the Company's ongoing operations.

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

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8, page 44. Most of the research and development expenditures relate to the home appliances segment.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a significant effect on capital expenditures, earnings or the Company's competitive position.

The Company has been identified as one of a group of potentially responsible parties by state and federal environmental protection agencies in remedial activities related to various "superfund" sites in the United States. The Company presently does not anticipate any significant adverse effect upon the Company's earnings or financial condition arising from resolution of these matters. Additional information regarding environmental remediation is included in Part II, Item 8, Page 44-45.

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

The number of employees of the Company in the home appliances segment as of December 31, 1999 was 17,816.

COMMERCIAL APPLIANCES

The commercial appliances segment represented 11.4 percent of consolidated net sales in 1999.

The operations of the Company's commercial appliances segment manufacture commercial cooking and vending equipment. These products are primarily sold to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets. These products are sold primarily under the Dixie-Narco, Blodgett and Pitco Frialator brand names.

Effective January 1, 1999, Maytag acquired all of the outstanding shares of Jade, a manufacturer of commercial ranges, and refrigerators and residential ranges for $19.2 million. In connection with the purchase, Maytag retired debt and incurred transaction costs of $3.6 million and issued 289 thousand shares of Maytag common stock at a value of $15.6 million. Additional information regarding this acquisition is included in Part II, Item 8, Page 28-29.

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

The Company holds a number of patents which are important in the manufacture of its products. The Company also holds a numbers of trademark registrations of which the most important are DIXIE-NARCO, BLODGETT, PITCO FRIALATOR, JADE and the associated corporate symbols.

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

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8, page 44.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a significant effect on capital expenditures, earnings or the Company's competitive position.

The number of employees of the Company in the commercial appliances segment as of December 31, 1999 was 2,470.

INTERNATIONAL APPLIANCES

The international appliances segment represented 2.9 percent of consolidated net sales in 1999.

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

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products, including those for Rongshida-Maytag, are included in Part II, Item 8, page 44.

The number of employees of Rongshida-Maytag as of December 31, 1999 was 4,735.

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

The facilities for the home appliances, commerical appliances and international appliances segments are well maintained, suitably equipped and in good operating condition. The facilities used had sufficient capacity to meet production needs in 1999, and the Company expects that such capacity will be adequate for planned production in 2000. The Company's major capital projects and planned capital expenditures for 2000 are described in Part II, Item 7, Page 17.

The Company also owns or leases sales offices in many large metropolitan areas throughout the United States and Canada. Lease commitments are included in Part II, Item 8, Page 36.

Item 3.   Legal Proceedings.

The Company is involved in contractual disputes, environmental, administrative and legal proceedings and investigations of various types. Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, will not have a significant adverse effect on its consolidated financial position. The Company's contingent liabilities are discussed in Part II, Item 8, Page 45.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 1999 through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names of all executive officers of the Company, the offices held by them, the year they first became an executive officer of the Company and their ages:
                                                              First
                                                              Became
          Name          Office Held                         an Officer  Age

Lloyd D. Ward           Chairman and Chief Executive
                        Officer                                1996      51

Gerald J. Pribanic      Executive Vice President and Chief
                        Financial Officer                      1996      56

Larry J. Blanford       President, Worldwide Solutions         1999      46

William L. Beer         President, Major Appliance             1998      47
                        Division, Home Solutions

Jerome L. Davis         President, Commercial Solutions        1999      44

Keith G. Minton         President, Floor Care Division,        1998      52
                        Home Solutions

Edward H. Graham        Senior Vice President, General         1990      64
(retired January 17,    Counsel and Secretary
2000)

John M. Dupuy           Vice President, General Manager of
                        Emerging Solutions & CIO               1996      43

Jon O. Nicholas         Vice President, Human Resources        1993      60

David D. Urbani         Vice President and Treasurer           1995      54

Steven H. Wood          Vice President, Financial Reporting
                        and Audit                              1996      42

The executive officers were elected to serve in the indicated office until the organizational meeting of the Board of Directors following the annual meeting of shareholders on May 11, 2000 or until their successors are elected.

Each of the executive officers has served the Company in various executive or administrative positions for at least five years except for:

          Name                       Company/Position               Period

Lloyd D. Ward           PepsiCo, Inc. - President, Central
                        Division, Frito-Lay, Inc.                  1992-1996

John M. Dupuy           A. T. Kearney - Principal Consultant       1993-1995
                        Booz, Allen & Hamilton - Principal
                        Consultant                                 1985-1993

Jerome L. Davis         PepsiCo, Inc. - Vice President National
                        Accounts, Frito-Lay, Inc.                  1992-1998

Larry J. Blanford       Schuller Corporation, Vice President
                        Marketing and North American Accounts      1988-1997

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

                                                                  Dividends
                          Sale Price of Common Shares             Per Share
                            1999                1998           1999      1998
Quarter                High      Low       High      Low
First                  $66     $52 7/8   $50 3/8   $35 7/16       $.18   $.16
Second               74 13/16   59 9/16    55 3/4    47 1/2        .18    .16
Third                 74 1/4    33 3/16    52 3/4    41 1/2        .18    .18
Fourth                50 1/4     31 1/4    64 1/2    39 5/8        .18    .18

The principal U.S. market in which the Company's common stock is traded is the New York Stock Exchange. As of March 1, 1999, the Company had 28,974 shareowners of record.

Item 6.   Selected Financial Data
Dollars in thousands,
except per share data       1999(1)   1998 (2)   1997 (3)    1996 (4)    1995(5)
Net sales               $4,323,673 $4,069,290 $3,407,911  $3,001,656 $3,039,524
Gross profit             1,251,420  1,181,627    936,288     821,443    788,908
     Percent of sales        28.9%      29.0%      27.5%       27.4%      26.0%
Operating income           575,493 $  522,738 $  358,273  $  269,079 $  288,234
     Percent of sales        13.3%      12.8%      10.5%        9.0%       9.5%
Income (loss) from
continuing operations   $  328,528 $  286,510 $  183,490  $  137,977 $  (14,996)
     Percent of sales         7.6%       7.0%       5.4%        4.6%       (.5%)
     Basic earnings per
     share              $     3.80 $     3.12 $     1.90  $     1.36 $    (0.14)
     Diluted earnings
     per share                3.66       3.05       1.87        1.35      (0.14)
Dividends paid per
share                         0.72       0.68       0.64        0.56      0.515
Basic weighted-average
shares outstanding          86,443     91,941     96,565     101,727    106,734

Diluted weighted-
average shares
outstanding                 89,731     93,973     98,055     102,466    107,486
Working capital         $  168,493 $  178,165 $  368,079  $  334,948 $  543,431
Depreciation of
property, plant and
equipment                  133,493    135,519    127,497     101,912    102,572
Capital expenditures       147,306    161,251    229,561     219,902    152,914
Total assets             2,636,487  2,587,663  2,514,154   2,329,940  2,125,066
Long-term debt, less
current portion            337,764    446,505    549,524     488,537    536,579
Total debt to
capitalization               60.0%      58.0%      52.1%       51.2%      45.9%

(1) Net sales include $20 million of sales from the Company's acquisition of Jade, a manufacturer of commercial ranges and refrigerators and residential ranges in the first quarter of 1999.

(2) Excludes the extraordinary loss on the early retirement of debt.

(3) Net sales include $31.3 million of sales from the Company's acquisition of G.S. Blodgett Corporation, a commercial cooking equipment manufacturer in the fourth quarter of 1997. Excludes the extraordinary loss on the early retirement of debt.

(4) Net sales include $40.4 million of sales from the Company's acquisition of a
50.5 percent ownership in a joint venture of home appliances in China in the third quarter of 1996. Operating profit includes a $40 million charge for the restructuring of the Company's major home appliance business. The after-tax charge for this restructuring of $24.4 million is included in income (loss) from continuing operations. Excludes the extraordinary loss on the early retirement of debt.

(5) Net sales include $181.2 million made by the Company's European Operations which was sold effective June 30, 1995. Income (loss) from continuing operations includes a $135.4 million after-tax loss on the sale of the Company's European Operations; a $9.9 million after-tax charge to settle a lawsuit relating to the closing of the former Dixie-Narco plant in Ranson, West Virginia; a $3.6 million after-tax loss on the sale of the Eastlake Operation; and a $10.8 million after-tax loss arising from a guarantee of indebtedness relating to the sale of one its manufacturing plants in 1992. Excludes the extraordinary loss on the early retirement of debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 1999 with 1998

Maytag Corporation ("Maytag") has three reportable segments: home appliances, commercial appliances and international appliances. (See discussion and financial information about Maytag s reportable segments in "Segment Reporting" section of the Notes to Consolidated Financial Statements.)

Net Sales: Consolidated net sales for 1999 were $4.3 billion, an increase of 6 percent from 1998.
     Net sales of home appliances, which include major appliances and floor care products, increased 6 percent in 1999 compared to 1998. The net sales increase was due primarily to increased sales of Maytag Atlantis, Maytag Neptune, Maytag and Jenn-Air refrigerators, Maytag Gemini, Maytag Performa brand products, Hoover upright vacuum cleaners and Hoover upright deep carpet cleaners, partially offset by a decrease in sales of Magic Chef brand products. Net sales also benefited from favorable economic conditions that contributed to strong growth in industry shipments of major appliances and floor care products in 1999 compared to 1998.
     Net sales of commercial appliances, which include vending and foodservice equipment, increased 7 percent in 1999 compared to 1998. The full year 1999 net sales included sales of Jade Products Company ("Jade"), a manufacturer of premium commercial ranges and refrigeration units and commercial-style residential ranges and outdoor grills acquired by Maytag effective January 1, 1999. Excluding Jade, 1999 net sales increased 3 percent from 1998.
     Net sales of international appliances, which consists of Maytag s 50.5 percent-owned joint venture in China ("Rongshida-Maytag"), decreased 2 percent in 1999 compared to 1998. The net sales decrease was attributable to lower unit sales and lower selling prices of home laundry products, partially offset by sales of the new line of refrigerators and the acquisition of another washer manufacturer in China in the fourth quarter of 1998.

Gross Profit: Consolidated gross profit as a percent of sales of 28.9 percent in 1999 was essentially the same as the 29.0 percent of sales realized in 1998. Favorable sales mix and lower raw material costs were offset by an increase in warranty and research and development costs.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 15.6 percent of sales in 1999 compared to 16.2 percent of sales in 1998 as a result of lower bad debt and stock based related compensation expense and leverage obtained on fixed expenses with the increase in net sales.

Operating Income: Consolidated operating income for 1999 increased 10 percent to $575 million, or 13.3 percent of sales, compared to $523 million, or 12.8 percent of sales, in 1998.
     Home appliances operating income increased 11 percent in 1999 compared to 1998. Operating margin for 1999 was 15.2 percent of sales compared to 14.5 percent of sales in 1998. The increase in operating margin was due primarily to the decrease in selling, general and administrative expenses as a percent of sales discussed above.
     Commercial appliances operating income increased 17 percent in 1999 compared to 1998. Operating margin for 1999 was 11.9 percent of sales compared to 10.9 percent of sales in 1998. The increase in operating margin was due primarily to favorable product mix and operating efficiencies partially offset by an increase in research and development expenses.
     International appliances reported an operating loss of $3 million in 1999 compared to operating income of $6 million in 1998. The decrease in operating income was due to the decrease in net sales described above and an increase in provisions related to uncollectible accounts receivable and losses on inventories. The economic environment in China and the Asian region continues to adversely impact the operations of Rongshida-Maytag. Inventory levels of Rongshida-Maytag continue at higher than planned levels.

Interest Expense: Interest expense decreased 6 percent in 1999 compared to 1998 as higher average borrowings were more than offset by lower interest rates.

Income Taxes: The effective tax rate was 36.8 percent in 1999, which was slightly lower that the 37.4 percent effective tax rate in 1998. The decrease was primarily due to tax savings related to export sales and credits associated with research and development expenses.

Minority Interest: In 1999, minority interest of $7.2 million consisted of the income attributable to the noncontrolling interests of Anvil Technologies LLC of $7.5 million and Maytag Capital Trusts ("Maytag Trusts") of $3.7 million and the loss attributable to the noncontrolling interest of Rongshida-Maytag of $4 million. In 1998, minority interest of $8.3 million consisted of the income attributable to the noncontrolling interests of Anvil Technologies LLC of $7.5 million and Rongshida-Maytag of $0.8 million. (See discussion of Maytag Trusts in the "Liquidity and Capital Resources" section of this Management s Discussion and Analysis.)

Extraordinary Item: In 1998, the Company retired $71.1 million of long-term debt at a cost of $5.9 million after-tax, or $0.06 per share.

Net Income: Net income in 1999 was $329 million compared to net income of $281 million in 1998. Net income in 1998 included a $5.9 million after-tax charge for the early retirement of debt. Excluding the special charge, net income was $287 million in 1998. The increase in net income was primarily due to the increase in operating income.
     Diluted earnings per share amounted to $3.66 per share in 1999 compared to $2.99 per share in 1998. Excluding the special charge described above, diluted earnings per share in 1998 was $3.05. The increase in diluted earnings per share in 1999 compared to 1998 was due to the increase in net income and the positive effect of $0.23 from the Company's share repurchase program due to lower shares outstanding. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

COMPARISON OF 1998 WITH 1997

Net Sales: Maytag's consolidated net sales for 1998 increased 19 percent compared to 1997. Net sales in 1998 included sales of G.S. Blodgett Corporation ("Blodgett"), a manufacturer of commercial cooking equipment, which was acquired by Maytag on October 1, 1997. Excluding Blodgett, Maytag's net sales increased 16 percent in 1998 compared to 1997.
     Home appliances net sales increased 15 percent in 1998 compared to 1997. Net sales were up from the prior year due to the introduction of new products, including new lines of Maytag Neptune laundry products, Maytag refrigerators, Maytag cooking products, Hoover upright vacuum cleaners and Hoover upright deep carpet cleaners. In addition, net sales were up from the prior year due to the volume associated with shipments to Sears, Roebuck and Co. in connection with Maytag's agreement to begin selling the full line of Maytag brand major appliances through Sears stores in the U.S. beginning in February 1998.
Maytag's net sales also benefited from the significant volume growth in industry shipments of major appliances in 1998 compared to 1997.
     Net sales of commercial appliances were up 84 percent from 1997. This net sales increase was primarily driven by a significant increase in the sales volume of Dixie-Narco enhanced capacity venders introduced in 1997 and the inclusion of Blodgett's results for a full year. Excluding Blodgett, net sales increased 48 percent from 1997.
     International appliances net sales increased 5 percent in 1998 compared to 1997. The sales increase was primarily attributable to higher unit volume partially offset by price reductions on selected models in response to competitive conditions in China.

Gross Profit: Maytag's consolidated gross profit as a percent of sales increased to 29 percent in 1998 from 27.5 percent in 1997.

     Home appliances gross margins increased in 1998 compared to 1997, due to the increase in sales volume, favorable brand and product sales mix, lower raw material costs and the absence of production start-up costs associated with Maytag's new line of refrigerators which were incurred in 1997.
     Commercial appliances gross margins increased in 1998 compared to 1997, due to the increase in sales volume, partially offset by inefficiencies from the reorganization of manufacturing operations at Blodgett.
     International appliances gross margins decreased in 1998 compared to 1997 primarily from the decrease in selling prices on selected models.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were 16.2 percent of sales in 1998 compared to 17 percent of sales in the same period in 1997 as sales growth outpaced the increase in spending for selling, general and administrative expenses.

Operating Income: Consolidated operating income increased 46 percent to $523 million, or 12.8 percent of sales, compared to $358 million, or 10.5 percent of sales in 1997.
     Home appliances operating income increased 44 percent in 1998 compared to 1997. Operating margin for 1998 was 14.5 percent of sales compared to 11.6 percent of sales in 1997. The increase in operating margin was due to the increase in gross profit margins and decrease in selling, general and administrative expenses as a percent of sales discussed above.
     Commercial appliances operating income, which includes Blodgett for all of 1998, increased 156 percent in 1998 compared to 1997. Operating margin for 1998 was 10.9 percent of sales compared to 7.8 percent of sales in 1997. The increase in operating margins was due primarily to the increase in gross profit margins described above.
     International appliances operating income decreased 49 percent in 1998 compared to 1997. Operating margin for 1998 was 4.6 percent of sales compared to 9.4 percent of sales in 1997. The decrease in operating margins was due to the decrease in gross profit margins discussed above and an increase in selling, general and administrative expense due to both spending increases and additional provisions for uncollectible accounts receivable.

Interest Expense: Interest expense increased 6 percent in 1998 compared to 1997 primarily due to lower capitalized interest. Maytag's higher average borrowings were offset by lower interest rates.

Income Taxes: The effective tax rate for 1998 was 37.4 percent compared to 36.5 percent in 1997. The increase in the effective tax rate was due primarily to 1997 including a $2 million one-time benefit from the resolution of certain Internal Revenue Service issues as well as a reduced benefit in 1998 from Rongshida-Maytag's tax holiday in China due to lower income before taxes. These increases in the 1998 effective tax rate were partially offset by other tax initiatives.

Extraordinary Item: In 1998, Maytag retired long-term debt totalling $71.1 million at a cost of $5.9 million after-tax. In 1997, Maytag retired $61.8 million of long-term debt at a cost of $3.2 million after-tax.

Net Income: Net income for 1998 was $281 million, or $2.99 diluted earnings per share, compared to net income of $180 million, or $1.84 diluted earnings per share in 1997. Net income and diluted earnings per share were impacted by special charges for the early retirement of debt in both years. The after-tax charges for the early retirement of debt were $5.9 million and $3.2 million for 1998 and 1997, respectively.
     Excluding these special charges in both years, income for 1998 would have been $287 million, or $3.05 diluted earnings per share, compared to $183 million, or $1.87 diluted earnings per share for 1997. The increase in net income was primarily due to the increase in operating income. The increase in diluted earnings per share in 1998 compared to 1997 was due to the increase in net income and the positive effect of $0.15 from Maytag's share repurchase program due to lower shares outstanding.

Liquidity and Capital Resources

Maytag s primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag s cash flows is presented in the Consolidated Statements of Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities consists primarily of net income adjusted for certain non-cash items, changes in working capital items, changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consists primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities decreased due primarily to cash used for working capital in 1999 compared to 1998, partially offset by the increase in net income.
     A portion of Maytag s accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag s ongoing operations.

Total Investing Activities: Maytag continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     Capital expenditures in 1999 were $147 million compared to $161 million in 1998.
     Effective January 1, 1999, Maytag acquired all of the outstanding shares of Jade for approximately $19.2 million. In connection with the purchase, Maytag retired debt and incurred transaction costs of $3.6 million and issued approximately 289 thousand shares of Maytag common stock at a value of $15.6 million. The acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition.

Total Financing Activities: Dividend payments on Maytag s common stock in 1999 were $62 million, or $0.72 per share, compared to $63 million, or $0.68 per share in 1998.
     In the third and fourth quarters of 1999, Maytag together with two newly established business trusts, issued units comprised of (a) a preferred security of each Maytag Trust which provides for a 6.85 and 6.3 percent per annum distribution, respectively and (b) a purchase contract requiring the unitholder to purchase shares of Maytag common stock from Maytag on November 15, 2002 and June 30, 2002, respectively. An outside investor purchased the units for a noncontrolling interest in the Maytag Trusts in the aggregate for $200 million. The Maytag Trusts used the proceeds from the sale of the units, in addition to $6 million aggregate capital contributions from Maytag, to purchase $103 million of 6.85 percent Maytag debentures due November 15, 2004 and $103 million of 6.3 percent Maytag debentures due June 30, 2004. The terms of the debentures parallel the terms of the preferred securities issued by the Maytag Trusts. The applicable distribution rate on the preferred securities of the Maytag Trust that remain outstanding after November 15, 2002 and June 30, 2002, respectively, will be reset to reflect changes in the market for such securities. Under the purchase contract, Maytag will pay the holder contract adjustment payments at a rate of 4.265 percent and 3.359 percent of the stated amount of units per annum, respectively. Under the purchase contract, Maytag will issue shares of Maytag common stock for a total purchase price of $200 million. The maximum number of shares Maytag will be required to deliver to the holder, for the cumulative purchase price of $200 million is approximately 4.4 million shares, reflecting a minimum issuance price of $45 per share. If the share price is above $45 per share at the time of settlement, Maytag will issue fewer shares in exchange for the purchase price of $200 million. The Company s objective in this transaction is to raise low-cost, equity funds. For financial reporting purposes, the results of the trusts (other than those which are eliminated in consolidation) are included in the Company's consolidated financial statements. The outside investor s noncontrolling interest in the Maytag Trust of $200 million is reflected in "Company obligated manditorily redeemable preferred capital securities of subsidiary trust holding solely the Company's debentures" in the Consolidated Balance Sheets. The income attributable to such noncontrolling interest is reflected in Minority interest in the Consolidated Statements of Income.
     During 1999, Maytag's Board of Directors authorized the repurchase of up to 20 million additional shares beyond the previous authorizations commencing in 1995 totalling 30.8 million shares. During 1999, Maytag repurchased 7.5 million shares associated with the share repurchase program at a cost of $410 million. As of December 31, 1999, of the 21.2 million shares which may be repurchased under the existing board authorizations, Maytag is contingently obligated to purchase 8.6 million shares under put options contracts, if such options are exercised. (See discussion of these put option contracts below.) In addition, in the fourth quarter of 1999, Maytag entered into forward stock purchase agreements to repurchase three million shares of Maytag stock in the first quarter of 2000 at an average price of $48. (See discussion of these forward contracts below.)
     During the third quarter of 1999, Maytag amended the forward stock purchase agreement entered into during 1997 to repurchase four million shares at a net cost of $21 million. Maytag previously amended this forward stock purchase agreement during the first quarter of 1998 at a net cost of $64 million. The forward stock purchase contract allowed Maytag to determine the method of settlement. In the first quarter of 2000, Maytag settled the contract before its maturity date at a cost of approximately $10 million. Maytag s objective in this transaction was to reduce the average price of repurchased shares.
     In connection with the share repurchase program, the Company has sold and in the future may sell put options which give the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options on the designated expiration date. The put option contracts allow the Company to determine the method of settlement. The Company's objective in selling put options is to reduce the average price of repurchased shares. In 1999 and 1998, the Company received $45 million and $30 million, respectively, in premium proceeds from the sale of put options. As of December 31, 1999, there were 8.6 million put options outstanding with strike prices ranging from $37.00 to $73.06 (the weighted-average strike price was $53.89). Of the 8.6 million put options outstanding, 3.1 million expire in 2000 with an average strike price of $66, 1.1 million expire in 2001 with an average strike price of $54 and 4.4 million expire in 2002 with an average strike price of $45.
     In the fourth quarter of 1999, Maytag entered into forward stock purchase agreements to repurchase three million shares of Maytag stock in the first quarter of 2000 at an average price of $48. These forward stock purchase contracts allow the Company to determine the method of settlement. The Company's objective in these contracts is to reduce the average price of repurchased shares. The fair market value of these contracts was not significant as of December 31, 1999.

     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag s commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which Maytag was in compliance with at December 31, 1999. In April 1999, a shelf registration statement filed with the Securities and Exchange Commission became effective, providing Maytag the ability to issue an aggregate of $400 million of debt securities of which $360 million was available as of December 31, 1999. Maytag expects to issue these securities over a non-specified period of time and expects to use the net proceeds from the sale of the securities for general corporate purposes, including the funding of share repurchases (including obligations under forward contracts and put options as discussed above), capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions.
     Maytag explores and may periodically implement arrangements to adjust its obligations under various stock repurchase arrangements, including the arrangements described above.

Market Risks

Maytag is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. To manage certain foreign exchange exposures, Maytag enters into foreign currency forward and option contracts. Maytag s policy is to hedge a portion of its anticipated foreign currency denominated export sales transactions, which are denominated primarily in Canadian dollars, for periods not exceeding twelve months.
     At December 31, 1999, the result of a uniform 10 percent strengthening of the U.S. dollar relative to the foreign currencies in which Maytag's sales are denominated would result in a decrease in net income of approximately $6 million for the year ended December 31, 2000. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.
     Maytag also is exposed to commodity price risk related to Maytag's purchase of selected commodities used in the manufacture of its products. To reduce the effect of changing raw material prices for select commodities, Maytag has entered into long-term contracts and commodity swap agreements with terms not exceeding two years, to hedge a portion of its anticipated raw material purchases on selected commodities. At December 31, 1999, the result of a uniform 10 percent increase in the price of commodities covered by commodity swap agreements would result in no significant decrease in net income for the year ended December 31, 2000
     Maytag also is exposed to interest rate risk in the portfolio of Maytag s debt. The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount. At December 31, 1999, the result of a uniform 10 percent increase in interest rates would result in a decrease in net income of approximately $2 million for the year ended December 31, 2000.



Year 2000 Issue Update

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company is currently not aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers.
     The Company expended $18 million on Year 2000 readiness efforts from 1996 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

Contingencies

Maytag has contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in "Contingencies" section of the Notes to Consolidated Financial Statements.)

Outlook

During the first half of 2000, Maytag expects revenue to be sustained from new products introduced in 1999 partially offset by a significant decrease in vending equipment sales as a result of a major customer curtailing purchases. The decrease in vending equipment sales is expected to last at least through the first half and may continue to impact the business for most of 2000. During the second half of the year, Maytag expects revenue growth from new product introductions in floor care, cooking, dishwashing, foodservice and refrigeration.
     Maytag expects raw material prices in the United States in 2000 to increase compared to 1999 levels. However, the impact to Maytag's results will be mitigated by Maytag's long-term commodity contracts and commodity swap agreements on selected commodities. (See discussion of the commodity swap agreements in "Market Risks" section of this Management's Discussion and Analysis.)
     Maytag expects gross profit in 2000 to be affected by an increase in warranty expense as well as an increase in research and development expense as it continues to invest in future product development.
     Maytag plans to invest approximately $190 million in capital expenditures in 2000.

Forward-Looking Statements

This Management s Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expects," "intends," "may impact," "plans," "should" or similar terms. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which Maytag competes, including changes in economic conditions in the geographic areas where Maytag s operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the cost and availability of raw materials and purchased components; progress on capital projects; the impact of business acquisitions or dispositions; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and qualitative disclosures about market risk are discussed in "Market Risks" section of the Management's Discussion and Analysis (Part II,
Item 7, pages 17)

Item 8.   Financial Statements and Supplementary Data.
                                                                   Page

        Report of Independent Auditors  . . . . . . . . . . . . . . 19

        Consolidated Statements of Income--Years Ended
          December 31, 1999, 1998, and 1997 . . . . . . . . . . . . 20

        Consolidated Balance Sheets--
          December 31, 1999 and 1998  . . . . . . . . . . . . . . . 21

        Consolidated Statements of Shareowners' Equity--Years Ended
          December 31, 1999, 1998 and 1997  . . . . . . . . . . . . 23

        Consolidated Statements of Comprehensive Income--
          December 31, 1999, 1998 and 1997  . . . . . . . . . . . . 24

        Consolidated Statements of Cash Flows--Years Ended
          December 31, 1999, 1998 and 1997  . . . . . . . . . . . . 25

        Notes to Consolidated Financial Statements  . . . . . . . . 26

        Quarterly Results of Operations--Years 1999 and 1998  . . . 48

                         Report of Independent Auditors



Shareowners and Board of Directors
Maytag Corporation

We have audited the accompanying consolidated balance sheets of Maytag Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.
        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP



Chicago, Illinois
January 25, 2000

Consolidated Statements of Income

                                                   Year Ended December 31
In thousands, except per share data            1999         1998         1997
Net sales                                  $4,323,673   $4,069,290   $3,407,911
Cost of sales                               3,072,253    2,887,663    2,471,623
   Gross profit                             1,251,420    1,181,627      936,288
Selling, general and administrative
expenses                                      675,927      658,889      578,015
   Operating income                           575,493      522,738      358,273
Interest expense                              (59,259)     (62,765)     (58,995)
Other - net                                    14,617       10,912        1,277
   Income before income taxes, minority
  interest and extraordinary item             530,851      470,885      300,555
Income taxes                                  195,100      176,100      109,800
   Income before minority interest and
   extraordinary item                         335,751      294,785      190,755
Minority interests                             (7,223)      (8,275)      (7,265)
   Income before extraordinary item           328,528      286,510      183,490
Extraordinary item - loss on early
retirement of debt                                          (5,900)      (3,200)
   Net income                              $  328,528   $  280,610   $  180,290


Basic earnings (loss) per common share:
   Income before extraordinary item        $     3.80   $     3.12   $     1.90
   Extraordinary item - loss on early
   retirement of debt                                        (0.06)       (0.03)
   Net income                                    3.80         3.05         1.87

Diluted earnings (loss) per common share:
   Income before extraordinary item        $     3.66   $     3.05   $     1.87
   Extraordinary item - loss on early
   retirement of debt                                        (0.06)       (0.03)
   Net income                                    3.66         2.99         1.84


See notes to consolidated financial statements.

Consolidated Balance Sheets

                                                               December 31
In thousands, except share data                             1999         1998
Assets

Current assets
Cash and cash equivalents                               $   28,815   $   28,642
Accounts receivable, less allowance for doubtful
accounts (1999--$22,327; 1998--$22,305)                    494,747      472,979
Inventories                                                404,120      383,753
Deferred income taxes                                       35,484       39,014
Other current assets                                        58,350       44,474
   Total current assets                                  1,021,516      968,862


Noncurrent assets
Deferred income taxes                                      106,600      120,273
Prepaid pension cost                                         1,487        1,399
Intangible pension asset                                    48,668       62,811
Other intangibles, less allowance for amortization
(1999--$112,006; 1998--$98,106)                            427,212      424,312
Other noncurrent assets                                     54,896       44,412
   Total noncurrent assets                                 638,863      653,207


Property, plant and equipment
Land                                                        19,660       19,317
Buildings and improvements                                 349,369      333,032
Machinery and equipment                                  1,622,764    1,499,872
Construction in progress                                    74,057      102,042
                                                         2,065,850    1,954,263
Less accumulated depreciation                            1,089,742      988,669
   Total property, plant and equipment                     976,108      965,594
   Total assets                                         $2,636,487   $2,587,663


See notes to consolidated financial statements.

                                                               December 31
In thousands, except share data                             1999         1998
Liabilities and Shareowners' Equity

Current liabilities
Notes payable                                          $   133,041   $  112,898
Accounts payable                                           277,780      279,086
Compensation to employees                                   77,655       81,836
Accrued liabilities                                        194,074      176,701
Current portion of long-term debt                          170,473      140,176
   Total current liabilities                               853,023      790,697


Noncurrent liabilities
Deferred income taxes                                       22,842       21,191
Long-term debt, less current portion                       337,764      446,505
Postretirement benefit liability                           467,386      460,599
Accrued pension cost                                        56,528       69,660
Other noncurrent liabilities                               101,776      117,392
   Total noncurrent liabilities                            986,296    1,115,347

Company obligated manditorily redeemable preferred
capital securities of subsidiary trust holding
solely the Company's debentures                            200,000

Minority interests                                         169,788      174,055

Shareowners' equity
Preferred stock:
   Authorized--24,000,000 shares (par value $1.00)
   Issued--none
Common stock:
   Authorized--200,000,000 shares (par value $1.25)
   Issued--117,150,593 shares, including shares in
   treasury                                                146,438      146,438
Additional paid-in capital                                 503,346      467,192
Retained earnings                                        1,026,288      760,115
Cost of common stock in treasury (1999--34,626,316
shares; 1998--27,932,506 shares)                        (1,190,894)    (805,802)
Employee stock plans                                       (38,836)     (45,331)
Accumulated other comprehensive income                     (18,962)     (15,048)
   Total shareowners' equity                               427,380      507,564
   Total liabilities and shareowners' equity           $ 2,636,487   $2,587,663

See notes to consolidated financial statements.

Consolidated Statements of Shareowners' Equity
                                                       December 31
 In thousands                                 1999        1998         1997
 Common stock
 Balance at beginning of year            $  146,438  $  146,438   $  146,438
    Balance at end of year                  146,438     146,438      146,438
 Additional paid-in capital
 Balance at beginning of year               467,192     494,646      471,158
 Stock issued under stock option plans       (4,667)     (5,596)      (7,375)
 Stock issued under restricted stock
 awards, net                                  2,530       1,426          (86)
 Additional ESOP shares issued                              308         (139)
 Tax benefit of employee stock plans          7,657       9,994        6,640
 Forward stock purchase contract
 premium                                                              14,592
 Forward stock purchase contract
 amendment                                  (21,298)    (63,782)
 Put option premiums                         44,823      30,196        9,856
 Stock issued in business acquisition         7,109
    Balance at end of year                  503,346     467,192      494,646
 Retained earnings
 Balance at beginning of year               760,115     542,118      423,552
 Net income                                 328,528     280,610      180,290
 Dividends on common stock                  (62,355)    (62,613)     (61,724)
    Balance at end of year                 1,026,288    760,115      542,118
 Treasury stock
 Balance at beginning of year              (805,802)   (508,115)    (405,035)
 Purchase of common stock for treasury     (409,500)   (318,139)    (138,051)
 Stock issued under stock option plans       13,812      18,779       29,309
 Stock issued under restricted stock
 awards, net                                  2,086       1,226        3,212
 Additional ESOP shares issued                              447        2,450
 Stock issued in business acquisition         8,510
    Balance at end of year               (1,190,894)   (805,802)    (508,115)
 Employee stock plans
 Balance at beginning of year               (45,331)    (48,416)     (55,204)
 Stock issued under restricted stock
 awards, net                                   (565)       (445)           7
 ESOP shares allocated                        7,060       3,530        6,781
    Balance at end of year                  (38,836)    (45,331)     (48,416)
 Accumulated other comprehensive income
   Minimum pension liability adjustment
   Balance at beginning of year                                         (107)
   Adjustment for the year                   (4,430)                     107
     Balance at end of year                  (4,430)
   Unrealized losses on securities
   Balance at beginning of year              (4,862)     (3,605)
   Unrealized loss for the year                (671)     (1,257)      (3,605)
     Balance at end of year                  (5,533)     (4,862)      (3,605)
   Foreign currency translation
   Balance at beginning of year             (10,186)     (7,257)      (6,812)
   Translation adjustments                    1,187      (2,929)        (445)
     Balance at end of year                  (8,999)    (10,186)      (7,257)
 Balance at beginning of year               (15,048)    (10,862)      (6,919)
 Total adjustments for the year              (3,914)     (4,186)      (3,943)
         Balance at end of year             (18,962)    (15,048)     (10,862)
         Total shareowners' equity       $  427,380  $  507,564   $  615,809
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income


                                                   Year Ended December 31
In thousands                                   1999         1998         1997
Net income                                 $  328,528   $  280,610   $  180,290
Other comprehensive income items, net of
income taxes
  Unrealized losses on securities                (671)      (1,257)      (3,605)
  Minimum pension liability adjustment         (4,430)                      107
  Foreign currency translation                  1,187       (2,929)        (445)
Total other comprehensive (loss)               (3,914)      (4,186)      (3,943)
  Comprehensive income                     $  324,614   $  276,424   $  176,347

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
                                                   Year Ended December 31
In thousands                                   1999         1998         1997
Operating activities
Net income                                 $  328,528   $  280,610   $  180,290
Adjustments to reconcile net income to
net cash provided by operating
activities:
  Extraordinary item - loss on early
  retirement of debt                                         5,900        3,200
  Minority interest                             7,223        8,275        7,265
  Depreciation                                133,493      135,519      127,497
  Amortization                                 13,900       13,035       10,666
  Deferred income taxes                        18,854        3,242       (7,956)
  Changes in working capital items
  exclusive of business acquisitions:
    Accounts receivable                       (19,834)       1,502        4,631
    Inventories                               (17,867)     (28,015)      (5,393)
    Other current assets                      (13,855)     (13,475)       2,281
    Other current liabilities                  20,817       90,697         (822)
  Pension assets and liabilities               (3,506)      10,121       18,124
  Postretirement benefit liability              6,787        6,209        5,952
  Other - net                                 (12,723)      26,258       11,930
  Net cash provided by operating
  activities                                  461,817      539,878      357,665
Investing activities
Capital expenditures                         (147,306)    (161,251)    (229,561)
Investment in securities                      (10,000)                  (10,015)
Business acquisitions, net of cash
acquired                                       (3,551)                 (148,283)
  Total investing activities                 (160,857)    (161,251)    (387,859)
Financing activities
Proceeds from issuance of notes payable        24,845       14,687       60,493
Repayment of notes payable                     (4,702)     (20,880)      (3,142)
Proceeds from issuance of long-term debt       66,174      102,922      133,015
Repayment of long-term debt                  (144,618)     (75,743)    (124,123)
Debt repurchase premiums                                    (5,900)      (3,200)
Stock repurchases                            (409,500)    (318,139)    (138,051)
Forward stock purchase amendment              (21,298)     (63,782)
Stock options exercised and other common
stock transactions                             16,031       22,447       42,452
Put option premiums                            44,823       30,196        9,856
Dividends on common stock                     (62,355)     (62,613)     (61,724)
Dividends on minority interest                (10,929)      (7,924)      (3,519)
Proceeds from sale of LLC member
interest                                                                100,000
Investment by joint venture partner                          6,900       18,975
Issuance of mandatorily redeemable
preferred capital securities                  200,000
  Total financing activities                 (301,529)    (377,829)      31,032
Effect of exchange rates on cash                  742         (147)        (390)
  Increase in cash and cash equivalents           173          651          448
Cash and cash equivalents at beginning
of year                                        28,642       27,991       27,543
Cash and cash equivalents at end of year   $   28,815   $   28,642   $   27,991

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

> Inventories:  Inventories are stated at the lower of cost or market.
Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 77 percent and 80 percent of the Company's inventories at December 31, 1999 and 1998, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method.

> Income Taxes: Income taxes are accounted for using the asset and liability approach in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

> Intangibles: Intangibles principally represent goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired. Goodwill is amortized over 20 to 40 years using the straight-line method and the carrying value is reviewed for impairment annually. If this review indicates that it is probable that the projected future undiscounted cash flows of the acquired assets were less than the carrying value of the goodwill, the Company's carrying value of the goodwill will be reduced.

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

> Financial Instruments: The Company uses foreign exchange forward and option contracts to manage certain foreign currency exchange rate risks associated with its international operations. The outstanding contracts are marked to market each period with the gains and losses included in income.
     The Company has a trading program of interest rate swap contracts outstanding which are marked to market each period with the gains and losses included in income.
     The Company uses interest rate swaps to adjust the proportion of total debt that is subject to variable and fixed interest rates. Payments made or received are recognized as an adjustment to interest expense.
     The Company uses commodity swap agreements for hedging purposes to reduce the effect of changing raw material prices. Gains and losses on the swap agreements are deferred until settlement and recorded as a component of cost of goods sold when settled.
     The Company has forward stock purchase contracts outstanding in its own shares which require a net cash settlement. As such, the contracts are considered assets or liabilities and changes in fair value are recognized in the Company's financial statements each period with the gains and losses included in income.
     The Company also has forward stock purchase contracts outstanding in its own shares which allow the Company to determine the method of settlement. As such, the contracts are considered equity instruments and changes in fair value are not recognized in the Company's financial statements. If the Company determines to settle the contracts in cash, the amount of cash paid or received would be reported as a reduction of, or an addition to, paid-in capital.
     The Company has put option contracts outstanding in its own shares which allow the Company to determine whether the contracts are settled in cash or shares. As such, the contracts are considered equity instruments and changes in fair value are not recognized in the Company's financial statements. The premiums received from the sale of put options are recorded as an addition to paid-in capital. If the Company determines to settle the contracts in cash, the amount of cash paid would be reported as a reduction of paid-in capital.

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

> Earnings Per Common Share: Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options and put options, into common stock.

> Comprehensive Income: Comprehensive Income is calculated in accordance with FASB Statement No. 130, "Reporting Comprehensive Income." Statement 130 requires unrealized losses on the Company s available-for-sale securities, minimum pension liability adjustments and foreign currency translation adjustments to be included in accumulated other comprehensive income as a component of shareowners equity.

> Impact of Recently Issued Accounting Standards: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2001. Statement 133 will require the Company to recognize all derivatives on the consolidated balance sheet at fair value. The Company does not anticipate that the adoption of Statement 133 will have a significant effect on its results of operations or financial position.

Business Acquisitions
Effective January 1, 1999, Maytag acquired all of the outstanding shares of Jade, a manufacturer of commercial ranges, and refrigerators and residential ranges for $19.2 million. In connection with the purchase, Maytag retired debt and incurred transaction costs of $3.6 million and issued 289 thousand shares of Maytag common stock at a value of $15.6 million. The acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $17 million and has been recorded as Other intangibles (goodwill) in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 20 years.
     In the fourth quarter of 1998, Rongshida-Maytag acquired all of the outstanding shares of Three-Gorges, a manufacturer of home laundry products in China. This business produces and markets home laundry equipment and has annual sales of approximately $15 million. In connection with the purchase, Rongshida-Maytag assumed $8 million in notes payable and long-term debt. This acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price (consisting only of assumed notes payable and long-term debt) over the fair values of net assets acquired was approximately $2 million and has been recorded as Other intangibles (goodwill) in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 40 years.
     On October 1, 1997, the Company acquired all of the outstanding shares of G.S. Blodgett Corporation, a manufacturer of commercial ovens, fryers and charbroilers for the food service industry, for $96.4 million. In connection with the purchase, the Company also incurred transaction costs of $4.2 million and retired debt of approximately $53.2 million. As a result, the total cost of the business acquired was $148.3 million, net of cash acquired of $5.5 million. The Company funded this acquisition through cash provided by operating activities and borrowings. This business, which had annual sales of approximately $135 million, produces and markets commercial cooking equipment primarily under the Blodgett and Pitco Frialator brands. This acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $120 million and has been recorded as Other intangibles (goodwill) in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 40 years.

     Consolidated pro forma net sales, income and earnings per share would not have been materially different from the reported amounts for 1999 and 1998.
Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of January 1, 1999 and January 1, 1998, respectively.

Inventories
Inventories consisted of the following:
                                                               December 31
In thousands                                                1999         1998
Raw materials                                           $   66,731   $   69,039
Work in process                                             72,162       66,578
Finished goods                                             335,844      317,331
Supplies                                                     9,615        8,856
Total FIFO cost                                            484,352      461,804
Less excess of FIFO cost over LIFO                          80,232       78,051
     Inventories                                        $  404,120   $  383,753

Income Taxes
Deferred income taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.
  Deferred tax assets and liabilities consisted of the following:
                                                               December 31
In thousands                                                1999         1998
Deferred tax assets (liabilities):
  Property, plant and equipment                         $  (65,088)  $  (63,940)
  Postretirement benefit liability                         178,015      180,349
  Product warranty/liability accruals                       36,381       30,092
  Pensions and other employee benefits                       4,385       20,879
  Advertising and sales promotion accruals                  10,426        9,868
  Interest rate swaps                                        9,023       11,620
  Other - net                                               (8,543)      (4,805)
                                                           164,599      184,063
Less valuation allowance for deferred tax assets            45,357       45,967
     Net deferred tax assets                            $  119,242   $  138,096
Recognized in Consolidated Balance Sheets:
  Deferred tax assets - current                         $   35,484   $   39,014
  Deferred tax assets - noncurrent                         106,600      120,273
  Deferred tax liabilities - noncurrent                    (22,842)     (21,191)
     Net deferred tax assets                            $  119,242   $  138,096

     Components of the provision (benefit) for income taxes consisted of the following:
                                                   Year Ended December 31
In thousands                                   1999         1998         1997
Current provision (benefit):
  Federal                                  $  161,400   $  157,900   $   86,300
  State                                        13,200       21,500       11,200
  Non-United States                            (1,400)        (100)       2,200
                                              173,200      179,300       99,700
Deferred provision (benefit):
  Federal                                      12,800       (2,800)       8,400
  State                                         9,200         (400)       1,700
  Non-United States                              (100)
                                               21,900       (3,200)      10,100
     Provision for income taxes            $  195,100   $  176,100   $  109,800

     The reconciliation of the United States federal statutory tax rate to the Company's effective tax rate consisted of the following:
                                           Year Ended December 31
                                            1999    1998    1997
U.S. statutory rate applied to income
before income taxes, minority interest
and extraordinary item                      35.0%   35.0%   35.0%
Increase (reduction) resulting from:
     Utilization of capital loss
     carryforward                                           (9.6)
     Deferred tax asset valuation
     allowance                                               9.6
     Amortization of goodwill                0.9     0.9     1.1
     Difference due to minority interest    (0.8)   (0.7)   (0.8)
     State income taxes, net of federal
     tax benefit                             2.7     2.9     2.8
     Other - net                            (1.0)   (0.7)   (1.6)
          Effective tax rate                36.8%   37.4%   36.5%

     Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $9 million at December 31, 1999), taxes which would result from distribution have only been provided on the portion of such earnings estimated to be distributed in the future. If such earnings were distributed beyond the amount for which taxes have been provided, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the United States.
     Income taxes paid, net of refunds received, during 1999, 1998 and 1997 were $170 million, $154 million and $107 million, respectively.
     The tax effect of the minimum pension liability adjustment component of comprehensive income was $2.6 million in 1999. The tax effects of the unrealized losses on securities and foreign currency translation adjustment components of comprehensive income were recorded as deferred tax assets with a corresponding valuation allowance. The Company believes the realization of unrealized losses on securities and foreign currency translation adjustments would be classified as capital losses for tax purposes and no capital gain would be available to the Company to utilize the losses.

Notes Payable
Notes payable at December 31, 1999 consisted of notes payable to foreign banks of $55.1 million and commercial paper borrowings of $77.9 million. The weighted average interest rate on all notes payable to foreign banks and commercial paper borrowings was 6.0 percent at December 31, 1999. Notes payable at December 31, 1998 consisted of notes payable to foreign banks of $59.8 million and commercial paper borrowings of $53.1 million. The weighted average interest rate on all notes payable to foreign banks and commercial paper borrowings was 7.0 percent at December 31, 1998.
     The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totalling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which the Company was in compliance with at December 31, 1999.

Long-Term Debt
Long-term debt consisted of the following:
                                                               December 31
In thousands                                                1999         1998
Notes payable with interest payable semiannually:
     Due May 15, 2002 at 9.75%                          $  125,358   $  125,358
     Due July 15, 1999 at 8.875%                                        116,820
Medium-term notes, maturing from 2000 to 2010, from
5.30% to 9.03% with interest payable semiannually          149,230      125,230
Medium-term notes, maturing from 2000 to 2001, with
interest adjusted each quarter based on LIBOR and
payable quarterly                                          185,000      160,000
Employee stock ownership plan notes payable
semiannually through July 2, 2004 at 5.13%                  35,300       42,360
Other                                                       13,349       16,913
                                                           508,237      586,681
Less current portion of long-term debt                     170,473      140,176
     Long-term debt                                     $  337,764   $  446,505

     The $125.4 million of notes payable and $84.2 million of the medium-term notes grant the holders the right to require the Company to repurchase all or any portion of their notes at 100 percent of the principal amount thereof, together with accrued interest, following the occurrence of both a change of Company control and a credit rating decline to below investment grade.
     Interest paid during 1999, 1998 and 1997 was $63.1 million, $64 million and $65.1 million, respectively. When applicable, the Company capitalizes interest incurred on funds used to construct property, plant and equipment. Interest capitalized during 1997 was $4.2 million. Interest capitalized during 1999 and 1998 was not significant.
     The aggregate maturities of long-term debt in each of the next five years and thereafter are as follows (in thousands): 2000--$170,473; 2001--$64,534; 2002--$133,542; 2003--$43,276; 2004--$25,327; thereafter--$71,085.
     In 1999, the Company issued a $24 million medium-term note with a fixed interest rate of 6 percent due January 26, 2009. The Company also entered into an interest rate swap contract to exchange the interest rate payments associated with this medium-term note to variable rate payments based on LIBOR. For additional disclosures regarding the Company's interest rate swap contracts. (See "Financial Instruments" section in the Notes to Consolidated Financial Statements.) The Company also issued a $40 million medium-term note with a floating interest rate based on LIBOR with the interest rate reset quarterly due September 17, 2001. As of December 31, 1999, the floating interest rates based on LIBOR for the $185 million medium-term notes ranged from 6.20 percent to 6.81 percent.
     In 1998, the Company issued a $16 million medium-term note with a fixed interest rate of 5.30 percent due September 29, 2000. The Company also issued a $70 million medium-term note with a floating rate based on LIBOR with the interest rate reset quarterly due May 10, 2000. The Company also issued a $15 million medium-term note with a floating rate based on LIBOR due December 3, 1999.
     In 1998, the Company made early retirements of debt totalling $71.1 million at an after-tax cost of $5.9 million (net of income tax benefit of $3.5 million). Included in this amount was $22.1 million of the 9.75 percent notes due May 15, 2002, $31.7 million of the 8.875 percent notes due July 15, 1999 and $17.3 million of medium-term notes.
     In 1997, the Company issued a $75 million medium-term note maturing in 2009 which has an interest rate based on three month LIBOR through November 1999. In 1999, the Company modified the agreement to establish a maturity date of February 15, 2000 and reset the interest rate to 6.81 percent based on three month LIBOR. The Company has the option to extend the maturity of the note, subject to a reset of the interest rate, for three month terms after February 15, 2000. In 1997, the Company also reissued $49.3 million of 5.13 percent employee stock ownership plan notes.
     In 1997, the Company made early retirements of debt of $61.8 million at an after-tax cost of $3.2 million (net of income tax benefit of $2.0 million). Included in this amount was $12.5 million of the 9.75 percent notes due May 15, 2002 and $49.3 million of 9.35 percent employee stock ownership plan notes.
     The 1998 and 1997 charges for the early retirement of debt have been reflected in the Consolidated Statements of Income as extraordinary items.

Accrued Liabilities
Accrued liabilities consisted of the following:
                                                               December 31
In thousands                                                1999         1998
Warranties                                              $   62,459   $   46,162
Advertising and sales promotion                             51,377       59,036
Other                                                       80,238       71,503
     Accrued liabilities                                $  194,074   $  176,701

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
                                           December 31
In thousands                           1999          1998
Change in projected benefit
obligation:
  Benefit obligation at beginning
  of year                           $ 1,094,284   $   983,705
  Service cost                           27,044        22,223
  Interest cost                          74,406        69,615
  Amendments                             16,442        18,977
  Actuarial loss                         24,013        65,333
  Benefits paid                         (69,918)      (65,362)
  Curtailments/settlements                  116           431
  Other (foreign currency)                  562          (638)
  Benefit obligation at end of year   1,166,949     1,094,284

Change in plan assets:
  Fair value of plan assets at
  beginning of year                     946,615       892,326
  Actual return of plan assets          117,272       106,479
  Employer contribution                  38,529        13,905
  Benefits paid                         (69,918)      (65,362)
  Other (foreign currency)                  599          (733)
  Fair value of plan assets at end
  of year                             1,033,097       946,615

  Funded status of plan                (133,852)     (147,669)
  Unrecognized actuarial loss            53,009        69,915
  Unrecognized prior service cost        87,431        83,460
  Unrecognized transition assets         (5,957)      (11,156)
  Net amount recognized             $       631   $    (5,450)

Amounts recognized in the
Consolidated Balance Sheets
consisted of:
  Prepaid pension cost              $     1,487   $     1,399
  Intangible pension asset               48,668        62,811
  Accrued pension cost                  (56,528)      (69,660)
  Accumulated other comprehensive
  income                                  7,004
  Net pension asset (liability)     $       631   $    (5,450)


     Assumptions used in determining net periodic pension cost for the plans in the United States consisted of the following:
                                                      1999     1998     1997
Discount rates                                        6.75%    7.25%    7.50%
Rates of increase in compensation levels              4.50%    5.00%    5.00%
Expected long-term rate of return on assets           9.50%    9.50%    9.50%

     For the valuation of projected benefit obligation at December 31, 1999 set forth in the table above, and for determining net periodic pension cost in 2000, the discount rate was increased to 7.75 percent and the rate of compensation was increased to 5.25 percent. Assumptions for plans outside the United States are comparable to the above in all periods.
     The actuarial loss in the projected benefit obligation in 1999 was primarily due to changes in assumptions for mortality rates, retirement ages and rates of increases in compensation levels partially offset by the actuarial gain from the increase in the discount rate used for the valuation of the projected benefit obligation at December 31, 1999. The actuarial loss in the projected benefit obligation in 1998 was due primarily to the decrease in the discount rate used for the valuation of the projected benefit obligation at December 31, 1998 partially offset by the change in assumption for the rates of increases in compensation levels.
     The Company amended its pension plans in 1999 and 1998 to include several benefit improvements for plans covering salaried and hourly employees.

     The components of net periodic pension cost consisted of the following:
                                      Year Ended December 31
In thousands                          1999     1998     1997
Components of net periodic pension
cost:
  Service cost                     $ 27,044 $ 22,223 $ 19,628
  Interest cost                      74,406   69,615   66,550
  Expected return on plan assets    (80,513) (74,979) (70,301)
  Amortization of transition assets  (5,214)  (4,798)  (5,097)
  Amortization of prior service
  cost                               12,507   10,059   10,078
  Recognized actuarial loss           4,189      867      794
  Curtailments/settlements              116      936      387
  Net periodic pension cost        $ 32,535 $ 23,923 $ 22,039

     The recognized actuarial loss in 1999 reflects differences between actual experience and actuarial assumptions primarily for rates of compensation increases and retirement ages.
     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,157,410, $1,078,711 and $1,022,275, respectively, as of December 31, 1999, and $1,085,044, $1,006,848 and $937,283,
respectively, as of December 31, 1998.

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
                                           December 31
In thousands                            1999          1998
Change in accumulated benefit
obligation:
  Benefit obligation at beginning
  of year                            $   424,244   $   381,690
  Service cost                            14,390        12,895
  Interest cost                           27,282        26,613
  Actuarial loss (gain)                  (13,837)       25,590
  Benefits paid                          (27,255)      (22,544)
  Benefit obligation at end of year      424,824       424,244

Change in plan assets:
  Fair value of plan assets at
  beginning of year                           --            --
  Employer contribution                   27,255        22,544
  Benefits paid                          (27,255)      (22,544)
  Fair value of plan assets at end
  of year                                     --            --

  Funded status of plan                 (424,824)   (424,244)
  Unrecognized actuarial gain            (40,392)    (26,491)
  Unrecognized prior service cost         (2,170)     (9,864)
  Postretirement benefit liability   $   -467386   $ -460599


     Assumptions used in determining net periodic postretirement benefit cost consisted of the following:
                                                     1999     1998     1997
Health care cost trend rates(1):
     Current year                                     6.00%   6.50%     7.00%
     Decreasing gradually to the year 2001 and
     remaining thereafter                             5.00%   5.00%     5.00%
Discount rates                                        6.75%   7.25%     7.50%

(1) Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

     For the valuation of accumulated benefit obligation at December 31, 1999 set forth in the table above, and for determining net postretirement benefit costs in 2000, the discount rate was increased to 7.75 percent and the health care cost trend rates were assumed to be 5.5 percent for 2000 decreasing gradually to 5.0 percent in the year 2001 and remaining thereafter.
     The actuarial gain in the projected benefit obligation in 1999 was primarily due to the increase in the discount rate used for the valuation of the projected benefit obligation at December 31, 1999. The actuarial loss in the projected benefit obligation in 1998 was primarily due to the decrease in the discount rate used for the valuation of the projected benefit obligation at December 31, 1998.
     The components of net periodic postretirement cost consisted of the following:
                                      Year Ended December 31
In thousands                          1999     1998     1997
Components of net periodic
postretirement cost:
     Service cost                  $ 14,390 $ 12,895 $ 12,491
     Interest cost                   27,282   26,613   26,588
     Amortization of prior service
     cost                            (7,629)  (8,975) (10,168)
     Recognized actuarial gain                (1,780)  (1,550)
     Net periodic postretirement   $ 34,043 $ 28,753 $ 27,361
     cost

          The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage change in assumed health care cost trend rates effect consisted of the following:

                         1-Percentage- 1-Percentage-
                             Point         Point
In thousands                Increase      Decrease
Effect on total of
postretirement service
and interest cost
components                 $     6,531        (5,687)
Effect on postretirement
benefit obligation              47,070       (42,355)

Leases
The Company leases buildings, machinery, equipment and automobiles under operating leases. Rental expense for operating leases amounted to $25.8 million, $25.9 million and $23.3 million for 1999, 1998 and 1997, respectively.
          Future minimum lease payments for operating leases as of December 31, 1999 consisted of the following:
Year Ending                                                     In thousands
2000                                                          $       14,407
2001                                                                  10,592
2002                                                                   8,524
2003                                                                   7,669
2004                                                                   4,314
Thereafter                                                            10,875
     Total minimum lease payments                             $       56,381

Financial Instruments
The Company uses foreign exchange forward and option contracts to manage certain foreign exchange exposure to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. The counterparties to the contracts are high credit quality international financial institutions. During 1999, 1998 and 1997, the Company used foreign exchange forward and option contracts for the exchange of Canadian dollars to U.S. dollars to hedge the sale of appliances manufactured in the U.S. and sold to Canadian customers. Gains and losses recognized from these contracts were not significant. As of December 31, 1999 and 1998, the Company had open foreign currency forward contracts for the exchange of Canadian dollars, all having maturities less than twelve months, in the amount of U.S. $68.4 million and U.S. $70.4 million, respectively.
     In 1999, the Company entered into commodity swap agreements for hedging purposes to reduce the effect of changing raw material prices. Gains and losses on the swap agreements are deferred until settlement and recorded as a component of cost of goods sold when settled. The notional amounts of the commodity swap agreements are based on anticipated raw material purchases and expire during 2000 and 2001. Gains and losses recognized from these contracts were not significant.
     The Company has a trading program of interest rate swaps which it marks to market each period. The swap transactions involve the exchange of Canadian variable interest and fixed interest rate instruments. The counterparty is a single financial institution of the highest credit quality. All swaps are executed under an International Swap and Derivatives Association, Inc. (ISDA) master netting agreement. The Company had five swap transactions outstanding which mature by 2003 with a total notional amount of $74.1 million as of December 31, 1999 and 80.1 million as of December 31, 1998. The fair value of the swap positions of $23.7 million at December 31, 1999 and $29.7 million at December 31, 1998 is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets. The value of these individual swaps is dependent upon movements in the Canadian and U.S. interest rates. As the portfolio of interest rate swaps outstanding at December 31, 1999 is configured, there would be no measurable impact on the net market value of the swap transactions outstanding with any future changes in interest rates. In 1999, 1998 and 1997 the Company incurred $7.5 million, $7.5 million and $7.6 million, respectively of net interest expense in payment on the exchange position of these swap transactions. Additionally, in 1999, 1998 and 1997 the Company recognized mark to market gains of $6 million, $5.6 million and $5.4 million, repectively which are reflected in Other-net in the Consolidated Statements of Income.
     In 1999, the Company entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount. At December 31, 1999, the Company had outstanding interest rate swap agreements with notional amounts totalling $124 million. Under these agreements, the Company receives weighted average fixed interest rates of 6.24 percent and pays floating interest rates based on three month LIBOR rates, or a weighted average interest rate of 6.05 percent, as of December 31, 1999. The net interest expense associated with the interest rate swap contracts was not significant.
     Financial instruments which subject the Company to concentrations of credit risk primarily consist of accounts receivable from customers. The majority of the Company s sales are derived from the home appliances segment which sells predominantly to retailers. These retail customers range from major national retailers to independent retail dealers and distributors. In some instances, the Company retains a security interest in the product sold to customers. In addition, the Company insures a certain portion of the accounts receivable. While the Company has experienced losses in collection of accounts receivables due to business failures in the retail environment, the assessed credit risk for existing accounts receivable is provided for in the allowance for doubtful accounts.
     The Company used various assumptions and methods in estimating fair value disclosures for financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable and notes payable approximated their fair value due to the short maturity of these instruments. The fair values of long-term debt were estimated based on quoted market prices, if available, or quoted market prices of comparable instruments. The fair values of interest rate swaps, foreign currency contracts, commodity swaps, forward stock purchase contracts and put option contracts were estimated based on amounts the Company would pay to terminate the contracts at the reporting date.
     The carrying amounts and fair values of the Company's financial instruments, consisted of the following:
                              December 31, 1999         December 31, 1998
                            Carrying       Fair       Carrying        Fair
In thousands                 Amount       Value        Amount        Value
Cash and cash equivalents $    28,815   $    28,815  $     28,642  $    28,642
Accounts receivable           494,747       494,747       472,979      472,979
Notes payable                (133,041)     (133,041)     (112,898)    (112,898)
Long-term debt               (508,237)     (516,942)     (586,681)    (620,230)
Interest rate swaps -
trading                       (23,692)      (23,692)      (29,665)     (29,665)
Interest rate swaps -
non-trading                                  (1,337)
Foreign currency contracts       (483)         (483)          305          305
Commodity swap contracts                      2,432
Forward stock purchase
contracts (Company
settlement choice)                           (9,595)                   (64,520)
Forward stock purchase
contracts (Net cash
settlement)                     2,570         2,570
Put option contracts                        (80,845)                    (4,054)

     For additional disclosures regarding the Company's notes payable, see Notes Payable section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's long-term debt, see Long-Term Debt section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's forward stock purchase contracts and put option contracts, see Shareowners' Equity section in the Notes to Consolidated Financial Statements.

Company Obligated Manditorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Debentures and Minority Interest

In the third and fourth quarters of 1999, Maytag together with two newly established business trusts, issued units comprised of (a) a preferred security of each Maytag Trusts which provides for a 6.85 and 6.3 percent per annum distribution, respectively and (b) a purchase contract requiring the unitholder to purchase shares of Maytag common stock from Maytag on November 15, 2002 and June 30, 2002, respectively. An outside investor purchased the units for a noncontrolling interest in the Maytag Trusts in the aggregate for $200 million. The Maytag Trusts used the proceeds from the sale of the units, in addition to $6 million aggregate capital contributions from Maytag, to purchase $103 million of 6.85 percent Maytag debentures due November 15, 2004 and $103 million of 6.3 percent Maytag debentures due June 30, 2004. The terms of the debentures parallel the terms of the preferred securities issued by the Maytag Trusts. The applicable distribution rate on the preferred securities of the Maytag Trusts that remain outstanding after November 15, 2002 and June 30, 2002, respectively, will be reset to reflect changes in the market for such securities. Under the purchase contracts, Maytag will pay the holder contract adjustment payments at a rate of 4.265 percent and 3.359 percent of the stated amount of units per annum, respectively. Under the purchase contract Maytag will issue shares of Maytag common stock for a total purchase price of $200 million. The maximum number of shares Maytag will be required to deliver to the holder, for the cumulative purchase price of $200 million is approximately 4.4 million shares, reflecting a minimum issuance price of $45 per share. If the share price is above $45 per share at the time of settlement, Maytag will issue fewer shares in exchange for the purchase price of $200 million. The Company s objective in this transaction is to raise low-cost, equity funds. For financial reporting purposes, the results of the trusts (other than those which are eliminated in consolidation) are included in the Company's consolidated financial statements. The outside investor s noncontrolling interest in the Maytag Trust of $200 million is reflected in "Company obligated manditorily redeemable preferred capital securities of subsidiary trust holding solely the Company's debentures" in the Consolidated Balance Sheets. The income attributable to such noncontrolling interest is reflected in Minority Interest in the Consolidated Statements of Income.
     In the third quarter of 1997, the Company and a wholly-owned subsidiary of the Company contributed intellectual property and know-how with an appraised value of $100 million and other assets with a market value of $54 million to Anvil Technologies LLC ("LLC"), a newly formed Delaware limited liability company. An outside investor purchased from the Company a noncontrolling, member interest in the LLC for $100 million. The Company's objective in this transaction was to raise low-cost, equity funds. For financial reporting purposes, the results of the LLC (other than those which are eliminated in consolidation) are included in the Company's consolidated financial statements.
     In 1996, the Company invested approximately $35 million and committed additional cash investments of approximately $35 million to acquire a 50.5 percent ownership in Rongshida-Maytag, a manufacturer of home appliances in China. The Company's joint venture partner also committed additional cash investments of approximately $35 million, of which $7 million, $19 million and

$9 million were contributed in 1998, 1997 and 1996, respectively. The results of this majority-owned joint venture in China are included in the Company's consolidated financial statements.
     The (income)/loss attributable to the noncontrolling interest reflected in Minority interest in the Consolidated Statements of Income consisted of the following:
                                         Year Ended December 31
In thousands                           1999       1998       1997
  Rongshida-Maytag                 $    4,027 $     (827)$   (3,991)
  Maytag Trusts                        (3,791)
  Anvil Technologies LLC               (7,459)    (7,448)    (3,274)
   Minority interest               $   (7,223)$   (8,275)$   (7,265)

The outside investors' noncontrolling interest reflected in Minority interest in the Consolidated Balance Sheets consisted of the following:
                                     Year Ended December 31
In thousands                            1999         1998
  Rongshida-Maytag                 $     69,742 $     74,035
  Anvil Technologies LLC                100,046      100,020
   Minority interest               $    169,788 $    174,055

Stock Plans
The 1996 Employee Stock Incentive Plan provides that the Company may grant to eligible employees stock options, restricted stock and other incentive awards. Up to 6.5 million shares of common stock may be granted under the plan, of which no more than 2.5 million shares may be granted as restricted stock. The vesting period and terms of stock options granted are established by the Compensation Committee of the Board of Directors. Generally, the options become exercisable three years after the date of grant and have a maximum term of 10 years. There are stock options and restricted stock outstanding that were granted under previous plans with terms similar to the 1996 plan.
     In 1998, the shareowners approved the 1998 Non-Employee Directors' Stock Option Plan which replaced the 1989 Non-Employee Directors Stock Option Plan. The plan authorizes the issuance of up to 500,000 shares of Common stock to the Company's non-employee directors. Stock options under this plan are immediately exercisable upon grant and generally have a maximum term of five years.
     In the event of a change of Company control, all outstanding stock options become immediately exercisable under the above described plans. There were 821,212 and 2,404,563 shares available for future stock grants at December 31, 1999 and 1998, respectively.
     The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees," and recognizes no compensation expense for stock options as the option price under the plan equals the fair market value of the underlying stock at the date of grant. Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model.

     The Company's weighted-average assumptions consisted of the following:
                                                 1999       1998      1997
 Risk-free interest rate                           6.04%      5.08%     5.85%
 Dividend yield                                    1.50%      1.13%     1.75%
 Stock price volatility factor                      0.25       0.25      0.25
 Weighted-average expected life (years)                5          5         5
 Weighted-average fair value of options
 granted                                          $13.31     $13.09     $8.67

     For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options' vesting period. The pro forma effect on net income is not representative of the pro forma effect on net income in future years because grants made in 1996 and later years have an increasing vesting period.
     The Company's pro forma information consisted of the following:
 In thousands except per share data              1999       1998      1997
 Net income - as reported                       $328,528   $280,610  $180,290
 Net income - pro forma                          321,090    275,672   178,159
 Basic earnings per share - as reported             3.80       3.05      1.87
 Diluted earnings per share - as reported           3.66       2.99      1.84
 Basic earnings per share - pro forma               3.71       3.00      1.84
 Diluted earnings per share - pro forma             3.58       2.93      1.82

     Stock option activity consisted of the following:
                                                     Average       Option
                                                      Price        Shares
Outstanding December 31, 1996                      $   17.54     5,396,371
     Granted                                           30.87     1,284,460
     Exercised                                         16.44    (1,424,657)
     Exchanged for SAR                                 16.46        (3,305)
     Canceled or expired                               18.04       (30,230)
Outstanding December 31, 1997                          21.12     5,222,639
     Granted                                           46.39       912,195
     Exercised                                         17.14      (755,083)
     Exchanged for SAR                                 16.83          (520)
     Canceled or expired                               20.91       (75,180)
Outstanding December 31, 1998                          26.03     5,304,051
     Granted                                           46.08     2,043,952
     Exercised                                         19.62      (437,400)
     Exchanged for SAR                                 15.80        (1,440)
     Canceled or expired                               26.27       (71,700)
Outstanding December 31, 1999                      $   32.44     6,837,463
Exercisable options
     December 31, 1997                             $   16.87     2,185,229
     December 31, 1998                                 17.77     1,523,060
     December 31, 1999                                 19.30     2,847,772

     Information with respect to stock options outstanding and stock options exercisable as of December 31, 1999 consisted of the following:
                         Options Outstanding             Options Exercisable
                               Weighted    Weighted                  Weighted
    Range of                    Average     Average                   Average
    Exercise       Number      Remaining   Exercise       Number     Exercise
     Prices     Outstanding      Life        Price     Exercisable     Price
 $10.94-$16.88      463,107           3.5     $15.25      463,107       $15.25
 $17.63-$31.56    3,465,005           6.9      23.11    2,321,665        18.95
 $42.88-$46.34    2,807,634           9.4      45.77
 $51.91-$70.94      101,717           5.9      60.11       63,000        61.87
                  6,837,463                             2,847,772

     Some stock options were granted with stock appreciation rights (SAR) which entitle the employee to surrender the right to receive up to one-half of the shares covered by the option and to receive a cash payment equal to the difference between the stock option price and the market value of the shares being surrendered. Stock options with a SAR outstanding were 41,285 at December 31, 1999, 69,465 at December 31, 1998 and 122,850 at December 31, 1997.
     The Company issues restricted stock and stock units to certain executives that vest over a three-year period based on achievement of pre-established
financial objectives.   Restricted stock is paid out in shares and the stock
units are paid out in cash. Restricted stock shares outstanding at December 31, 1999, 1998 and 1997 were 253,290, 311,960 and 409,634, respectively. Restricted stock units outstanding at December 31, 1999, 1998 and 1997 were 175,016, 217,186 and 289,272, respectively. The expense for the anticipated restricted stock and stock unit payout is amortized over the three-year vesting period and was $8.2 million, $11.8 million and $7.6 million in 1999, 1998 and 1997, respectively. The number of shares of restricted stock issued in 1999 was 54,863 with a fair value at date of grant of $3.4 million. The number of stock units issued in 1999 was 36,578 with a fair value at date of grant of $2.3 million.

Employee Stock Ownership Plan
The Company established an Employee Stock Option Plan (ESOP), and a related trust issued debt and used the proceeds to acquire shares of the Company's stock for future allocation to ESOP participants. ESOP participants generally consist of all U.S. employees except certain groups covered by a collective bargaining agreement. The Company guarantees the ESOP debt and reflects it in the Consolidated Balance Sheets as Long-term debt with a related amount shown in the
Shareowners' equity section as part of Employee stock plans.     Dividends
earned on the allocated and unallocated ESOP shares are used to service the debt. The Company is obligated to make annual contributions to the ESOP trust to the extent the dividends earned on the shares are less than the debt service requirements. As the debt is repaid, shares are released and allocated to plan participants based on the ratio of the current year debt service payment to the total debt service payments over the life of the loan. If the shares released are less than the shares earned by the employees, the Company contributes additional shares to the ESOP trust to meet the shortfall. All shares held by the ESOP trust are considered outstanding for earnings per share computations and dividends earned on the shares are recorded as a reduction of retained earnings.

     The ESOP shares held in trust consisted of the following:
                                                               December 31
                                                         1999            1998
Original shares held in trust:
      Released and allocated                          1,932,055       1,700,757
      Unreleased shares (fair value; 1999--$44,404,224;
      1998--$71,985,029)                                925,088       1,156,386
                                                      2,857,143       2,857,143
Additional shares contributed and allocated             666,295         666,295
Shares withdrawn                                       (597,530)       (514,211)
Total shares held in trust                              2,925,908     3,009,227

The components of the total contribution to the ESOP trust consisted of the following:
                                                 Year Ended December 31
In thousands                                  1999         1998         1997
Debt service requirement                  $     8,963  $     9,325  $     9,831
Dividends earned on ESOP shares                (2,150)      (2,086)      (1,960)
Cash contribution to ESOP trust                 6,813        7,239        7,871
Fair market value of additional shares
contributed                                                      6          726
Total contribution to ESOP trust          $     6,813  $     7,245  $     8,597


     The components of expense recognized by the Company for the ESOP contribution consisted of the following:
                                                 Year Ended December 31
In thousands                                     1999         1998         1997
Contribution classified as interest
expense                                   $     1,903  $     2,265  $     4,636
Contribution classified as compensation
expense                                         4,910        4,980        3,961
Total expense for the ESOP contribution   $     6,813  $     7,245 $      8,597

Shareowners' Equity
The share activity of the Company's common stock consisted of the following:
                                                        December 31
 In thousands                                  1999         1998        1997
 Common stock
 Balance at beginning of period              117,151      117,151     117,151
      Balance at end of period               117,151      117,151     117,151
 Treasury stock
 Balance at beginning of period              (27,933)     (22,465)    (19,106)
 Purchase of common stock for treasury        (7,500)      (6,300)     (5,000)
 Stock issued under stock option plans           448          760       1,374
 Stock issued under restricted stock
 awards, net                                      70           52         151
 Additional ESOP shares issued                                 20         116
 Stock issued in business acquisition            289
      Balance at end of period               (34,626)     (27,933)    (22,465)

     During 1999, Maytag's board of directors authorized the repurchase of up to 20 million additional shares beyond the previous authorizations commencing in 1995 totalling 30.8 million shares. During 1999, Maytag repurchased 7.5 million shares associated with the share repurchase program at a cost of $410 million. As of December 31, 1999, of the 21.2 million shares which may be repurchased under the existing board authorizations, Maytag is contingently obligated to purchase 8.6 million shares under put options contracts, if such options are exercised. (See discussion of these put option contracts below.) In addition, in the fourth quarter of 1999, Maytag entered into forward stock purchase agreements to repurchase three million shares of Maytag stock. (See discussion of these forward contracts below.)
     During the third quarter of 1999, Maytag amended the forward stock purchase agreement entered into during 1997 to repurchase four million shares at a net cost of $21 million. As a result of this amendment, the ultimate settlement cost at the settlement date of August 2002 is approximately $10 million. Maytag previously amended this forward stock purchase agreement during the first quarter of 1998 at a net cost of $64 million. The forward stock purchase contract allows Maytag to determine the method of settlement. Maytag s objective in this transaction is to reduce the average price of repurchased shares.
     In the fourth quarter of 1999, Maytag entered into forward stock purchase agreements to repurchase three million shares of Maytag stock in the first quarter of 2000 at an average price of $48. These forward stock purchase contracts allow the Company to determine the method of settlement. The Company's objective in these contracts is to reduce the average price of repurchased shares. The fair market value of these contracts was not significant as of December 31, 1999.
     In connection with the share repurchase program, the Company sells put options which give the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options on the designated expiration date. The put option contracts allow the Company to determine the method of settlement. The Company's objective in selling put options is to reduce the average price of repurchased shares. In 1999 and 1998, the Company received $45 million and $30 million, respectively, in premium proceeds from the sale of put options. As of December 31, 1999, there were 8.6 million put options outstanding with strike prices ranging from $37.00 to $73.06 (the weighted-average strike price was $53.89). Of the 8.6 million put options outstanding, 3.1 million expire in 2000 with an average strike price of $66, 1.1 million expire in 2001 with an average strike price of $54 and 4.4 million expire in 2002 with an average stike price of $45.
     In the fourth quarter of 1999, Maytag entered into forward stock purchase agreements to repurchase 300 thousand shares of Maytag stock in the first quarter of 2000 and 2001 at an average price of $39. These forward stock purchase contracts require a net cash settlement. The Company's objective in these contracts is to offset the impact of fluctuations in stock-based compensation that result from changes in the market price of Maytag stock. The gains or losses associated with these contracts are recorded in Other-net in the Consolidated Statements of Income.
     Pursuant to a Shareholder Rights Plan approved by the Company in 1998, each share of common stock carries with it one Right. Until exercisable, the Rights will not be transferable apart from the Company's common stock. When exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of preferred stock of the Company at a price of $165. The Rights will only become exercisable if a person or group acquires 20 percent (which may be reduced to not less than 10 percent at the discretion of the board of directors) or more of the Company's common stock. In the event the Company is acquired in a merger or 50 percent or more of its consolidated assets or earnings power are sold, each Right entitles the holder to purchase common stock of either the surviving or acquired company at one-half its market price. The Rights may be redeemed in whole by the Company at a purchase price of $.01 per Right. The preferred shares will be entitled to 100 times the aggregate per share dividend payable on the Company's common stock and to 100 votes on all matters submitted to a vote of shareowners. The Rights expire May 2, 2008.

Supplementary Expense Information
Advertising costs and research and development expenses consisted of the following:
                                                   Year Ended December 31
In thousands                                   1999         1998         1997
Advertising costs                         $   170,037   $  168,483   $  143,334
Research and development expenses              66,430       59,468       50,201

Earnings Per Share
The computation of basic and diluted earnings per share consisted of the following:
                                                   Year Ended December 31
 In thousands except per share data            1999         1998        1997
 Numerator:
 Income before extraordinary item          $ 328,528    $ 286,510   $ 183,490
 Extraordinary item - loss on early
 retirement of debt                                        (5,900)     (3,200)
 Numerator for basic and diluted
 earnings per share - net income           $ 328,528    $ 280,610   $ 180,290
 Denominator:
 Denominator for basic earnings per
 share - weighted-average shares              86,443       91,941      96,565
 Effect of dilutive securities:
 Stock option plans                            1,687        1,731         940
 Restricted stock awards                         170          196         190
 Put options                                     872
 Forward stock purchase contract                 559          105         360
 Potential dilutive common shares              3,288        2,032       1,490
 Denominator for diluted earnings per
 share - adjusted weighted-average
 shares                                       89,731       93,973      98,055

 Basic earnings per share                 $     3.80  $      3.05  $     1.87
 Diluted earnings per share               $     3.66  $      2.99  $     1.84

     For additional disclosures regarding stock option plans and restricted stock awards, see "Stock Plans" section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's put options and forward stock purchase contract, see "Shareowners' Equity" section in the Notes to Consolidated Financial Statements.

Environmental Remediation
The operations of the Company are subject to various federal, state and local laws and regulations intended to protect the environment including regulations related to air and water quality and waste handling and disposal. The Company also has received notices from the U.S. Environmental Protection Agency, state agencies and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to such sites. The Company s ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability and the remediation methods and technology to be used. The Company also has responsibility, subject to specific contractual terms, for environmental claims for assets or businesses which have previously been sold.
     While it is possible the Company s estimated undiscounted obligation of approximately $11 million for future environmental costs may change in the near term, the Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The accrual for environmental liabilities is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets.

Commitments and Contingencies
The Company has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
     At December 31, 1999, the Company has outstanding commitments for capital expenditures of $36 million.

Segment Reporting
The Company has three reportable segments: home appliances, commercial appliances and international appliances. The operations of the Company's home appliances segment manufacture major appliances (laundry products, dishwashers, refrigerators, cooking appliances) and floor care products. These products are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets.
     The operations of the Company's commercial appliances segment manufacture commercial cooking and vending equipment. These products are sold primarily sold to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets.
     The international appliances segment consists of the Company's 50.5 percent owned joint venture in China, Rongshida-Maytag, which manufactures laundry products and refrigerators. These products are primarily sold to department stores and distributors in China.
     The Company's reportable segments are distinguished by the nature of products manufactured and sold and types of customers. The Company's home appliances segment has been further defined based on distinct geographical locations.
     The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant policies except that the Company allocates pension expense associated with its pension plan to each reportable segment while recording the pension assets and liabilities at corporate. In addition, the Company records its federal and state deferred tax assets and liabilities at corporate. Intersegment sales are not significant.

     Financial information for the Company's reportable segments consisted of the following:
                                                   Year Ended December 31
In thousands                                   1999         1998         1997
Net sales
  Home appliances                          $3,706,357   $3,482,842   $3,035,593
  Commercial appliances                       490,916      458,008      249,416
  International appliances                    126,400      128,440      122,902
     Consolidated total                    $4,323,673   $4,069,290   $3,407,911
Operating income
  Home appliances                          $  562,288   $  505,110   $  351,665
  Commercial appliances                        58,209       49,769       19,437
  International appliances                     (3,313)       5,939       11,605
     Total for reportable segments            617,184      560,818      382,707
  Corporate                                   (41,691)     (38,080)     (24,434)
     Consolidated total                    $  575,493   $  522,738   $  358,273
Capital expenditures
  Home appliances                          $  117,765   $  126,019   $  174,622
  Commercial appliances                         6,574        9,044        7,412
  International appliances                      8,961       21,817       32,884
     Total for reportable segments            133,300      156,880      214,918
  Corporate                                    14,006        4,371       14,643
     Consolidated total                    $  147,306   $  161,251   $  229,561
Depreciation and amortization
  Home appliances                          $  124,792   $  129,712   $  125,125
  Commercial appliances                        11,366        9,781        5,666
  International appliances                      9,337        7,533        6,410
     Total for reportable segments            145,495      147,026      137,201
  Corporate                                     1,898        1,528          962
     Consolidated total                    $  147,393   $  148,554   $  138,163
Total assets
  Home appliances                          $1,792,185   $1,736,396   $1,753,109
  Commercial appliances                       272,506      266,750      250,440
  International appliances                    249,581      255,361      220,089
     Total for reportable segments          2,314,272    2,258,507    2,223,638
  Corporate                                   322,215      329,156      290,516
     Consolidated total                    $2,636,487   $2,587,663   $2,514,154

     Corporate assets includes such items as deferred tax assets, intangible pension assets and other assets.
     The reconciliation of segment profit to consolidated income before income taxes and minority interest consisted of the following:
                                                   Year Ended December 31
In thousands                                   1999         1998         1997
Total operating income for reportable
segments                                   $  617,184   $  560,818   $  382,707
Corporate                                     (41,691)     (38,080)     (24,434)
Interest expense                              (59,259)     (62,765)     (58,995)
Other - net                                    14,617       10,912        1,277
     Consolidated income before income
     taxes, minority interest and
     extraordinary item                    $  530,851   $  470,885   $  300,555

     Financial information related to the Company's operations by geographic area consisted of the following:
                                                   Year Ended December 31
In thousands                                   1999         1998         1997
Net sales
  United States                            $3,831,608   $3,601,790   $2,983,574
  China                                       126,400      128,440      122,902
  Other foreign countries                     365,665      339,060      301,435
     Consolidated total                    $4,323,673   $4,069,290   $3,407,911

                                                         December 31
In thousands                                   1999         1998         1997
Long-lived assets
  United States                            $  876,290   $  867,425   $  866,316
  China                                        90,413       90,080       67,964
  Other foreign countries                       9,405        8,089        6,992
     Consolidated total                    $  976,108   $  965,594   $  941,272

     Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment.

Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations consisted of the following:
                                     December  September     June       March
In thousands except per share data      31         30         30          31
1999
  Net sales                        $1,062,966 $1,069,132 $1,085,389  $1,106,186
  Gross profit                        303,954    297,371    322,758     327,337
  Net income                           71,536     81,774     88,202     87,016
     Basic earnings per share            0.86       0.95       1.00        0.98
     Diluted earnings per share          0.82       0.92       0.97        0.95
1998
  Net sales                          $972,003 $1,035,202 $1,021,699  $1,040,386
  Gross profit                        291,791    298,817    287,118     303,901
  Income before extraordinary item     68,816     77,440     67,987      72,267
     Basic earnings per share            0.77       0.85       0.73        0.77
     Diluted earnings per share          0.75       0.84       0.71        0.75
     Net income                        66,416     73,940     67,987      72,267
     Basic earnings per share            0.74       0.82       0.73        0.77
     Diluted earnings per share          0.72       0.80       0.71        0.75

     In the first quarter of 1999, the Company acquired Jade, a manufacturer of commercial ranges and refrigerators and residential ranges. The results of this operation are consolidated in the Company's financial statements beginning January 1, 1999.
     In the third quarter of 1998, the Company made early retirements of debt of $50.5 million at an after-tax cost of $3.5 million. In the fourth quarter of 1998, the Company made early retirements of debt of $20.6 million at an after-tax cost of $2.4 million. These charges for the early retirement of debt have been reflected in the Consolidated Statements of Income as extraordinary items.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning directors and officers on pages 2 through 9 of the Proxy Statement of the Company is incorporated herein by reference. Additional information concerning executive officers of the Company is included under "Executive Officers of the Registrant" included in Part I, Item 4.

Item 11. Executive Compensation.

Information concerning executive compensation on pages 20 through 30 of the Proxy Statement, is incorporated herein by reference; provided that the information contained in the Proxy Statement under the heading "Compensation Committee Report on Executive Compensation" is specifically not incorporated herein by reference. Information concerning director compensation on page 7-8 of the Proxy Statement is incorporated herein by reference, provided that the information contained in the Proxy Statement under the headings "Shareholder Return Performance" and "Other Matters" is specifically not incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 51.

           (3) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 52 through 55.

(b) The Company filed a Form 8-K dated November 18, 1999 that announced the resignation of its Chief Financial Officer and other changes in staff to fill out its senior team.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 52 through 55.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 51.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MAYTAG CORPORATION
                                        (Registrant)

                                        s/s Lloyd D. Ward

                                        Lloyd D. Ward
                                        Chairman and Chief Executive Officer
                                        Director


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


s/s  G. J. Pribanic                    s/s  Steven H. Wood

Gerald J. Pribanic                      Steven H. Wood
Executive Vice President and            Vice President Financial Reporting
Chief Financial Officer                 and Audit and Chief Accounting Officer

s/s  Barbara Allen                      s/s  Howard L. Clark

Barbara R. Allen                        Howard L. Clark, Jr.
Director                                Director

s/s  Lester Crown                       s/s   Wayland R. Hicks

Lester Crown                            Wayland R. Hicks
Director                                Director

s/s  William T. Kerr                    s/s   Bernard G. Rethore

William T. Kerr                         Bernard G. Rethore
Director                                Director

s/s  W. Ann Reynolds                    s/s   Neele E. Stearns

W. Ann Reynolds                         Neele E. Stearns, Jr.
Director                                Director

s/s  Fred G. Steingraber                s/s   Carole J. Uhrich

Fred G. Steingraber                     Carole J. Uhrich
Director                                Director


Date:

                           ANNUAL REPORT ON FORM 10-K

                     Item 14(a)(1), (2) and (3), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                LIST OF EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                          Year Ended December 31, 1999

                               MAYTAG CORPORATION
                                  NEWTON, IOWA

FORM 10-K--ITEM 14(a)(1), (2) AND ITEM 14(d)

MAYTAG CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and supplementary data of Maytag Corporation and subsidiaries are included in Part II, Item 8:

                                                                 Page

    Consolidated Statements of Income--Years Ended
      December 31, 1999, 1998, and 1997 . . . . . . . . . . . . . 20

    Consolidated Balance Sheets--
      December 31, 1999 and 1998  . . . . . . . . . . . . . . . . 21

    Consolidated Statements of Shareowners' Equity--Years Ended
      December 31, 1999, 1998 and 1997  . . . . . . . . . . . . . 23

    Consolidated Statements of Comprehensive Income--
      December 31, 1999, 1998 and 1997  . . . . . . . . . . . . . 24

    Consolidated Statements of Cash Flows--Years Ended
      December 31, 1999, 1998 and 1997  . . . . . . . . . . . . . 25

    Notes to Consolidated Financial Statements  . . . . . . . . . 26

    Quarterly Results of Operations--Years 1999 and 1998  . . . . 48

The following consolidated financial statement schedule of Maytag Corporation and subsidiaries is included in Item 14(d):

     Schedule II    Valuation and Qualifying Accounts . . . . . . 56

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

  3(e)   By-Laws of Registrant, as amended through 1998 Annual
         November 12, 1998.                        Report on
                                                   Form 10-K

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

  4(g) U.S. $400,000,000 Credit Agreement Dated 1995 Annual as of July 28, 1996 among Registrant, the Report on banks Party Hereto and Bank of Montreal, Form 10-K
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.

  4(h) Second Amendment to Credit Agreement Dated1996 Annual as of July 1, 1996 among Registrant, the Report on banks Party Hereto and Bank of Montreal, Form 10-K
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.

  4(i) Third Amendment to Credit Agreement Dated 1997 Annual as of June 10, 1997 among Registrant, the Report on banks Party Hereto and Bank of Montreal, Form 10-K
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.

  4(j)   Fourth Amendment to Credit Agreement Dated
         as of April 26, 1999 among Registrant, the
         banks Party Hereto and Bank of Montreal,                     X
         Chicago Branch as Agent and Royal Bank of
         Canada as Co-Agent.

  4(k) Copies of instruments defining the rights of holders of long-term debt not required to be filed herewith or incorporated herein by reference will be furnished to the Commission upon request.

 10(a)   Annual Management Incentive Plan, as      1990 Annual
         amended through December 21, 1990 (1).    Report on
                                                   Form 10-K

                                                    Incorporated  Filed with
 Exhibit                                             Herein by    Electronic
  Number           Description of Document          Reference to  Submission
 10(b)   Change of Control Agreements (1).                            X

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

 10(m)   Directors Retirement Plan (1).            Amendment No.
                                                   1 on Form 8
                                                   dated April
                                                   5, 1990 to
                                                   1989 Annual
                                                   Report on
                                                   Form 10-K.

 10(n)   1998 Non-Employee Directors' Stock Option Exhibit A to
         Plan (1).                                 Registrant's
                                                   Proxy
                                                   Statement
                                                   dated April
                                                   2, 1998.

 12      Ratio of Earnings to Fixed Charges.                          X

 21      List of Subsidiaries of the Registrant.                      X

 23      Consent of Ernst & Young LLP.                                X

 27      Financial Data Schedule - Twelve Months                      X
         Ended December 31, 1999.

                                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                            Maytag Corporation
                                           Thousands of Dollars




               COL. A                COL. B                 COL. C                COL. D         COL. E
                                                          ADDITIONS
            DESCRIPTION            Balance at                                  Deductions--  Balance at End
                                    Beginning      Charged to     Charged to    Describe       of Period
                                    of Period      Costs and        Other
                                                   Expenses      Accounts--
                                                                  Describe
   Year ended December 31, 1999:
       Allowance for doubtful        $ 22,305    $   6,075                   $   6,163 (1)     $  22,327
         accounts receivable                                                       (35)(2)
                                                                                   (75)(3)
                                     $ 22,305    $   6,075                   $   6,053         $  22,327

   Year ended December 31, 1998:
       Allowance for doubtful        $ 36,386    $  14,807                   $  29,743 (1)     $  22,305
         accounts receivable                                                        73 (2)
                                                                                  (928)(4)
                                     $ 36,386    $  14,807                   $  28,888         $  22,305

   Year ended December 31, 1997:
       Allowance for doubtful        $ 13,790    $  26,212 (5)               $   3,903 (1)(5)  $  36,386
         accounts receivable                                                         1 (2)
                                                                                  (288)(6)
                                     $ 13,790    $  26,212                   $   3,616         $  36,386


Note 1 - Uncollectible accounts written off
Note 2 - Effect of foreign currency translation
Note 3 - Resulting from acquisition of Jade effective January 1, 1999.
Note 4 - Resulting from acquisition of Three Gorges in the fourth quarter of 1998.
Note 5 - These amounts have been reclassified to conform to 1998 presentation.
Note 6 - Resulting from acquisition of G.S. Blodgett Corporation in October 1997.