Form 10-Q
period 2000-03-31
MAYTAG CORP
filed 2000-05-10
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000


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


The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000:


                   Common Stock, $1.25 par value - 78,385,503

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                          Quarter Ended March 31, 2000


                                    I N D E X



          Page
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income..........................3

          Consolidated Balance Sheets................................4

          Consolidated Statements of Cash Flows......................6

          Notes to Consolidated Financial Statements.................7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................10

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk......................................................14

PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..........................15

          Signatures................................................16

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MAYTAG CORPORATION
                    Consolidated Statements of Income


                                                    Three Months Ended
                                                         March 31
In thousands except per share data                    2000         1999
Net sales                                         $1,095,493   $1,106,186
Cost of sales                                        781,545      778,849
     Gross profit                                    313,948      327,337
Selling, general and administrative expenses         170,913      173,845
     Operating income                                143,035      153,492
Interest expense                                     (15,090)     (15,379)
Other - net                                           (1,370)         565
     Income before income taxes and minority
     interest                                        126,575      138,678
Income taxes                                          46,200       52,004
     Income before minority interest                  80,375       86,674
Minority interest                                     (4,452)         342
     Net income                                   $   75,923   $   87,016


Basic earnings per common share:
     Net income                                   $     0.95   $     0.98

Diluted earnings per common share:
     Net income                                   $     0.89   $     0.95


Dividends per common share                        $     0.18   $     0.18


See notes to consolidated financial statements.

                              MAYTAG CORPORATION
                         Consolidated Balance Sheets

                                                  March 31      December 31
 In thousands except share data                     2000            1999
 Assets

 Current assets
 Cash and cash equivalents                    $      20,090   $      28,815
 Accounts receivable                                613,622         494,747
 Inventories                                        425,198         404,120
 Deferred income taxes                               35,482          35,484
 Other current assets                                37,945          58,350
      Total current assets                        1,132,337       1,021,516


 Noncurrent assets
 Deferred income taxes                              112,600         106,600
 Prepaid pension cost                                 1,513           1,487
 Intangible pension asset                            48,668          48,668
 Other intangibles                                  423,547         427,212
 Other noncurrent assets                             54,970          54,896
      Total noncurrent assets                       641,298         638,863

 Property, plant and equipment
 Property, plant and equipment                    2,104,675       2,065,850
 Less allowance for depreciation                  1,127,844       1,089,742
      Total property, plant and equipment           976,831         976,108
      Total assets                            $   2,750,466   $   2,636,487

 See notes to consolidated financial statements.

                             MAYTAG CORPORATION
                  Consolidated Balance Sheets - Continued

                                                 March 31      December 31
 In thousands except share data                    2000            1999
 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                               $     182,472   $     133,041
 Accounts payable                                  270,751         277,780
 Compensation to employees                          63,216          77,655
 Accrued liabilities                               208,544         194,074
 Income taxes payable                               42,328
 Current portion of long-term debt                 170,335         170,473
      Total current liabilities                    937,646         853,023

 Noncurrent liabilities
 Deferred income taxes                              20,255          22,842
 Long-term debt, less current portion              509,033         337,764
 Postretirement benefit liability                  471,228         467,386
 Accrued pension cost                               66,464          56,528
 Other noncurrent liabilities                       98,833         101,776
      Total noncurrent liabilities               1,165,813         986,296

 Company obligated mandatorily redeemable
 preferred capital securities of
 subsidiary trust holding solely the
 Company's debentures                              200,000         200,000

 Minority interests                                169,404         169,788


 Shareowners' equity
 Preferred stock:
      Authorized - 24,000,000 shares
      (par value $1.00)
      Issued - none
 Common stock:
      Authorized - 200,000,000 shares
      (par value $1.25)
      Issued - 117,150,593 shares,
      including shares in treasury                 146,438         146,438
 Additional paid-in capital                        493,516         503,346
 Retained earnings                               1,087,894       1,026,288
 Cost of Common stock in treasury
 (2000 - 38,768,351 shares;
 1999 - 34,626,316 shares)                      (1,395,899)     (1,190,894)
 Employee stock plans                              (34,407)        (38,836)
 Accumulated other comprehensive income            (19,939)        (18,962)
      Total shareowners' equity                    277,603         427,380
      Total liabilities and shareowners'
      equity                                 $   2,750,466   $   2,636,487

 See notes to consolidated financial statements.

                             MAYTAG CORPORATION
                   Consolidated Statements of Cash Flows


                                                       Three Months Ended
                                                            March 31
In thousands                                           2000         1999
Operating activities
Net income                                         $   75,923   $   87,016
Adjustments to reconcile net income to net cash
provided by operating activities:
     Minority interest                                  4,452         (342)
     Depreciation                                      36,786       34,296
     Amortization                                       3,665        3,494
     Deferred income taxes                             (8,585)      (3,623)
     Changes in working capital items exclusive
     of business acquisitions:
               Accounts receivable                   (118,874)     (96,755)
               Inventories                            (21,079)     (27,764)
               Other current assets                    20,405       12,924
               Other current liabilities               43,801       29,407
Pension assets and liabilities                          9,909        6,369
Postretirement benefit liability                        3,842        2,987
Other - net                                            (4,603)      (5,497)
     Net cash provided by operating activities         45,642       42,512

Investing activities
Capital expenditures                                  (36,878)     (32,180)
Business acquisitions                                               (3,551)
     Total investing activities                       (36,878)     (35,731)

Financing activities
Proceeds from issuance of notes payable                50,277       52,392
Repayment of notes payable                               (846)          (9)
Proceeds from issuance of long-term debt              175,000       24,000
Repayment of long-term debt                            (3,870)      (6,089)
Stock repurchases                                    (208,723)     (73,852)
Forward stock purchase amendment                       (9,595)
Stock options exercised and other common stock
transactions                                             (477)      15,572
Dividends on common stock                             (14,317)     (16,035)
Dividends on minority interest                         (4,918)      (1,853)
     Total financing activities                       (17,469)      (5,874)
Effect of exchange rates on cash                          (20)         392
     Increase in cash and cash equivalents             (8,725)       1,299
Cash and cash equivalents at beginning of period       28,815       28,642
     Cash and cash equivalents at end of period    $   20,090   $   29,941

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2000


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that are expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1999.

NOTE B--COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax, for the first quarter of 2000 and 1999 are as follows:
                                                    Three Months Ended
                                                         March 31
 In thousands                                      2000            1999
 Net income                                  $      75,923   $      87,016
 Unrealized gains (losses) on securities            (1,023)            423
 Foreign currency translation                           46             626
 Comprehensive income                        $      74,946   $      88,065

The components of accumulated other comprehensive income, net of related tax are as follows:
                                                 March 31      December 31
 In thousands                                      2000            1999
 Minimum pension liability adjustment        $      (4,430)  $      (4,430)
 Unrealized losses on securities                    (6,556)         (5,533)
 Foreign currency translation                       (8,953)         (8,999)
 Accumulated other comprehensive income      $     (19,939)  $     (18,962)

NOTE C--INVENTORIES

Inventories consisted of the following:
                                                March 31       December 31
 In thousands                                     2000             1999
 Raw materials                             $       66,641   $       66,731
 Work in process                                   70,688           72,162
 Finished products                                360,293          335,844
 Supplies                                           7,905            9,615
 Total FIFO cost                                  505,527          484,352
 Less excess of FIFO cost over LIFO                80,329           80,232
      Inventories                          $      425,198   $      404,120

NOTE D--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                                                          March 31
 In thousands except per share data                 2000             1999
 Numerator for basic and diluted earnings
 per share -- net income                   $       75,923   $       87,016
 Denominator for basic earnings per share
 -- weighted-average shares                        80,151           88,686
 Effect of dilutive securities:
      Stock option plans                              906            1,822
      Restricted stock awards                          92              141
      Put options                                   4,266
      Forward stock purchase contract                                  605
 Potential dilutive common shares                   5,264            2,568
 Denominator for diluted earnings per
 share -- adjusted weighted-average
 shares                                            85,415           91,254
 Basic earnings per share                  $         0.95   $         0.98

 Diluted earnings per share                $         0.89   $         0.95

NOTE E--CONTINGENCIES

Maytag has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation, taxes and other claims which are not considered to be significant in relation to Maytag's consolidated financial position.

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

     Financial information for Maytag's reportable segments consisted of the following:
                                                    Three Months Ended
                                                         March 31
In thousands                                       2000            1999
Net sales
     Home appliances                         $     953,426   $     926,448
     Commercial appliances                         111,135         136,746
     International appliances                       30,932          42,992
          Consolidated total                 $   1,095,493   $   1,106,186
Operating income
     Home appliances                         $     146,009   $     148,366
     Commercial appliances                           7,410          18,033
     International appliances                         (170)         (3,083)
          Total for reportable segments            153,249         163,316
     Corporate                                     (10,214)         (9,824)
          Consolidated total                 $     143,035   $     153,492

                                                 March 31      December 31
In thousands                                       2000            1999
Total assets
     Home appliances                         $   1,893,462   $   1,792,185
     Commercial appliances                         283,173         272,506
     International appliances                      243,289         249,581
          Total for reportable segments          2,419,924       2,314,272
     Corporate                                     330,542         322,215
          Consolidated total                 $   2,750,466   $   2,636,487

     The reconciliation of segment profit to consolidated income before income taxes and minority interest consisted of the following:
                                                    Three Months Ended
                                                         March 31
In thousands                                        2000            1999
Total operating income for reportable
segments                                     $     153,249   $     163,316
Corporate                                          (10,214)         (9,824)
Interest expense                                   (15,090)        (15,379)
Other - net                                         (1,370)            565
     Consolidated income before income
     taxes and minority interest             $     126,575   $     138,678

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 2000 with 1999

Maytag Corporation ("Maytag") has three reportable segments: home appliances, commercial appliances and international appliances. (See discussion and financial information about Maytag's reportable segments in "SEGMENT REPORTING" section of the Notes to Consolidated Financial Statements.)

Net Sales: Consolidated net sales were $1.095 billion in the first quarter of 2000, a decrease of 1 percent compared to the same period in 1999.
     Home appliances net sales, which include major appliances and floor care products, increased 3 percent in the first quarter of 2000 compared to 1999.
The net sales increase was due primarily to increased sales of floor care products and export sales. Industry growth was strong in the first quarter for both major appliances and floor care products. During the second half of the year, Maytag expects revenue growth from the introduction of new products in several categories and through new distribution initiatives.
     Commercial appliances net sales, which include vending and foodservice equipment, decreased 19 percent from the first quarter of 1999. The net sales decrease was due primarily to the expected decrease in vending equipment sales to a single major customer channel as well as a softening in industry demand. The decline in industry demand is expected to continue through the first half of the year and may continue through most of 2000. Maytag expects to introduce new commercial appliances products during the second half of the year.
     Net sales of international appliances, which consists of Maytag's 50.5 percent owned joint venture in China, were down 28 percent in the first quarter of 2000 from the same period in 1999. The sales decrease was attributable to lower laundry sales volume.

Gross Profit: Consolidated gross profit as a percent of sales decreased to 28.7 percent of sales in the first quarter of 2000 from 29.6 percent of sales in the first quarter of 1999. The decrease in gross margin was due primarily to higher warranty and research and development costs. Maytag expects warranty cost to trend downward in the second half of the year and expects the trend in research and development costs to continue as it invests in new product development.
     Maytag expects raw material prices in 2000 to be slightly higher than 1999 levels.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were approximately the same in the first quarter of 2000 compared to 1999 at 15.6 percent of sales and 15.7 percent of sales, respectively.

Operating Income: Consolidated operating income for the first quarter of 2000 decreased 7 percent to $143 million, or 13.1 percent of sales, compared to $153 million, or 13.9 percent of sales, in the same period in 1999.
     Home appliances operating income decreased 2 percent in the first quarter of 2000 compared to 1999. Operating margin for the first quarter of 2000 was
15.3 percent of sales compared to 16 percent of sales in 1999. The decrease in operating margin was due primarily to the decrease in gross profit margins discussed above.
     Commercial appliances operating income decreased 59 percent in the first quarter of 2000 compared to 1999. Operating margin for the first quarter of 2000 was 6.7 percent of sales compared to 13.2 percent of sales in 1999. The decrease in operating margin was due primarily to the decrease in sales discussed above as well as increased research and development spending related to rapid cook product development.
     International appliances reported an operating loss of $0.2 million in the first quarter of 2000 compared to an operating loss of $3 million in the first quarter of 1999. The decrease in operating loss was due to 1999 including special provisions primarily related to uncollectible accounts receivable. The economic environment in China and the Asian region continues to adversely impact the operations of Rongshida-Maytag. Inventory levels of Rongshida-Maytag continue at higher than planned levels.

Interest Expense: Interest expense for the first quarter of 2000 was 2 percent lower than the first quarter of 1999 primarily due to lower interest rates.

Income Taxes: The effective tax rate for the first quarter of 2000 was 36.5 percent, a slight improvement from the 37.5 percent effective tax rate in the first quarter of 1999.

Minority Interest: Minority interest increased by $4.8 million from the first quarter of 1999 primarily because of the financing transactions that established the Maytag Capital Trusts in the second half of 1999. For the first quarter of 2000, minority interest of $4.5 million consisted of the income attributable to the noncontrolling interests of Anvil Technologies LLC of $1.9 million and Maytag Capital Trusts of $3.0 million and the loss attributable to the noncontrolling interest of Rongshida-Maytag of $0.4 million. In the first quarter of 1999, minority interest consisted of the income attributable to the noncontrolling interest of Anvil Technologies LLC of $1.9 million and the loss attributable to the noncontrolling interest of Rongshida-Maytag of $2.2 million.

Net Income: Net income for the first quarter of 2000 was $75.9 million, or $0.89 diluted earnings per share, compared to net income of $87 million, or $0.95 diluted earnings per share in 1999. The decrease in net income was due primarily to the decrease in operating income and increase in minority interest discussed above. The decrease in diluted earnings per share was due to the decrease in net income partially offset by the positive effect of Maytag's share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

Liquidity and Capital Resources

Maytag's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag's cash flows is presented in the Condensed Consolidated Statements of Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities consists primarily of net income adjusted for certain non-cash items, changes in working capital items, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consist primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities increased marginally in the first quarter of 2000 compared to the first quarter of 1999.
     A portion of Maytag's accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag's ongoing operations.

Total Investing Activities: Maytag continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     Capital expenditures in the first quarter of 2000 were $37 million compared to $32 million in the first quarter of 1999. Maytag plans to invest approximately $190 million in capital expenditures in 2000.
     Effective January 1, 1999, Maytag acquired all of the outstanding shares of Jade, a manufacturer of commercial ranges, refrigerators and residential ranges, for approximately $19 million. In connection with the purchase, Maytag retired debt and incurred transaction costs of $3.6 million and issued approximately 290 thousand shares of Maytag common stock at a value of $15.6 million. The acquisition was accounted for as a purchase, and the results of its operation have been included in the consolidated financial statements since the date of acquisition.

Total Financing Activities: Dividend payments on Maytag's common stock in the first quarter of 2000 were $14 million, or $0.18 per share, compared to $16 million, or $0.18 per share in 1999.
     During the first quarter of 2000, Maytag repurchased 4.2 million shares at a cost of $209 million. As of March 31, 2000, there were approximately 17 million shares which may be repurchased under existing board authorizations of which 8 million shares are committed under put options contracts, if such options are exercised. (See discussion of these put option contracts below.) Maytag plans to continue the repurchase of shares over a non-specified period of time.
     During the first quarter of 2000, Maytag settled the forward stock purchase contract associated with four million shares before its maturity date for $9.6 million. Maytag originally entered into the forward stock purchase contract during 1997.
     In connection with the share repurchase program, Maytag sells put options which give the purchaser the right to sell shares of Maytag's common stock to Maytag at specified prices upon exercise of the options. The put option contracts allow Maytag to determine the method of settlement. Maytag's objective in selling put options is to reduce the average price of repurchased shares. As of March 31, 2000, there were 8 million put options outstanding with strike prices ranging from $37.00 to $73.06; the weighted-average strike price was $52.62.
     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag s commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which Maytag was in compliance with at March 31, 2000. In 1999 Maytag filed a shelf registration statement with the Securities and Exchange Commission providing the ability to issue an aggregate of $400 million of debt securities of which $185 million was available as of March 31, 2000. Maytag expects to issue these securities over a non-specified period of time and expects to use the net proceeds from the sale of the securities for general corporate purposes, including the funding of share repurchases (including obligations under forward contracts and put options as discussed above), capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions.
     Maytag explores and may periodically implement arrangements to adjust its obligations under various stock repurchase arrangements, including the arrangements described above.

Market Risks

Maytag is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. To manage certain foreign exchange exposures, Maytag enters into foreign currency forward and option contracts. Maytag s policy is to hedge a portion of its anticipated foreign currency denominated export sales transactions, which are denominated primarily in Canadian dollars, for periods not exceeding twelve months.
     Maytag also is exposed to commodity price risk related to Maytag's purchase of selected commodities used in the manufacture of its products. To reduce the effect of changing raw material prices for select commodities, Maytag has entered into long-term contracts and commodity swap agreements with terms not exceeding two years, to hedge a portion of its anticipated raw material purchases on selected commodities.
     Maytag also is exposed to interest rate risk in the portfolio of Maytag s debt. The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount.
     There have been no material changes in the reported market risks of Maytag since December 31, 1999. See further discussion of these market risks and related financial instruments in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1999.

Contingencies

Maytag has contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in "CONTINGENCIES" section of the Notes to Consolidated Financial Statements.)

Forward-Looking Statements

This Management s Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expects," "intends," "may impact," "plans," "should" or similar terms. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which Maytag competes, including changes in economic conditions in the geographic areas where Maytag s operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the cost and availability of raw materials and purchased components; union labor negotiations; progress on capital projects; the impact of business acquisitions or dispositions; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of Management's Discussion and Analysis.

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                                 March 31, 2000

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     ( 3) By-Laws of Registrant, as revised through February 10, 2000

     (27) Financial Data Schedule - Quarter Ended March 31, 2000

(b)  Reports on Form 8-K

     Maytag filed a Form 8-K dated February 14, 2000 under Item 5, Other Events, confirming its lower first quarter earnings expectations as well as its alliance agreement with SANYO Electric Co., Ltd.

                               MAYTAG CORPORATION
                                   Signatures
                                 March 31, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             MAYTAG CORPORATION


Date: May 10, 2000
                                             Gerald J. Pribanic
                                             Executive Vice President and
                                             Chief Financial Officer



                                             Steven H. Wood
                                             Vice President, Financial
                                             Reporting and Audit and Chief
                                             Accounting Officer