Form 10-Q
period 2000-06-30
MAYTAG CORP
filed 2000-08-09
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000


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


The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000:


                   Common Stock, $1.25 par value - 77,548,021

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                           Quarter Ended June 30, 2000


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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................11

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk......................................................15

PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
          Holders...................................................16

Item 6.   Exhibits and Reports on Form 8-K..........................18

          Signatures................................................19

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MAYTAG CORPORATION
                    Consolidated Statements of Income


                          Three Months Ended        Six Months Ended
                                June 30                  June 30
In thousands except
per share data             2000         1999         2000         1999
Net sales              $1,104,275   $1,085,389   $2,199,768   $2,191,575
Cost of sales             798,302      762,631    1,579,847    1,541,480
  Gross profit            305,973      322,758      619,921      650,095
Selling, general and
administrative
expenses                  163,270      166,011      334,183      339,856
  Operating income        142,703      156,747      285,738      310,239
Interest expense          (18,112)     (15,313)     (33,202)     (30,692)
Other - net                 1,856          704          486        1,269
  Income before
  income taxes and
  minority interest        126,447      142,138      253,022      280,816
Income taxes               46,153       52,600       92,353      104,604
  Income before
  minority interest        80,294       89,538      160,669      176,212
Minority interest          (4,629)      (1,336)      (9,081)        (994)
  Net income           $   75,665   $   88,202   $  151,588   $  175,218



Basic earnings per common share:
  Net income           $      0.97  $      1.00  $      1.92  $      1.98


Diluted earnings per common share:
  Net income           $      0.92  $      0.97  $      1.81  $      1.92


Dividends per common
share                  $      0.18  $      0.18  $      0.36  $      0.36



See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
                        Consolidated Balance Sheets

                                                 June 30       December 31
In thousands except share data                     2000            1999
Assets

Current assets
Cash and cash equivalents                    $       26,227  $       28,815
Accounts receivable                                 609,972         494,747
Inventories                                         459,819         404,120
Deferred income taxes                                35,463          35,484
Other current assets                                 43,081          58,350
     Total current assets                         1,174,562       1,021,516


Noncurrent assets
Deferred income taxes                               119,600         106,600
Prepaid pension cost                                  1,469           1,487
Intangible pension asset                             48,668          48,668
Other intangibles                                   422,104         427,212
Other noncurrent assets                              58,339          54,896
     Total noncurrent assets                        650,180         638,863

Property, plant and equipment
Property, plant and equipment                     2,139,480       2,065,850
Less allowance for depreciation                   1,159,742       1,089,742
     Total property, plant and equipment            979,738         976,108
     Total assets                            $    2,804,480  $    2,636,487

See notes to consolidated financial statements.

                             MAYTAG CORPORATION
                  Consolidated Balance Sheets - Continued

                                                 June 30       December 31
 In thousands except share data                    2000            1999
 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                               $     424,946   $     133,041
 Accounts payable                                  260,482         277,780
 Compensation to employees                          61,369          77,655
 Accrued liabilities                               202,093         194,074
 Current portion of long-term debt                  24,505         170,473
      Total current liabilities                    973,395         853,023

 Noncurrent liabilities
 Deferred income taxes                              20,123          22,842
 Long-term debt, less current portion              511,586         337,764
 Postretirement benefit liability                  475,222         467,386
 Accrued pension cost                               76,353          56,528
 Other noncurrent liabilities                       99,353         101,776
      Total noncurrent liabilities               1,182,637         986,296

 Company obligated mandatorily redeemable
 preferred capital securities of
 subsidiary trust holding solely the
 Company's debentures                              200,000         200,000

 Minority interests                                168,802         169,788


 Shareowners' equity
 Preferred stock:
      Authorized - 24,000,000 shares
      (par value $1.00)
      Issued - none
 Common stock:
      Authorized - 200,000,000 shares
      (par value $1.25)
      Issued - 117,150,593 shares,
      including shares in treasury                 146,438         146,438
 Additional paid-in capital                        491,134         503,346
 Retained earnings                               1,149,587       1,026,288
 Cost of Common stock in treasury
 (2000 - 39,602,572 shares;
 1999 - 34,626,316 shares)                      (1,451,353)     (1,190,894)
 Employee stock plans                              (34,068)        (38,836)
 Accumulated other comprehensive income            (22,092)        (18,962)
      Total shareowners' equity                    279,646         427,380
      Total liabilities and shareowners'
      equity                                 $   2,804,480   $   2,636,487

 See notes to consolidated financial statements.

                             MAYTAG CORPORATION
                   Consolidated Statements of Cash Flows


                                                        Six Months Ended
                                                            June 30
In thousands                                           2000         1999
Operating activities
Net income                                         $  151,588   $  175,218
Adjustments to reconcile net income to net cash
provided by operating activities:
  Minority interest                                     9,081          994
  Depreciation                                         72,498       65,920
  Amortization                                          7,211        6,911
  Deferred income taxes                               (15,698)     (18,272)
  Changes in working capital items exclusive of
  business acquisitions:
          Accounts receivable                        (115,225)     (94,699)
          Inventories                                 (55,699)     (64,062)
          Other current assets                         15,269          237
          Other current liabilities                   (16,462)      21,153
Pension assets and liabilities                         19,843       12,673
Postretirement benefit liability                        7,836        4,389
Other - net                                           (10,573)      (6,458)
  Net cash provided by operating activities            69,669      104,004

Investing activities
Capital expenditures                                  (75,703)     (75,286)
Business acquisitions, net of cash acquired                         (3,551)
Total investing activities                            (75,703)     (78,837)

Financing activities
Proceeds from issuance of notes payable               292,751       26,838
Repayment of notes payable                               (846)      (2,175)
Proceeds from issuance of long-term debt              178,164       24,001
Repayment of long-term debt                          (150,310)     (10,104)
Stock repurchases                                    (266,548)    (172,877)
Forward stock purchase amendment                       (9,595)
Stock options exercised and other common stock
transactions                                             (837)      40,581
Dividends on common stock                             (28,289)     (31,900)
Dividends on minority interests                       (10,094)      (3,975)
Issuance of mandatorily redeemable preferred
capital securities                                                 100,000
Total financing activities                              4,396      (29,611)
Effect of exchange rates on cash                         (950)         519
Decrease in cash and cash equivalents                  (2,588)      (3,925)
Cash and cash equivalents at beginning of period       28,815       28,642
Cash and cash equivalents at end of period         $   26,227   $   24,717

See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for for the six month period ended June 30, 2000 are not necessarily indicative of the results that are expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1999.

NOTE B--COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax, are as follows (in thousands):

 Three Months Ended June 30                        2000            1999
 Net income                                  $      75,665   $      88,202
 Unrealized losses on securities                      (865)           (635)
 Foreign currency translation                       (1,288)            530
 Comprehensive income                        $      73,512   $      88,097


 Six Months Ended June 30                          2000            1999
 Net income                                  $     151,588   $     175,218
 Unrealized losses on securities                    (1,888)           (212)
 Foreign currency translation                       (1,242)          1,156
 Comprehensive income                        $     148,458   $     176,162


The components of accumulated other comprehensive income, net of related tax are as follows:
                                                 June 30       December 31
 In thousands                                      2000            1999
 Minimum pension liability adjustment        $      (4,430)  $      (4,430)
 Unrealized losses on securities                    (7,421)         (5,533)
 Foreign currency translation                      (10,241)         (8,999)
 Accumulated other comprehensive income      $     (22,092)  $     (18,962)

NOTE C--INVENTORIES

Inventories consisted of the following:
                                                June 30        December 31
 In thousands                                     2000             1999
 Raw materials                             $       66,270   $       66,731
 Work in process                                   70,339           72,162
 Finished products                                397,301          335,844
 Supplies                                           6,635            9,615
 Total FIFO cost                                  540,545          484,352
 Less excess of FIFO cost over LIFO                80,726           80,232
      Inventories                          $      459,819   $      404,120


NOTE D--EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:
                           Three Months Ended       Six Months Ended
                                 June 30                 June 30
 In thousands except
 per share data             2000        1999        2000        1999
 Numerator for basic
 and diluted earnings
 per share -- net
 income                $    75,665 $    88,202 $   151,588 $    175,218
 Denominator for basic
 earnings per share --
 weighted-average
 shares                     77,815      87,871      78,983       88,279
 Effect of dilutive
 securities:
   Stock option plans          911       2,000         909        1,911
   Restricted stock
   awards                       66         161          79          151
   Put options               3,370                   3,818
   Forward stock
    purchase contract                      941                      773
 Potential dilutive
 common shares               4,347       3,102       4,806        2,835
 Denominator for
 diluted earnings per
 share -- adjusted
 weighted-average
 shares                     82,162      90,973      83,789       91,114
 Basic earnings per
 share                 $      0.97  $     1.00  $     1.92  $      1.98

 Diluted earnings per
 share                 $      0.92  $     0.97  $     1.81  $      1.92

NOTE E--CONTINGENCIES

Maytag has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation, taxes and other claims which are not considered to be significant in relation to Maytag's consolidated financial position.

NOTE F--SEGMENT REPORTING

Maytag has three reportable segments: home appliances, commercial appliances and international appliances. Maytag's home appliances segment manufactures major appliances (laundry products, dishwashers, refrigerators, cooking appliances) and floor care products. These products are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets.
     Maytag's commercial appliances segment manufactures vending and foodservice equipment. These products are sold primarily to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets.
     The international appliances segment consists of Maytag's 50.5 percent owned joint venture in China, Rongshida-Maytag, which manufactures laundry products and refrigerators. These products are sold primarily to department stores and distributors in China.
     Maytag's reportable segments are distinguished by the nature of products manufactured and sold and types of customers. Maytag's home appliances segment has been further defined based on distinct geographical locations.
     Financial information for Maytag's reportable segments consisted of the following:
                           Three Months Ended         Six Months Ended
                                 June 30                   June 30
In thousands               2000         1999         2000          1999
Net sales
  Home appliances      $  948,838  $   916,662  $ 1,902,264  $   1,843,110
  Commercia
  appliances              125,272      140,499      236,407        277,245
  International
  appliances               30,165       28,228       61,097         71,220
  Consolidated total   $1,104,275  $ 1,085,389  $ 2,199,768  $   2,191,575
Operating income
  Home appliances      $  143,262  $   147,817  $   289,271  $     296,183
  Commercial
  appliances               14,100       18,281       21,510         36,314
  International
  appliances                 (403)         360         (573)        (2,723)
  Total for
  reportable segments     156,959      166,458      310,208        329,774
  Corporate               (14,256)      (9,711)     (24,470)       (19,535)
  Consolidated total   $  142,703  $   156,747  $   285,738  $     310,239

  The reconciliation of segment profit to consolidated income before income taxes and minority interest consisted of the following:

                           Three Months Ended         Six Months Ended
                                 June 30                   June 30
In thousands               2000         1999         2000          1999
Total operating
income for reportable
segments               $  156,959  $   166,458  $   310,208  $     329,774
Corporate                 (14,256)      (9,711)     (24,470)       (19,535)
Interest expense          (18,112)     (15,313)     (33,202)       (30,692)
Other - net                 1,856          704          486          1,269
  Consolidated income
  before income taxes
  and minority
  interest             $  126,447  $   142,138  $   253,022  $     280,816

      Asset information for Maytag's reportable segments consisted of the following:
                                                    June 30    December 31
In thousands                                         2000          1999
Total assets
 Home appliances                                $ 1,927,090  $   1,792,185
 Commercial appliances                              287,301        272,506
 International appliances                           243,074        249,581
 Total for reportable segments                    2,457,465      2,314,272
 Corporate                                          347,015        322,215
 Consolidated total                             $ 2,804,480  $   2,636,487

NOTE G--MINORITY INTEREST

The (income)/loss attributable to the noncontrolling interest reflected in Minority interest in the Consolidated Statements of Income consisted of the following:
                           Three Months Ended         Six Months Ended
                                 June 30                   June 30
In thousands               2000         1999         2000          1999
Rongshida-Maytag       $      614  $       529  $     1,009  $       2,728
Maytag Trusts              (3,368)                   (6,342)
Anvil Technologies         (1,875)      (1,865)      (3,748)        (3,722)
  Minority interest    $   (4,629) $    (1,336) $    (9,081) $        (994)

The outside investors' noncontrolling interest reflected in Minority interest in the Consolidated Balance Sheets consisted of the following:

In thousands                                        June 30    December 31
                                                     2000          1999
Rongshida-Maytag                                $    68,733  $      69,742
Anvil Technologies                                  100,069        100,046
  Minority interest                             $   168,802  $     169,788

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

Net Sales: Consolidated net sales were $1.104 billion in the second quarter of 2000, an increase of 2 percent compared to the same period in 2000. For the first half of 2000, consolidated net sales were essentially flat compared to the first half of 1999.
     Home appliances net sales, which include major appliances and floor care products, increased 4 percent in the second quarter of 2000 compared to 1999. For the first half of 2000, net sales for home appliances increased 3 percent compared to the same period in 1999. The net sales increase was due primarily to increased sales of floor care products with a more modest increase in major
appliances sales.   For the remainder of the year, Maytag expects a challenging competitive environment and a slowing of growth in home appliance industry unit shipments. Maytag expects the introduction of new products and the expansion into new distribution channels to provide opportunities for revenue growth in the second half of 2000.
     Commercial appliances net sales, which include vending and foodservice equipment, decreased 11 percent from the second quarter of 1999. For the first half of 2000, net sales of commercial appliances decreased 15 percent from the same period in 1999. The net sales decrease was due primarily to a softening of industry demand for vending equipment. The decline in industry demand is expected to continue through most of 2000. Maytag expects to introduce new commercial appliances products during the second half of the year.
     Net sales of international appliances, which consists of Maytag's 50.5 percent owned joint venture in China, increased 7 percent in the second quarter of 2000 from the same period in 1999. For the first half of 2000, net sales for international appliances were down 14 percent compared to the prior year. The net sales decrease was attributable to lower unit sales and lower selling prices of home laundry products.

Gross Profit: Consolidated gross profit as a percent of sales decreased to 27.7 percent of sales in the second quarter of 2000 from 29.7 percent of sales in the second quarter of 1999. For the first half of 2000, consolidated gross profit as a percent of sales decreased to 28.2 percent compared to 29.7 percent in 1999. The decrease in gross margin was due primarily to a competitive pricing environment and unfavorable product mix as well as higher warranty, research and development and raw material costs. Maytag expects the trend in research and development costs to continue as it invests in new product development. Maytag expects raw material prices in the second half of 2000 to be slightly higher than 1999 levels.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 14.8 percent of sales in the second quarter of 2000 compared to 15.3 percent of sales in the second quarter of 1999. The decrease in selling, general and administrative expenses during the second quarter was due primarily to savings recognized from cost containment initiatives and lower advertising expenses as a percent of sales partially offset by spending related to new business initiatives. For the first half of 2000, consolidated selling, general and administrative expenses were 15.2 percent of sales compared to 15.5 percent in 1999. The decrease in selling, general and administrative expenses during the first half was due primarily to savings recognized from cost containment initiatives.

Operating Income: Consolidated operating income for the second quarter of 2000 decreased 9 percent to $143 million, or 12.9 percent of sales, compared to $157 million, or 14.4 percent of sales, in the same period in 1999. Consolidated operating income for the first half of 2000 decreased 8 percent to $286 million, or 13 percent of sales, compared to $310 million, or 14.2 percent of sales, in the same period in 1999.
     Home appliances operating income decreased 3 percent in the second quarter of 2000 compared to 1999. Operating margin for the second quarter of 2000 was
15.1 percent of sales compared to 16.1 percent of sales in 1999. Home appliances operating income decreased 2 percent in the first half of 2000 compared to the same period in 1999. Operating margin for the first half of 2000 was 15.2 percent of sales compared to 16.1 percent of sales in 1999. The decrease in operating margin was due primarily to the decrease in gross profit margins partially offset by the decrease in selling, general and administrative expenses as a percent of sales discussed above.
     Commercial appliances operating income decreased 23 percent in the second quarter of 2000 compared to 1999. Operating margin for the second quarter of 2000 was 11.3 percent of sales compared to 13 percent of sales in 1999. Operating income decreased 41 percent in the first half of 2000 compared to 1999. Operating margin for the first half of 2000 was 9.1 percent of sales compared to 13.1 percent of sales in 1999. The decrease in operating margin was due primarily to the decrease in sales discussed above as well as increased research and development expense related to rapid cook product development and startup costs. The decrease in operating margin was partially offset by productivity improvements.
     International appliances reported a $403 thousand operating loss in the second quarter of 2000 down from $360 thousand operating income reported in the second quarter of 1999. International appliances reported an operating loss of $573 thousand in the first half of 2000 an improvement from the $3 million operating loss in the first half of 1999. The decrease in operating income in the second quarter was due to a competitive pricing environment. The decrease in the operating loss in the first half was primarily due to the fact that 1999 included special provisions primarily related to uncollectible accounts receivable. The economic environment in China and the Asian region continued to adversely impact the operations of Rongshida-Maytag. Inventory levels of Rongshida-Maytag continue at higher than planned levels.

Interest Expense: Interest expense for 2000 was 18 percent and 8 percent higher over the second quarter and first half of 1999, respectively, due to higher average borrowings partially offset by lower interest rates.

Income Taxes: The effective tax rate for the second quarter and first half of 2000 was 36.5 percent, a slight improvement from the same periods in 1999.

Minority Interest: Minority interest increased by $3.3 million from the second quarter of 1999 primarily because of the financing transactions that established the Maytag Capital Trusts in the second half of 1999. Minority interest increased by $8.1 million from the first half of 1999 primarily because of the financing transactions that established the Maytag Capital Trusts in the second half of 1999.

Net Income: Net income for the second quarter of 2000 was $76 million, or $0.92 diluted earnings per share, compared to net income of $88 million, or $0.97 diluted earnings per share in 1999. Net income for the first half of 2000 was $152 million, or $1.81 diluted earnings per share, compared to net income of

$175 million, or $1.92 diluted earnings per share in 1999. The decrease in net income was due primarily to the decrease in operating income as well as higher interest expense and minority interest. The decrease in diluted earnings per share was due to the decrease in net income partially offset by the positive effect of Maytag s share repurchase program. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management s Discussion and Analysis.)

Liquidity and Capital Resources

Maytag's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag's cash flows is presented in the Condensed Consolidated Statements of Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities consists primarily of net income adjusted for certain non-cash items, changes in working capital items, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consist primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities decreased due primarily to the decrease in net income and an increase in cash used for working capital in the first half of 2000 compared to 1999.
     A portion of Maytag's accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag's ongoing operations.

Total Investing Activities: Maytag continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     Capital expenditures in the first half of 2000 were flat compared to 1999 at approximately $75 million. Maytag plans to invest approximately $165 million in capital expenditures in 2000.

Total Financing Activities: Dividend payments on Maytag's common stock in the first half of 2000 were $28 million, or $0.36 per share, compared to $32 million, or $0.36 per share in the first half of 1999.
     During the first half of 2000, Maytag repurchased 5.1 million shares at a cost of $267 million. As of June 30, 2000, there were approximately 16 million shares which may be repurchased under existing board authorizations of which 7 million shares are committed to be repurchased under put options contracts, if such options are exercised. (See discussion of these put option contracts below.)
     During the first quarter of 2000, Maytag settled a forward stock purchase contract associated with four million shares before its maturity date for $9.6 million. Maytag originally entered into the forward stock purchase contract during 1997.
     In connection with the share repurchase program, Maytag sells put options which give the purchaser the right to sell shares of Maytag's common stock to Maytag at specified prices upon exercise of the options. The put option contracts allow Maytag to determine the method of settlement. Maytag's objective in selling put options is to reduce the average price of repurchased shares. As of June 30, 2000, there were 7.1 million put options outstanding with strike prices ranging from $37.00 to $73.06; the weighted-average strike price was $51.14. Of the 7.1 million put options outstanding, 1.4 expire in 2000, 1.3 expire in 2001 and 4.4 million expire in 2002.
     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag s commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants with respect to interest coverage and leverage which Maytag was in compliance with at June 30, 2000. Maytag had $370 million of commercial paper outstanding as of June 30, 2000. In 1999 Maytag filed a shelf registration statement with the Securities and Exchange Commission providing the ability to issue an aggregate of $400 million of debt securities of which $185 million was available as of June 30, 2000. Maytag expects to issue these securities over a non-specified period of time and expects to use the net proceeds from the sale of the securities for general corporate purposes, including the funding of share repurchases (including obligations under forward contracts and put options as discussed above), capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions.
     Maytag explores and may periodically implement arrangements to adjust its obligations under various stock repurchase arrangements, including the arrangements described above.

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

                               MAYTAG CORPORATION
               Submission of Matters to a Vote of Security Holders
                                  June 30, 2000

PART II   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company held its Annual Meeting of Shareholders on May 11, 2000.

(c)  The following matters were voted upon at the Annual Meeting of
     Shareholders:

     1. The election of the nominees for the Board of Directors who will serve for a term to expire in different years was voted on by the shareholders. The nominees with term to expire at the 2003 Annual Meeting, all of whom were elected, were Bernard G. Rethore, Neele E. Stearns, Jr., Carole J. Uhrich and Lloyd D. Ward. Lester Crown was nominated and elected with a term to expire in 2002. The Inspectors of Election certified the following vote tabulations.


                                       FOR          WITHHELD     NON-VOTES
           Bernard G. Rethore       66,341,423     2,007,506         0
           Neele E. Stearns, Jr.    66,258,765     2,090,164         0
           Carole J. Uhrich         65,752,648     2,596,281         0
           Lloyd D. Ward            65,826,384     2,522,545         0
           Lester Crown             66,131,558     2,217,371         0


     2. A proposal to select Ernst & Young LLP as independent auditors to audit the financial statements to be included in the Annual Report to Shareholders for 1999 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations.

                    FOR            AGAINST        ABSTAIN      NON-VOTES
                67,499,248         500,771        348,910          0

     3. A proposal to adopt the Maytag Corporation 2000 Employee Stock Incentive Plan.

                    FOR            AGAINST        ABSTAIN       NON-VOTES
                62,871,718        4,796,958       627,970     52,283


     4. A shareholder proposal to recommend to the Board of Directors that it act to provide for the election of the entire Board of Directors each year. The Inspectors of Election certified the following vote tabulations.

                    FOR            AGAINST        ABSTAIN       NON-VOTES
                26,664,470        25,740,622     1,137,443    14,806,394


     5. A shareholder proposal to eliminate super-majority voting provision in the Certificate of Incorporation. The Inspectors of Election certified the following vote tabulations.

                    FOR            AGAINST        ABSTAIN       NON-VOTES
                27,288,979        25,052,487     1,214,507    14,792,956

     6. A shareholder proposal to seek shareholder approval for all present and future executive officer serverance pay agreements.

                    FOR            AGAINST        ABSTAIN       NON-VOTES
                12,796,009        38,915,361     1,811,789    14,825,770

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                                  June 30, 2000

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27) Financial Data Schedule - Quarter Ended June 30, 2000

(b)  Reports on Form 8-K

     Maytag filed a Form 8-K dated April 10, 2000 under Item 5, Other Events, announcing its expansion of distribution of Maytag and Jenn-Air brand products to The Home Depot starting in early May in selected markets.

                               MAYTAG CORPORATION
                                   Signatures
                                  June 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  MAYTAG CORPORATION


Date: August 9, 2000
                                                  Gerald J. Pribanic
                                                  Executive Vice President and
                                                  Chief Financial Officer



                                                  Steven H. Wood
                                                  Vice President, Financial
                                                  Reporting and Audit and Chief
                                                  Accounting Officer