Form 10-Q
period 2000-09-30
MAYTAG CORP
filed 2000-11-14
CIK 63541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000


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


The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000:


                   Common Stock, $1.25 par value - 76,920,317

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 2000


                                    I N D E X



          Page
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Statements of Income............................3

     Consolidated Balance Sheets..................................4

     Consolidated Statements of Cash Flows........................6

     Notes to Consolidated Financial Statements...................7

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.........................11

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk...................................................15

PART II OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.......................16

     Signatures..................................................17

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MAYTAG CORPORATION
                    Consolidated Statements of Income


                          Three Months Ended       Nine Months Ended
                             September 30             September 30
In thousands except
per share data             2000         1999         2000         1999
Net sales              $1,056,429   $1,069,132   $3,256,197   $3,260,707
Cost of sales             780,142      771,761    2,359,989    2,313,241
  Gross profit            276,287      297,371      896,208      947,466
Selling, general and
administrative
expenses                  164,713      157,192      498,896      497,048
Operating income          111,574      140,179      397,312      450,418
Interest expense          (19,006)     (13,986)     (52,208)     (44,678)
Other - net                    28        7,691          514        8,960
  Income before
  income taxes and
  minority interest        92,596      133,884      345,618      414,700
Income taxes               30,797       48,835      123,150      153,439
  Income before
  minority interest        61,799       85,049      222,468      261,261
Minority interest          (2,266)      (3,275)     (11,347)      (4,269)
  Net income           $   59,533   $   81,774   $  211,121   $  256,992



Basic earnings per common share:
     Net income        $      0.77  $      0.95  $      2.70  $      2.93


Diluted earnings per common share:
     Net income        $      0.74  $      0.92  $      2.55  $      2.84


Dividends per common
share                  $      0.18  $      0.18  $      0.54  $      0.54



See notes to condensed consolidated financial statements.

                             MAYTAG CORPORATION
                        Consolidated Balance Sheets

                                               September 30    December 31
In thousands except share data                     2000            1999
Assets

Current assets
Cash and cash equivalents                    $       23,085  $       28,815
Accounts receivable                                 628,705         494,747
Inventories                                         421,493         404,120
Deferred income taxes                                46,341          35,484
Other current assets                                 37,037          58,350
     Total current assets                         1,156,661       1,021,516


Noncurrent assets
Deferred income taxes                               103,600         106,600
Prepaid pension cost                                  1,430           1,487
Intangible pension asset                             48,668          48,668
Other intangibles                                   418,497         427,212
Other noncurrent assets                              61,574          54,896
     Total noncurrent assets                        633,769         638,863

Property, plant and equipment
Property, plant and equipment                     2,172,905       2,065,850
Less allowance for depreciation                   1,192,268       1,089,742
     Total property, plant and equipment            980,637         976,108
     Total assets                            $    2,771,067  $    2,636,487

See notes to consolidated financial statements.

                             MAYTAG CORPORATION
                  Consolidated Balance Sheets - Continued

                                               September 30    December 31
 In thousands except share data                    2000            1999
 Liabilities and Shareowners' Equity

 Current liabilities
 Notes payable                               $     430,395   $     133,041
 Accounts payable                                  268,903         277,780
 Compensation to employees                          67,765          77,655
 Accrued liabilities                               193,905         194,074
 Current portion of long-term debt                  62,507         170,473
      Total current liabilities                  1,023,475         853,023

 Noncurrent liabilities
 Deferred income taxes                              21,423          22,842
 Long-term debt, less current portion              453,934         337,764
 Postretirement benefit liability                  478,203         467,386
 Accrued pension cost                               44,552          56,528
 Other noncurrent liabilities                      100,405         101,776
      Total noncurrent liabilities               1,098,517         986,296

 Company obligated mandatorily redeemable
 preferred capital securities of
 subsidiary trust holding solely the
 Company's debentures                              200,000         200,000

 Minority interests                                165,844         169,788


 Shareowners' equity
 Preferred stock:
      Authorized - 24,000,000 shares
      (par value $1.00)
      Issued - none
 Common stock:
      Authorized - 200,000,000 shares
      (par value $1.25)
      Issued - 117,150,593 shares,
      including shares in treasury                 146,438         146,438
 Additional paid-in capital                        488,403         503,346
 Retained earnings                               1,195,257       1,026,288
 Cost of Common stock in treasury
 (2000 - 40,230,276 shares;
 1999 - 34,626,316 shares)                      (1,493,866)     (1,190,894)
 Employee stock plans                              (29,891)        (38,836)
 Accumulated other comprehensive income            (23,110)        (18,962)
      Total shareowners' equity                    283,231         427,380
      Total liabilities and shareowners'
      equity                                 $   2,771,067   $   2,636,487

 See notes to consolidated financial statements.

                             MAYTAG CORPORATION
                   Consolidated Statements of Cash Flows


                                                       Nine Months Ended
                                                          September 30
In thousands                                           2000         1999
Operating activities
Net income                                         $  211,121   $  256,992
Adjustments to reconcile net income to net cash
provided by operating activities:
     Minority interest                                 11,347        4,269
     Depreciation                                     108,806       99,435
     Amortization                                      10,754       10,405
     Deferred income taxes                             (9,276)         601
     Changes in working capital items exclusive
     of business acquisitions:
          Accounts receivable                        (133,958)    (103,510)
          Inventories                                 (17,373)     (28,842)
          Other current assets                         21,313       14,461
          Other current liabilities                    (5,360)      (3,779)
Pension assets and liabilities                        (11,919)     (13,499)
Postretirement benefit liability                       10,817        5,524
Other - net                                           (10,419)     (10,191)
     Net cash provided by operating activities        185,853      231,866

Investing activities
Investment in securities                                           (19,430)
Capital expenditures                                 (116,010)    (103,902)
Business acquisitions, net of cash acquired                         (3,551)
       Total investing activities                    (116,010)    (126,883)

Financing activities
Proceeds from issuance of notes payable               298,200      193,907
Repayment of notes payable                               (846)      (3,778)
Proceeds from issuance of long-term debt              178,198       66,174
Repayment of long-term debt                          (169,994)    (126,970)
Stock repurchases                                    (311,788)    (314,077)
Forward stock purchase amendment                       (9,595)     (21,298)
Stock options exercised and other common stock
transactions                                           (1,136)      53,807
Dividends on common stock                             (42,152)     (47,479)
Dividends on minority interests                       (15,319)      (7,444)
Issuance of mandatorily redeemable preferred
capital securities                                                 100,000
       Total financing activities                     (74,432)    (107,158)
Effect of exchange rates on cash                       (1,141)         670
Decrease in cash and cash equivalents                  (5,730)      (1,505)
Cash and cash equivalents at beginning of period       28,815       28,642
Cash and cash equivalents at end of period         $   23,085   $   27,137

See notes to condensed consolidated financial statements.

                               MAYTAG CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2000


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that are expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 1999.

NOTE B--COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax, are as follows (in thousands):

 Three Months Ended September 30                     2000            1999
 Net income                                  $      59,533   $      81,774
 Unrealized losses on securities                      (900)         (2,117)
 Foreign currency translation                         (118)           (108)
 Comprehensive income                        $      58,515   $      79,549


 Nine Months Ended September 30                      2000            1999
 Net income                                  $     211,121   $     256,992
 Unrealized losses on securities                    (2,788)         (2,329)
 Foreign currency translation                       (1,360)          1,048
 Comprehensive income                        $     206,973   $     255,711


The components of accumulated other comprehensive income, net of related tax are as follows:
                                                 September 30    December 31
 In thousands                                        2000            1999
 Minimum pension liability adjustment        $      (4,430)  $      (4,430)
 Unrealized losses on securities                    (8,321)         (5,533)
 Foreign currency translation                      (10,359)         (8,999)
 Accumulated other comprehensive income      $     (23,110)  $     (18,962)

NOTE C--INVENTORIES

Inventories consisted of the following:
                                              September 30     December 31
 In thousands                                     2000             1999
 Raw materials                             $        67,260  $       66,731
 Work in process                                    67,122          72,162
 Finished products                                 361,886         335,844
 Supplies                                            6,869           9,615
 Total FIFO cost                                   503,137         484,352
 Less excess of FIFO cost over LIFO                 81,644          80,232
      Inventories                          $       421,493  $      404,120


NOTE D--EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:
                           Three Months Ended       Nine Months Ended
                              September 30            September 30
 In thousands except
 per share data             2000        1999        2000        1999
 Numerator for basic
 and diluted earnings
 per share -- net
 income                $    59,533 $    81,774 $   211,121 $    256,992
 Denominator for basic
 earnings per share --
 weighted-average
 shares                     77,027      86,247      78,331       87,602
 Effect of dilutive
 securities:
    Stock option plans         905       1,743         907        1,839
    Restricted stock
    awards                     109         170          89          157
    Put options              2,609         740       3,415          262
    Forward stock
    purchase contract                      289                      612
 Potential dilutive
 common shares               3,623       2,942       4,411        2,870
 Denominator for
 diluted earnings per
 share -- adjusted
 weighted-average
 shares                     80,650      89,189      82,742       90,472
 Basic earnings per
 share                 $      0.77  $     0.95  $     2.70  $      2.93

 Diluted earnings per
 share                 $      0.74  $     0.92  $     2.55  $      2.84

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
                          Three Months Ended        Nine Months Ended
                              September 30            September 30
In thousands               2000        1999        2000          1999
Net sales
  Home appliances      $  931,283 $   923,726 $ 2,833,547 $    2,766,836
  Commercial
  appliances              105,282     120,589     341,689        397,834
  International
  appliances               19,864      24,817      80,961         96,037
  Consolidated total   $1,056,429 $ 1,069,132 $ 3,256,197 $    3,260,707
Operating income
  Home appliances      $  120,303 $   132,081 $   409,574 $      428,264
  Commercial
  appliances                5,563      15,986      27,073         52,300
  International
  appliances               (5,117)        573      (5,690)        (2,150)
  Total for
  reportable segments     120,749     148,640     430,957        478,414
     Corporate             (9,175)     (8,461)    (33,645)       (27,996)
  Consolidated total   $  111,574 $   140,179 $   397,312 $      450,418

  The reconciliation of segment profit to consolidated income before income taxes and minority interest consisted of the following:

                          Three Months Ended        Nine Months Ended
                              September 30            September 30
In thousands               2000        1999        2000          1999
Total operating
income for reportable
segments               $  120,749 $   148,640     430,957 $      478,414
Corporate                  (9,175)     (8,461)    (33,645)       (27,996)
Interest expense          (19,006)    (13,986)    (52,208)       (44,678)
Other - net                    28       7,691         514          8,960
  Consolidated income
  before income taxes
  and minority
  interest             $   92,596 $   133,884     345,618 $      414,700

      Asset information for Maytag's reportable segments consisted of the following:
                                                  Sept 30    December 31
In thousands                                       2000          1999
Total assets
 Home appliances                              $ 1,905,687 $    1,792,185
  Commercial appliances                           278,429        272,506
  International appliances                        246,331        249,581
  Total for reportable segments                 2,430,447      2,314,272
  Corporate                                       340,620        322,215
  Consolidated total                          $ 2,771,067 $    2,636,487

NOTE G--MINORITY INTEREST

The (income)/loss attributable to the noncontrolling interest reflected in Minority interest in the Consolidated Statements of Income consisted of the following:
                           Three Months Ended         Nine Months Ended
                              September 30              September 30
In thousands               2000         1999         2000          1999
Rongshida-Maytag       $    2,972  $       203  $     3,981  $       2,932
Maytag Trusts              (3,361)      (1,610)      (9,703)        (1,610)
Anvil Technologies         (1,877)      (1,868)      (5,625)        (5,591)
  Minority interest    $   (2,266) $    (3,275) $   (11,347) $      (4,269)

The outside investors' noncontrolling interest reflected in Minority interest in the Consolidated Balance Sheets consisted of the following:

In thousands                                        Sept 30    December 31
                                                     2000          1999
Rongshida-Maytag                                $    65,761  $      69,742
Anvil Technologies                                  100,082        100,046
  Minority interest                             $   165,843  $     169,788

NOTE H--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activites." The Company expects to adopt the new statement effective January 1, 2001. Statement 133 will require the Company to recognize all derivatives on the consolidated balance sheet at fair value. The Company does not anticipate that the adoption of Statement 133 will have a significant effect on its results of operations or financial position.

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

Net Sales: Consolidated net sales were $1.056 billion in the third quarter of 2000, a decrease of 1 percent compared to the same period in 2000. For the first nine months of 2000, consolidated net sales were $3.3 billion and approximately the sames as the first nine months of 1999.
     Home appliances net sales, which include major appliances and floor care products, increased 1 percent in the third quarter of 2000 compared to 1999 due to increased sales of floor care products partially offset by a decrease in major appliances sales as a result of intense price competition and a softening in major appliance industry sales. The disruption in the marketplace as a result of Circuit City's exit from the major appliance and floor care businesses and the closing of numerous Heilig-Meyers stores contributed significantly to the major appliances sales decline. For the first nine months of 2000, net sales for home appliances increased 2 percent compared to the same period in 1999. The net sales increase was due primarily to increased sales of floor care
products and export sales as domestic major appliances were slightly down.   For
the remainder of the year, Maytag expects a challenging competitive environment and a continued softening in major appliance industry unit shipments.
     Commercial appliances net sales, which include vending and foodservice equipment, decreased 13 percent from the third quarter of 1999. For the first nine months of 2000, net sales of commercial appliances decreased 14 percent from the same period in 1999. The net sales decrease was due primarily to a softening of industry demand for vending equipment. The decline in vending industry demand is expected to continue through the remainder of 2000 and into next year.
     Net sales of international appliances, which consists of Maytag's 50.5 percent owned joint venture in China, decreased 20 percent in the third quarter of 2000 from the same period in 1999. For the first nine months of 2000, net sales for international appliances were down 16 percent compared to the prior year. The net sales decrease was attributable to lower unit sales and lower selling prices as a result of competitive conditions.

Gross Profit: Consolidated gross profit as a percent of sales decreased to 26.2 percent of sales in the third quarter of 2000 from 27.8 percent of sales in the third quarter of 1999. The decrease in gross margin was due primarily to the competitive pricing environment, lower sales and production volume and higher research and development and raw material costs. For the first nine months of 2000, consolidated gross profit as a percent of sales decreased to 27.5 percent
compared to 29.1 percent in 1999.    The decrease in gross margin was due
primarily to the competitive pricing environment, lower sales volume and higher warranty, research and development and raw material costs. Maytag expects raw material prices to be slightly higher than 1999 levels for the remainder of the year.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 15.6 percent of sales in the third quarter of 2000 compared to 14.7 percent of sales in the third quarter of 1999. The increase in selling, general and administrative expenses during the third quarter was due primarily to increased advertising and sales promotion expenses and third quarter 1999 reflected lower stock-based compensation. For the first nine months of 2000, consolidated selling, general and administrative expenses were
15.3 percent, which was relatively flat compared to 15.2 percent in 1999.

Operating Income: Consolidated operating income for the third quarter of 2000 decreased 20 percent to $112 million, or 10.6 percent of sales, compared to $140 million, or 13.1 percent of sales, in the same period in 1999. Consolidated operating income for the first nine months of 2000 decreased 12 percent to $397 million, or 12.2 percent of sales, compared to $450 million, or 13.8 percent of sales, in the same period in 1999. The decrease in operating margin was primarily due to the decrease in gross profit margin discussed above.
     Home appliances operating income decreased 9 percent in the third quarter of 2000 compared to 1999. Operating margin for the third quarter of 2000 was
12.9 percent of sales compared to 14.3 percent of sales in 1999. The decrease in operating margin was due primarily to the decrease in gross profit margins and increase in selling, general and administrative expenses as a percent of sales discussed above. Home appliances operating income decreased 4 percent in the first nine months of 2000 compared to the same period in 1999. Operating margin for the first nine months of 2000 was 14.5 percent of sales compared to
15.5 percent of sales in 1999. The decrease in operating margin was due to the decrease in gross profit margins discussed above.
     Commercial appliances operating income decreased 65 percent in the third quarter of 2000 compared to 1999. Operating margin for the third quarter of 2000 was 5.3 percent of sales compared to 13.3 percent of sales in 1999. Operating income decreased 48 percent in the first nine months of 2000 compared to 1999. Operating margin for the first nine months of 2000 was 7.9 percent of sales compared to 13.1 percent of sales in 1999. The decrease in operating margin was due primarily to the decrease in sales discussed above as well as increased research and development expense and startup costs related to rapid cook product development.
     International appliances reported a $5.1 million operating loss in the third quarter of 2000 down from $573 thousand operating income reported in the third quarter of 1999. International appliances reported an operating loss of $5.7 million in the first nine months of 2000 compared to a $2.2 million operating loss in 1999. The first nine months of 1999 included provisions primarily related to uncollectible accounts receivables and losses on inventory. The unfavorable comparison to 1999 was primarily due to the competitive pricing environment. The economic environment in China and the Asian region continued to adversely impact the operations of Rongshida-Maytag.

Interest Expense: Interest expense for 2000 was 36 percent and 17 percent higher over the third quarter and first nine months of 1999, respectively, due to higher average borrowings primarily associated with share repurchases partially offset by lower interest rates.

Income Taxes: The effective tax rate for the third quarter of 2000 was 33.3 percent, a decrease from 36.5 percent for 1999. The effective tax rate for the first nine months of 2000 was 35.6 percent, a decrease from 37.0 percent for 1999. The decrease in the effective tax rate was due to a benefit associated with additional research and development tax credits as well as the benefit from a capital loss carry-forward both recognized in the third quarter of 2000. The Company expects the fourth quarter tax rate to be at approximately the same rate as the third quarter of 2000.

Minority Interest: Minority interest decreased by $1 million from the third quarter of 1999 primarily because of the increased loss for Rongshida-Maytag, partially offset by the financing transactions that established the Maytag Capital Trusts in the second half of 1999. Minority interest increased by $7 million in the first nine months of 2000 compared to 1999 primarily because of the financing transactions that established the Maytag Capital Trusts in the second half of 1999.

Net Income: Net income for the third quarter of 2000 was $60 million, or $0.74 diluted earnings per share, compared to net income of $82 million, or $0.92 diluted earnings per share in 1999. The decrease in net income was due primarily to the decrease in operating income and higher interest expense partially offset by the favorable tax rate discussed above. Net income for the first nine months of 2000 was $211 million, or $2.55 diluted earnings per share, compared to net income of $257 million, or $2.84 diluted earnings per share in 1999. The decrease in net income was due to the decrease in operating income and higher interest and minority interest expense partially offset by the favorable tax rate. The decrease in diluted earnings per share was due to the decrease in net income partially offset by the positive effect of Maytag's share repurchase program. Maytag expects an increase in potential dilutive common shares included in the computation of diluted weighted-average shares outstanding for the fourth quarter of 2000 compared to the third quarter of 2000 due to the potential dilution from the Company's outstanding put options as a result of the decrease in the market price of Maytag stock. (See discussion of the share repurchase program in "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.)

Liquidity and Capital Resources

Maytag's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag's cash flows is presented in the Condensed Consolidated Statements of Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities consists primarily of net income adjusted for certain non-cash items, changes in working capital items, and changes in pension assets and liabilities and postretirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consist primarily of accounts receivable, inventories, other current assets and other current liabilities.
     Net cash provided by operating activities decreased due primarily to the decrease in net income and an increase in cash used for working capital in the first nine months of 2000 compared to 1999.
     A portion of Maytag's accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag's ongoing operations.

Total Investing Activities: Maytag continually invests in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.
     Capital expenditures in the first nine months of 2000 were $116 million compared to $104 million in the first nine months of 1999. Maytag plans to invest approximately $165 million in capital expenditures in 2000.

Total Financing Activities: Dividend payments on Maytag's common stock in the first nine months of 2000 were $42 million, or $0.54 per share, compared to $47 million, or $0.54 per share in the first nine months of 1999.
     During the first nine months of 2000, Maytag repurchased 5.8 million shares at a cost of $312 million. As of September 30, 2000, there were approximately
15.3 million shares which may be repurchased under existing board authorizations of which 6.4 million shares are committed to be repurchased under put options contracts, if such options are exercised. (See discussion of these put option contracts below.)
     During the first quarter of 2000, Maytag settled a forward stock purchase contract associated with four million shares before its maturity date for $9.6 million. Maytag originally entered into the forward stock purchase contract during 1997.
     In connection with the share repurchase program, Maytag sold put options which give the purchaser the right to sell shares of Maytag's common stock to Maytag at specified prices upon exercise of the options. The put option contracts allow Maytag to determine the method of settlement. As of September 30, 2000, there were 6.4 million put options outstanding with strike prices ranging from $37.00 to $73.06; the weighted-average strike price was $49.67. Of the 6.4 million put options outstanding, 0.7 million expire in 2000, 1.3 million expire in 2001 and 4.4 million expire in 2002.
     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants with respect to interest coverage and leverage which Maytag was in compliance with at September 30, 2000. Maytag had $375 million of commercial paper outstanding as of September 30, 2000. In 1999 Maytag filed a shelf registration statement with the Securities and Exchange Commission providing the ability to issue an aggregate of $400 million of debt securities of which $185 million was available as of September 30, 2000. Maytag expects to issue these securities over a non-specified period of time and expects to use the net proceeds from the sale of the securities for general corporate purposes, including the funding of share repurchases (including obligations under forward contracts and put options as discussed above), capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions.
     Maytag explores and may periodically implement arrangements to adjust its obligations under various stock repurchase arrangements, including the arrangements described above.

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

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                               September 30, 2000

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27) Financial Data Schedule - Quarter Ended September 30, 2000

(b)  Reports on Form 8-K

     Maytag filed a Form 8-K dated September 15, 2000 under Item 5, Other Events, stating it announced it expects second half results to be lower than previously anticipated primarily due to major disruptions in the retail marketplace for home appliances.

     Maytag filed a Form 8-K dated November 13, 2000 under Item 5, Other Events, stating it announced that Lloyd D. Ward has resigned as its Chairman, Chief Executive Officer and as a director.

                               MAYTAG CORPORATION
                                   Signatures
                               September 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  MAYTAG CORPORATION


Date: November 14, 2000
                                                  F. G. Wohlschlaeger
                                                  Senior Vice President, General
                                                  Counsel and Secretary and
                                                  Chief Financial Officer



                                                  Steven H. Wood
                                                  Vice President, Financial
                                                  Reporting and Audit and Chief
                                                  Accounting Officer