Form 10-K405
period 2000-12-31
MAYTAG CORP
filed 2001-03-20
CIK 63541

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Fiscal Year Ended December 31, 2000

    or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from _________________ to _________________

                          Commission file number 1-655

                               MAYTAG CORPORATION

A Delaware Corporation        I.R.S. Employer Identification No. 42-0401785

403 West Fourth Street North, Newton, Iowa 50208

Registrant's telephone number, including area code:  641-792-7000

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
    Title of each class                         which registered
    -------------------                     ------------------------
Common Stock, $1.25 par value               New York Stock Exchange
Preferred Stock Purchase Rights             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X   No___
                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on March 1, 2001 was $2,517,801,219. The number of shares outstanding of the registrant's common stock (par value $1.25) as of the close of business on March 1, 2001 was 76,181,580.

                      DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 10, 2001 have been incorporated by reference.

MAYTAG CORPORATION
2000 ANNUAL REPORT ON FORM 10-K CONTENTS

Item                                                                            Page
-------------------------------------------------------------------------------------
PART I:

 1.   Business...............................................................     3
      Business - Home Appliances.............................................     3
      Business - Commercial Appliances.......................................     5
      Business - International Appliances....................................     6
 2.   Properties.............................................................     7
 3.   Legal Proceedings......................................................     7
 4.   Submission of Matters to a Vote of Security Holders....................     7
      Executive Officers of the Registrant...................................     7

PART II:

 5.   Market for the Registrant's Common Equity and Related Stockholder
      Matters................................................................     9
 6.   Selected Financial Data................................................     9
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations..................................................    10
7A.   Quantitative and Qualitative Disclosures About Market Risk.............    16
 8.   Financial Statements and Supplementary Data............................    16
 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...................................................    44

PART III:

10.   Directors and Executive Officers of the Registrant.....................    44
11.   Executive Compensation.................................................    44
12.   Security Ownership of Certain Beneficial Owners and Management.........    44
13.   Certain Relationships and Related Transactions.........................    44

PART IV:

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......    44
      Signatures.............................................................    46

PART I


Item 1. Business.

Maytag Corporation is a leading producer of home and commercial appliances. Its products are sold to customers throughout North America and in international markets. Maytag was organized as a Delaware corporation in 1925.

Maytag is among the top three major appliance companies in the North American market, offering consumers a full line of washers, dryers, dishwashers, refrigerators and ranges distributed through large and small retailers across the U.S. and Canada. Maytag also has a significant presence in the commercial laundry market. Maytag is the market leader in North America floor care products.

In commercial cooking appliances, Maytag owns Blodgett, one of the premier and oldest names in commercial appliances. Blodgett is a leading manufacturer of ovens, fryers, charbroilers and grills for the food service industry, serving customers such as McDonald's, KFC, Pizza Hut, and major hotel and restaurant chains. In 1999, Maytag acquired Jade Range, a leading manufacturer of premium-priced commercial ranges and refrigerators, and commercial-style ranges for the residential market.

Maytag also owns Dixie-Narco, one of the original brand names in the vending machine industry and today the leading manufacturer of soft drink can and bottle vending machines in the United States. Dixie-Narco venders are sold primarily to major soft drink bottlers such as Coca-Cola and Pepsico.

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

The Company operates in three business segments: home appliances, commercial appliances and international appliances. Sales to Sears, Roebuck and Co. represented 11% of 2000 consolidated net sales and 10% of consolidated net sales in 1999 and 1998. Financial and other information relating to these reportable business segments is included in Part II, Item 7, Pages 10-14, and Item 8, Pages 41-43.

HOME APPLIANCES

The home appliances segment represented 87.4 percent of consolidated net sales in 2000.

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

The home appliances market is highly competitive with the two principal major appliances competitors being larger than the Company. The Company is focused on growth through product innovation that supports superior product performance in the Company's premium brands. The Company also uses brand image, product quality, customer service, advertising and warranty as methods of competition.

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8, page 40. Most of the research and development expenditures relate to the home appliances segment.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a significant effect on capital expenditures, earnings or the Company's competitive position.

The Company has been identified as one of a group of potentially responsible parties by state and federal environmental protection agencies in remedial activities related to various "superfund" sites in the United States. The Company presently does not anticipate any significant adverse effect upon the Company's earnings or financial condition arising from resolution of these matters. Additional information regarding environmental remediation is included in Part II, Item 8, Page 41.

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

The number of employees of the Company in the home appliances segment as of December 31, 2000 was 17,163. Approximately 58 percent of these employees are covered by collective bargaining agreements. One collective bargaining agreement is scheduled for negotiation during 2001.

COMMERCIAL APPLIANCES

The commercial appliances segment represented 9.8 percent of consolidated net sales in 2000.

The operations of the Company's commercial appliances segment manufacture commercial cooking and vending equipment. These products are primarily sold to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets. These products are sold primarily under the Dixie-Narco, Blodgett and Pitco Frialator brand names.

Effective January 1, 1999, Maytag acquired all of the outstanding shares of Jade, a manufacturer of commercial ranges, refrigerators and residential ranges for $19.2 million. In connection with the purchase, Maytag retired debt and incurred transaction costs of $3.6 million and issued 289 thousand shares of Maytag common stock at a value of $15.6 million. Additional information regarding this acquisition is included in Part II, Item 8, Page 26.

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

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8, page 40.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a significant effect on capital expenditures, earnings or the Company's competitive position.

The number of employees of the Company in the commercial appliances segment as of December 31, 2000 was 2,319.

INTERNATIONAL APPLIANCES

The international appliances segment represented 2.8 percent of consolidated net sales in 2000.

The international appliances segment consists of the Company's 50.5 percent owned joint venture in China, Rongshida-Maytag, which manufactures and distributes laundry products and refrigerators. These products are primarily sold to department stores and distributors in China under the RSD brand name.

In the fourth quarter of 1998, Rongshida-Maytag acquired all of the outstanding shares of Three-Gorges, a manufacturer of home laundry products in China. In connection with the purchase, Rongshida-Maytag assumed $8 million in notes payable and long-term debt. The operations of Three Gorges have been merged into Rongshida-Maytag. For more information regarding this acquisition, see Part II,
Item 8, page 26.

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

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products, including those for Rongshida-Maytag, are included in Part II, Item 8, page 40.

The number of employees of Rongshida-Maytag as of December 31, 2000 was 5,175.

Item 2.  Properties.

The Company's corporate headquarters are located in Newton, Iowa. Major offices and manufacturing facilities in the United States related to the home appliances segment are located in: Newton, Iowa; Galesburg, Illinois; Cleveland, Tennessee; Jackson, Tennessee; Milan, Tennessee; Herrin, Illinois; North Canton, Ohio; and El Paso, Texas. The Company also has one facility in Mexico.

Major offices and manufacturing facilities in the United States related to the commercial appliances segment are located in: Williston, South Carolina; Burlington, Vermont; and Bow, New Hampshire.

Major offices and manufacturing facilities related to the international appliances segment are located in Hefei and Chongqing, China.

The facilities for the home appliances, commercial appliances and international appliances segments are well maintained, suitably equipped and in good operating condition. The facilities used had sufficient capacity to meet production needs in 2000, and the Company expects that such capacity will be adequate for planned production in 2001. The Company's major capital projects and planned capital expenditures for 2001 are described in Part II, Item 7, Page 14.

The Company also owns or leases sales offices and warehouses in many large metropolitan areas throughout the United States and Canada. Lease commitments are included in Part II, Item 8, Page 33.

Item 3.  Legal Proceedings.

The Company is involved in contractual disputes, environmental, administrative and legal proceedings and investigations of various types. Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, will not have a significant adverse effect on its consolidated financial position. The Company's contingent liabilities are discussed in Part II, Item 8, Page 41.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2000 through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following sets forth the names of all executive officers of the Company as of March 1, 2001, the offices held by them, the year they became an officer of the Company and their ages:

                                                                         First
                                                                        Became
        Name                 Office Held                              an Officer     Age
        ----                 -----------                              ----------     ---
Leonard A. Hadley
(retired 08/31/1999 and      President and Chief Executive
re-elected 11/07/2000)       Officer                                       1979       66

Steven H. Wood               Executive Vice President and Chief            1992       43
                             Financial Officer

William L.Beer
(resigned 8/31/00 and
 re-elected 2/01/01)         President, Maytag Appliances                  1993       48

Keith G. Minton              President, The Hoover Company                 1989       53

Roger K. Scholten            Senior Vice President and General
                             Counsel                                       2000       46

Thomas A. Briatico           President, Dixie-Narco,Inc.                   1985       53

Glenn B. Kelsey              President, G. S. Blodgett
                             Corporation                                   1998       50

Steve J. Klyn                Vice President and Treasurer                  2000       35

Jon O. Nicholas              Senior Vice President, Human
                             Resources                                     1993       61

Thomas P.Schwartz            Vice President, Corporate
                             Communications                                1996       51

Vitas A. Stukas              Vice President and Corporate
                             Controller                                    1989       47


Each of the executive officers has served the Company in various executive or administrative positions for at least the last five years except as noted above and except for:

      Name                     Company/Position                Period
      ----                     ----------------                ------

Glenn B. Kelsey    Oneida Ltd. (manufacturer and marketer
                   of tabletop products) - Executive Vice     1981-1998
                   President and Chief Financial Officer

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


                                                                    Dividends
                      Sale Price of Common Shares                   Per Share
               ----------------------------------------          ---------------
                        2000                      1999            2000     1999
               -----------------------------------------------------------------
Quarter          High          Low          High          Low
--------------------------------------------------------------------------------
First          $ 47 3/4     $25 15/16     $  66        $ 52 7/8    $.18    $.18
Second           41 7/16     31 13/16        74 13/16    59 9/16    .18     .18
Third            42 7/16     29 7/8          74 1/4      33 3/16    .18     .18
Fourth           31 3/4      25              50 1/4      31 1/4     .18     .18


The principal U.S. market in which the Company's common stock is traded is the New York Stock Exchange. As of March 1, 2001, the Company had 27,873 shareowners of record.

Item 6. Selected Financial Data.

Dollars in thousands,
except per share data                                        2000(1)         1999(2)       1998 (3)       1997 (4)     1996 (5)
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                $4,247,504      $4,323,673     $4,069,290     $3,407,911   $3,001,656
Gross profit                                              1,145,673       1,251,420      1,181,627        936,288      821,443
     Percent of sales                                          27.0%           28.9%          29.0%          27.5%        27.4%
Operating income                                         $  418,270      $  575,493     $  522,738     $  358,273   $  269,079
     Percent of sales                                           9.8%           13.3%          12.8%          10.5%         9.0%
Income from continuing operations                        $  200,967      $  328,528     $  286,510     $  183,490   $  137,977
     Percent of sales                                           4.7%            7.6%           7.0%           5.4%         4.6%
  Basic earnings per share                               $     2.58      $     3.80     $     3.12     $     1.90   $     1.36
  Diluted earnings per share                                   2.44            3.66           3.05           1.87         1.35
Dividends paid per share                                       0.72            0.72           0.68           0.64         0.56
Basic weighted-average shares outstanding                    77,860          86,443         91,941         96,565      101,727
Diluted weighted-average shares outstanding                  82,425          89,731         93,973         98,055      102,466
Depreciation of property, plant and equipment            $  146,214      $  133,493     $  135,519     $  127,497   $  101,912
Capital expenditures                                        162,825         147,306        161,251        229,561      219,902
Total assets                                              2,668,924       2,636,487      2,587,663      2,514,154    2,329,940
Long-term debt, less current portion                        451,336         337,764        446,505        549,524      488,537

(1) Operating income includes $49.2 million in special charges associated with discontinued business and product inititatives, asset write downs and severance costs related to management changes. The after-tax special charges of $31.2 million are included in Income from continuing operations. Income from continuing operations also includes a $17.6 million ($11.2 million after-tax) charge for loss on securities.

(2)  Net sales include $20 million of sales from the Company's acquisition of

Jade, a manufacturer of commercial ranges and refrigerators and residential ranges in the first quarter of 1999.

(3)  Excludes the extraordinary loss on the early retirement of debt.

(4) Net sales include $31.3 million of sales from the Company's acquisition of G.S. Blodgett Corporation, a commercial cooking equipment manufacturer, in the fourth quarter of 1997. Excludes the extraordinary loss on the early retirement of debt.

(5) Net sales include $40.4 million of sales from the Company's acquisition of a 50.5 percent ownership in a joint venture of home appliances in China in the third quarter of 1996. Operating profit includes a $40 million charge for the restructuring of the Company's major home appliance business. The after-tax charge for this restructuring of $24.4 million is included in income from continuing operations. Excludes the extraordinary loss on the early retirement of debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 2000 with 1999

Maytag Corporation ("Maytag") has three reportable segments: home appliances, commercial appliances and international appliances. (See discussion and financial information about Maytag's reportable segments in Segment Reporting section of the Notes to Consolidated Financial Statements.)

Net Sales: Consolidated net sales for 2000 were $4.2 billion, a decrease of 2 percent from 1999.

   Home appliances net sales, which include major appliances and floor care products, were up slightly compared to 1999 due to increased sales of floor care products and export sales partially offset by a decrease in major appliances sales. The sales growth in floor care products exceeded industry growth primarily due to the introduction of two lines of bagless upright cleaners. Floor care industry growth in 2001 is expected to be modest, relative to full year 2000 record level growth. The decrease in major appliances sales was due primarily to intense competition attributable to the loss of several key retail distribution channels and a decline in major appliances industry sales in the second half of 2000. Maytag's full year 2000 major appliances shipments were down compared to 1999, despite industry shipments setting a new one year record. For 2001, Maytag expects a challenging competitive environment and a continued softening in major appliances industry unit shipments, particularly in the first half of 2001, based on expected macroeconomic conditions.

   Commercial appliances net sales, which include vending and foodservice equipment, decreased 15 percent in 2000 compared to 1999. The net sales decrease was due primarily to a softening of industry demand for vending equipment as well as a decline in foodservice sales. The decline in vending industry demand is expected to continue in 2001.

   Net sales of international appliances, which consist of Maytag's 50.5 percent owned joint venture in China ("Rongshida-Maytag"), decreased 7 percent in 2000 compared to 1999. The net sales decrease was attributable to lower unit sales and lower selling prices as a result of competitive conditions. The competitive economic environment in China is expected to continue in 2001.

Gross Profit:  Consolidated gross profit as a percent of sales decreased to

27 percent of sales in 2000 from 28.9 percent of sales in 1999. The decrease in gross margin was due primarily to the competitive pricing environment and lower sales volume as well as higher research and development and raw material costs. Maytag expects 2001 raw material prices to be relatively flat to slightly higher compared to 2000.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 16 percent of sales in 2000 compared to 15.6 percent of sales in 1999. The increase was due primarily to increased sales promotion expenses partially offset by lower incentive compensation expense. Maytag expects to increase advertising expense in 2001 to support new product introductions and increase brand awareness.

Special Charges: During the fourth quarter of 2000, the Company recorded in operating income, special charges of $49.2 million, or $31.2 million after-tax, associated with discontinued business and product initiatives, asset write downs and executive severance costs related to management changes. Of the $49.2 million special charges, $19.7 million, $9.3 million and $20.2 million were recorded in home appliances segment, commercial appliances segment and corporate, respectively. A major portion of the special charge reflected in the home and commercial appliances segments is related to rapid cook products developed in conjunction with TurboChef Technologies, Inc. These rapid cook products did not materialize beyond prototypes and limited pilot projects in 2000.

Operating Income:  Consolidated operating income for 2000 was $418 million, or
9.8 percent of sales, compared to $575 million, or 13.3 percent of sales, in 1999. Excluding the special charges of $49.2 million, consolidated operating income for 2000 was $467 million, or 11 percent of sales. The decrease in operating margin was primarily due to the decrease in gross profit margin discussed above.

   Home appliances operating income, excluding special charges of $19.7 million, decreased 11 percent in 2000 compared to 1999. Operating margin, excluding special charges, for 2000 was 13.4 percent of sales compared to 15.2 percent of sales in 1999. The decrease in operating margin was due primarily to the decrease in gross profit margins discussed above.

   Commercial appliances operating income, excluding special charges of $9.3 million, decreased 59 percent in 2000 compared to 1999. Operating margin for 2000, excluding special charges, was 5.7 percent of sales compared to 11.9 percent of sales in 1999. The decrease in operating margin was due primarily to the decrease in sales discussed above as well as increased research and development expense and costs related to rapid cook product development.

   International appliances reported an operating loss of $6.4 million in 2000 compared to an operating loss of $3.3 million in 1999. The unfavorable comparison to 1999 was due primarily to the competitive environment and lower unit sales volume.

Interest Expense: Interest expense for 2000 was 20 percent higher than 1999 due to higher average borrowings primarily associated with share repurchases partially offset by lower interest rates.

Loss on Securities: Maytag recorded losses on securities of $17.6 million, or $11.2 million after-tax, resulting from a lower market valuation of securities held in TurboChef Technologies, Inc. and investments in privately held Internet-related companies.

Income Taxes: The effective tax rate was 34.7 percent, a decrease from 36.8 percent for 1999. The decrease in the effective tax rate was due to benefits associated with additional research and development tax credits and financing transactions that established the Maytag Capital Trusts in the second half of 1999. The Company expects the effective tax rate in 2001 to be approximately 35 percent.

Minority Interest: Minority interest increased by $9 million in 2000 compared to 1999 primarily because of the financing transactions that established the Maytag Capital Trusts in the second half of 19 99.

Net Income: The following table summarizes the impact of special charges and loss on securities on reported net income and diluted earnings per share. The decrease in net income, excluding special items, was primarily due to the decrease in operating income and higher interest and minority interest expense. The decrease in diluted earnings per share, excluding special items, was due to the decrease in net income partially offset by the impact of lower shares outstanding as a result of Maytag's share repurchase program.


                                       Year Ended December 31
                                       ----------------------
Net income (in millions)                   2000        1999
-------------------------------------------------------------
Excluding special items                 $  243.4     $  328.5
Special charges (net of tax)               (31.2)
Loss on securities (net of tax)            (11.2)
                                        --------     --------
Reported                                $  201.0     $  328.5
                                        ========     ========


                                       Year Ended December 31
                                       ----------------------
Diluted earnings per common share         2000        1999
-------------------------------------------------------------
Excluding special items                 $   2.95     $   3.66
Special charges (net of tax)               (0.38)
Loss on securities (net of tax)            (0.13)
                                        --------     --------
Reported                                $   2.44     $   3.66
                                        ========     ========


Comparison of 1999 with 1998

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

   Net sales of international appliances, which consists of Maytag's 50.5 percent owned joint venture in China ("Rongshida-Maytag"), decreased 2 percent in 1999 compared to 1998. The net sales decrease was attributable to lower unit sales and lower selling prices of home laundry products, partially offset by sales of the new line of refrigerators and the acquisition of another washer manufacturer in China in the fourth quarter of 1998.

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

Liquidity and Capital Resources

Maytag's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag's cash flows is presented in the Consolidated Statements of Cash Flows.

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

   Net cash provided by operating activities decreased due primarily to the decrease in net income and an increase in working capital in 2000 compared to 1999.

   A portion of Maytag's accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag's ongoing operations.

Total Investing Activities: Maytag's capital expenditures represent continual investments in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements.

   Capital expenditures in 2000 were $163 million compared to $147 million in 1999. Maytag plans to invest approximately $190 million in capital expenditures in 2001.

Total Financing Activities: Dividend payments on Maytag's common stock in 2000 were $56 million, or $0.72 per share, compared to $62 million, or $0.72 per share in 1999.

   During 2000, Maytag repurchased 6.5 million shares of common stock at a cost of $358 million. As of December 31, 2000, there were approximately 14.7 million shares which may be repurchased under existing board authorizations of which 5.7 million shares are committed to be repurchased under put option contracts, if such options are exercised. (See discussion of these put option contracts below.)

   During 2000, Maytag settled a forward stock purchase contract, entered into in 1997, associated with four million shares before its maturity date for $9.6 million.

   In connection with the share repurchase program, Maytag sold put options that give the purchaser the right to sell shares of Maytag's common stock to Maytag at specified prices upon exercise of the options. The put option contracts allow Maytag to determine the method of settlement. As of December 31, 2000, there were 1.3 million put options outstanding (all of which expire in 2001) with strike prices ranging from $37.00 to $73.06; the weighted-average strike price was $57.27.

   As of December 31, 2000, there were 4.4 million put options outstanding associated with the financing transactions that established the Maytag Capital Trusts in 1999. The 4.4 million put options expire in 2002 and have a strike price of $45.

   Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totaling $400 million. This agreement expires June 29, 2001 and includes covenants with respect to interest coverage and leverage which Maytag was in compliance with at December 31, 2000. Maytag had $300 million of commercial paper outstanding as of December 31, 2000. In 1999, Maytag filed a shelf registration statement with the Securities and Exchange Commission providing the ability to issue an aggregate of $400 million of debt securities of which $185 million was available as of December 31, 2000. Maytag expects to issue these securities over a non-specified period of time and expects to use the net proceeds from the sale of the securities for general corporate purposes, including the funding of share repurchases (including obligations for put options as discussed above), capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions.

   Maytag explores and may periodically implement arrangements to adjust its obligations under various stock repurchase arrangements, including the arrangements described above.

Market Risks

Maytag is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. To manage certain foreign exchange exposures, Maytag enters into foreign currency forward and option contracts. Maytag's policy is to hedge a portion of its anticipated foreign currency denominated export sales transactions, which are denominated primarily in Canadian dollars, for periods not exceeding one year. At December 31, 2000, a uniform 10 percent strengthening of the U.S. dollar relative to the foreign currencies in which Maytag's sales are denominated would result in a decrease in net income of approximately $10 million for the year ending December 31, 2001. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.

   Maytag also is exposed to commodity price risk related to Maytag's purchase of selected commodities used in the manufacture of its products. To reduce the effect of changing raw material prices for select commodities, Maytag has entered into commodity swap agreements to hedge a portion of its anticipated raw material purchases on selected commodities. At December 31, 2000, a uniform 10 percent increase in the price of commodities covered by commodity swap agreements would not result in a significant decrease in net income for the year ending December 31, 2001.

   Maytag also is exposed to interest rate risk in its debt portfolio. Maytag uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount. At December 31, 2000, a uniform 10 percent increase in interest rates would result in a decrease in net income of approximately $3 million for the year ending December 31, 2001.

Contingencies

Maytag has contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in Contingencies section of the Notes to Consolidated Financial Statements.)

Forward-Looking Statements

This Management's Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expects," "intends," "may
                                                      -------    -------    ---
"impact," "plans," "should" or similar terms.  These forward-looking statements
 ------    -----    ------
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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and qualitative disclosures about market risk are discussed in "Market Risks" section of the Management's Discussion and Analysis (Part II,
Item 7, page 15)


Item 8.  Financial Statements and Supplementary Data.

                                                                    Page
                                                                    ----

     Report of Independent Auditors................................  17

     Consolidated Statements of Income--Years Ended
       December 31, 2000, 1999 and 1998............................  18

     Consolidated Balance Sheets--
       December 31, 2000 and 1999..................................  19

     Consolidated Statements of Shareowners' Equity--Years Ended
       December 31, 2000, 1999 and 1998............................  21

     Consolidated Statements of Comprehensive Income--
       December 31, 2000, 1999 and 1998............................  22

     Consolidated Statements of Cash Flows--Years Ended
       December 31, 2000, 1999 and 1998............................  23

     Notes to Consolidated Financial Statements....................  24

     Quarterly Results of Operations--Years 2000 and 1999..........  43

                        Report of Independent Auditors



Shareowners and Board of Directors
Maytag Corporation

We have audited the accompanying consolidated balance sheets of Maytag Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP



Chicago, Illinois
January 23, 2001

Consolidated Statements of Income

                                                                Year Ended December 31
                                                       -----------------------------------------
In thousands, except per share data                       2000           1999           1998
------------------------------------------------------------------------------------------------
Net sales                                              $ 4,247,504    $ 4,323,673    $ 4,069,290
Cost of sales                                            3,101,831      3,072,253      2,887,663
                                                       -----------    -----------    -----------
  Gross profit                                           1,145,673      1,251,420      1,181,627
Selling, general and administrative expenses               678,203        675,927        658,889
Special charges                                             49,200
                                                       -----------    -----------    -----------
  Operating income                                         418,270        575,493        522,738
Interest expense                                           (64,133)       (53,287)       (57,149)
Loss on securities                                         (17,600)
Other - net                                                 (4,578)         8,645          5,296
                                                       -----------    -----------    -----------
  Income before income taxes, minority
   interests and extraordinary item                        331,959        530,851        470,885
Income taxes                                               115,200        195,100        176,100
                                                       -----------    -----------    -----------
  Income before minority interests and
   extraordinary item                                      216,759        335,751        294,785
Minority interests                                         (15,792)        (7,223)        (8,275)
                                                       -----------    -----------    -----------
  Income before extraordinary item                         200,967        328,528        286,510
Extraordinary item - loss on early
 retirement of debt                                                                       (5,900)
                                                       -----------    -----------    -----------
  Net income                                           $   200,967    $   328,528    $   280,610
                                                       ===========    ===========    ===========
Basic earnings (loss) per common share:
------------------------------------------------------------------------------------------------
Income before extraordinary item                       $      2.58    $      3.80    $      3.12
Extraordinary item - loss on early
 retirement of debt                                                                        (0.06)
Net income                                                    2.58           3.80           3.05

Diluted earnings (loss) per common share:
------------------------------------------------------------------------------------------------
Income before extraordinary item                       $      2.44    $      3.66    $      3.05
Extraordinary item - loss on early
 retirement of debt                                                                        (0.06)
Net income                                                    2.44           3.66           2.99


See notes to consolidated financial statements.

Consolidated Balance Sheets

                                                               December 31
                                                       -------------------------
In thousands, except share data                            2000          1999
--------------------------------------------------------------------------------
Assets

Current assets
--------------------------------------------------------------------------------
Cash and cash equivalents                              $    27,198   $    28,815
Accounts receivable, less allowance for doubtful
 accounts (2000--$21,596; 1999--$22,327)                   538,403       494,747
Inventories                                                408,550       404,120
Deferred income taxes                                       45,616        35,484
Other current assets                                        56,792        58,350
                                                       -----------   -----------
   Total current assets                                  1,076,559     1,021,516

Noncurrent assets
--------------------------------------------------------------------------------
Deferred income taxes                                      110,393       106,600
Prepaid pension cost                                         1,526         1,487
Intangible pension asset                                    49,889        48,668
Other intangibles, less allowance for amortization
 (2000--$126,124; 1999--$112,006)                          414,981       427,212
Other noncurrent assets                                     45,381        54,896
                                                       -----------   -----------
   Total noncurrent assets                                 622,170       638,863

Property, plant and equipment
--------------------------------------------------------------------------------
Land                                                        19,616        19,660
Buildings and improvements                                 361,915       349,369
Machinery and equipment                                  1,722,464     1,622,764
Construction in progress                                    88,783        74,057
                                                       -----------   -----------
                                                         2,192,778     2,065,850
Less accumulated depreciation                            1,222,583     1,089,742
                                                       -----------   -----------
   Total property, plant and equipment                     970,195       976,108
                                                       -----------   -----------
   Total assets                                        $ 2,668,924   $ 2,636,487
                                                       ===========   ===========


See notes to consolidated financial statements.

                                                                   December 31
                                                       ----------------------------
In thousands, except share data                                2000            1999
-----------------------------------------------------------------------------------
Liabilities and shareowners' equity

Current liabilities
-----------------------------------------------------------------------------------
Notes payable                                          $    358,430    $    133,041
Accounts payable                                            285,187         277,780
Compensation to employees                                    59,444          77,655
Accrued liabilities                                         204,144         194,074
Current portion of long-term debt                            64,482         170,473
                                                       ------------    ------------
  Total current liabilities                                 971,687         853,023


Noncurrent liabilities
-----------------------------------------------------------------------------------
Deferred income taxes                                        21,953          22,842
Long-term debt, less current portion                        451,336         337,764
Postretirement benefit liability                            480,422         467,386
Accrued pension cost                                         50,265          56,528
Other noncurrent liabilities                                106,522         101,776
                                                       ------------    ------------
  Total noncurrent liabilities                            1,110,498         986,296

Company obligated manditorily redeemable preferred
capital securities of subsidiary trust holding
solely the Company's debentures                             200,000         200,000

Minority interests                                          165,063         169,788

Temporary equity: Put options                               200,000

Shareowners' equity
-----------------------------------------------------------------------------------
Preferred stock:
  Authorized--24,000,000 shares (par value $1.00)
  Issued--none
Common stock:
  Authorized--200,000,000 shares (par value $1.25)
  Issued--117,150,593 shares, including shares in
   treasury                                                 146,438         146,438
Additional paid-in capital                                  285,924         503,346
Retained earnings                                         1,171,364       1,026,288
Cost of common stock in treasury (2000--40,910,458
 shares; 1999--34,626,316 shares)                        (1,539,163)     (1,190,894)
Employee stock plans                                        (31,487)        (38,836)
Accumulated other comprehensive income                      (11,400)        (18,962)
                                                       ------------    ------------
  Total shareowners' equity                                  21,676         427,380
                                                       ------------    ------------
  Total liabilities and shareowners' equity            $  2,668,924    $  2,636,487
                                                       ============    ============

                See notes to consolidated financial statements.

Consolidated Statements of Shareowners' Equity

                                                          December 31
                                         ------------------------------------------
In thousands                                     2000            1999          1998
-----------------------------------------------------------------------------------
Common stock
-----------------------------------------------------------------------------------
Balance at beginning of year              $   146,438     $   146,438     $ 146,438
                                         ------------    ------------    ----------
   Balance at end of year                     146,438         146,438       146,438
Additional paid-in capital
-----------------------------------------------------------------------------------
Balance at beginning of year                  503,346         467,192       494,646
Stock option plans issuances                   (4,482)         (4,667)       (5,596)
Restricted stock awards, net                    3,007           2,530         1,426
Additional ESOP shares issued                                                   308
Tax benefit of employee stock plans             2,350           7,657         9,994
Forward stock purchase contract
 amendment                                     (9,595)        (21,298)      (63,782)

Put option premiums - net                      (1,129)         46,540        30,196
Purchase contract payments                     (7,573)         (1,717)
Stock issued in business acquisition                            7,109
Temporary equity: put options                (200,000)
                                         ------------    ------------    ----------
   Balance at end of year                     285,924         503,346       467,192
Retained earnings
-----------------------------------------------------------------------------------
Balance at beginning of year                1,026,288         760,115       542,118
Net income                                    200,967         328,528       280,610
Dividends on common stock                     (55,891)        (62,355)      (62,613)
                                         ------------    ------------    ----------
   Balance at end of year                   1,171,364       1,026,288       760,115
Treasury stock
------------------------------------------------------------------------------------
Balance at beginning of year               (1,190,894)       (805,802)     (508,115)
Purchase of common stock for                 (357,684)       (409,500)     (318,139)
 treasury
Stock option plans issuances                    9,176          13,812        18,779
Restricted stock awards, net                      239           2,086         1,226
Additional ESOP shares issued                                                   447
Stock issued in business acquisition                            8,510
                                         ------------    ------------    ----------
   Balance at end of year                  (1,539,163)     (1,190,894)     (805,802)
Employee stock plans
------------------------------------------------------------------------------------
Balance at beginning of year                  (38,836)        (45,331)      (48,416)
Restricted stock awards, net                      289            (565)         (445)
ESOP shares allocated                           7,060           7,060         3,530
                                         ------------    ------------    ----------
   Balance at end of year                     (31,487)        (38,836)      (45,331)
Accumulated other comprehensive income
------------------------------------------------------------------------------------
   Minimum pension liability adjustment:
   ------------------------------------
   Balance at beginning of year                (4,430)
   Adjustment for the year                      3,471          (4,430)
                                         ------------    ------------    ----------
   Balance at end of year                        (959)         (4,430)
   Unrealized losses on securities:
   -------------------------------
   Balance at beginning of year                (5,533)         (4,862)       (3,605)
   Unrealized losses for the year              (3,564)           (671)       (1,257)
   Unrealized losses recognized                 9,097
                                         ------------    ------------    ----------
   Balance at end of year                           0          (5,533)       (4,862)
   Foreign currency translation:
   ----------------------------
   Balance at beginning of year                (8,999)        (10,186)       (7,257)
   Translation adjustments                     (1,442)          1,187        (2,929)
                                         ------------    ------------    ----------
   Balance at end of year                     (10,441)         (8,999)      (10,186)
                                         ------------    ------------    ----------
Balance at beginning of year                  (18,962)        (15,048)      (10,862)
Total adjustments for the year                  7,562          (3,914)       (4,186)
                                         ------------    ------------    ----------
   Balance at end of year                     (11,400)        (18,962)      (15,048)
                                         ------------    ------------    ----------
   Total shareowners' equity              $    21,676     $   427,380     $ 507,564
                                         ============    ============    ==========

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

                                                     Year Ended December 31
                                              -----------------------------------
In thousands                                     2000         1999         1998
---------------------------------------------------------------------------------
Net income                                    $ 200,967    $ 328,528    $ 280,610
Other comprehensive income (loss) items,
 net of income taxes
  Unrealized losses on securities                (3,564)        (671)      (1,257)
    Less: Reclassification adjustment
     for loss included in net income              9,097
  Minimum pension liability adjustment            3,471       (4,430)
  Foreign currency translation                   (1,442)       1,187       (2,929)
                                              ---------    ---------    ---------
Total other comprehensive income (loss)           7,562       (3,914)      (4,186)
                                              ---------    ---------    ---------
  Comprehensive income                        $ 208,529    $ 324,614    $ 276,424
                                              =========    =========    =========


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                          Year Ended December 31
                                                  --------------------------------------
In thousands                                          2000         1999          1998
----------------------------------------------------------------------------------------
Operating activities
----------------------------------------------------------------------------------------
Net income                                        $  200,967    $  328,528    $  280,610
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Extraordinary item - loss on early
   retirement of debt                                                              5,900
  Minority interests                                  15,792         7,223         8,275
  Depreciation                                       146,214       133,493       135,519
  Amortization                                        14,123        13,900        13,035
  Deferred income taxes                              (14,814)       18,854         3,242
  Special charges                                     47,852
  Loss on securities                                  17,600
  Changes in working capital items
  exclusive of business acquisitions:
    Accounts receivable                              (43,656)      (19,834)        1,502
    Inventories                                       (9,907)      (17,867)      (28,015)
    Other current assets                               1,557       (13,855)      (13,475)
    Other current liabilities                         (2,224)       27,704        99,962
  Pension assets and liabilities                      (4,545)       (3,506)       10,121
  Postretirement benefit liability                    13,036         6,787         6,209
  Other - net                                         (5,783)      (12,723)       26,258
                                                  ----------    ----------    ----------
Net cash provided by operating activities            376,212       468,704       549,143

Investing activities
----------------------------------------------------------------------------------------
Capital expenditures                                (162,825)     (147,306)     (161,251)
Investment in securities                                           (10,000)
Business acquisitions, net of cash
 acquired                                                           (3,551)
                                                  ----------    ----------    ----------
  Total investing activities                        (162,825)     (160,857)     (161,251)

Financing activities
----------------------------------------------------------------------------------------
Proceeds from issuance of notes payable              226,408        24,845        14,687
Repayment of notes payable                            (1,018)       (4,702)      (20,880)
Proceeds from issuance of long-term debt             178,199        66,174       102,922
Repayment of long-term debt                         (170,618)     (144,618)      (75,743)
Debt repurchase premiums                                                          (5,900)
Stock repurchases                                   (357,684)     (409,500)     (318,139)
Forward stock purchase amendment                      (9,595)      (21,298)      (63,782)
Stock options exercised and other common
 stock transactions                                    4,693         9,144        13,182
Put option premiums - net                             (1,129)       46,540        30,196
Dividends on common stock                            (55,891)      (62,355)      (62,613)
Dividends on minority interests                      (20,545)      (10,929)       (7,924)
Investment by joint venture partner                                                6,900
Purchase contract payments                            (7,573)       (1,717)
Issuance of mandatorily redeemable
 preferred capital securities                                      200,000
                                                  ----------    ----------    ----------
  Total financing activities                        (214,753)     (308,416)     (387,094)
Effect of exchange rates on cash                        (251)          742          (147)
                                                  ----------    ----------    ----------
Increase (decrease) in cash and cash                  (1,617)          173           651
 Equivalents
Cash and cash equivalents at beginning of year        28,815        28,642        27,991
                                                  ----------    ----------    ----------
Cash and cash equivalents at end of year          $   27,198    $   28,815    $   28,642
                                                  ==========    ==========    ==========


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

- Principles of Consolidation: The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     Exchange rate fluctuations from translating the financial statements of subsidiaries located outside the United States into U.S. dollars are recorded in accumulated other comprehensive income in shareowners' equity. All other foreign exchange gains and losses are included in income.

- Reclassifications: Certain previously reported amounts have been reclassified to conform with the current period presentation.

- Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

- Cash and Cash Equivalents: Highly liquid investments with a maturity of three months or less when purchased are considered by the Company to be cash equivalents.

- Inventories: Inventories are stated at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 78 percent and 77 percent of the Company's inventories at December 31, 2000 and 1999, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method.

- Income Taxes: Income taxes are accounted for using the asset and liability approach in accordance with Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes." Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

- Intangibles: Intangibles principally represent goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired. Goodwill is amortized over 20 to 40 years using the straight-line method and the carrying value is reviewed for impairment annually. If this review indicates that it is probable that the projected future undiscounted cash flows of the acquired assets are less than the carrying value of the goodwill, the Company's carrying value of the goodwill will be reduced.

- Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation expense is calculated principally on the straight-line method to amortize the cost of the assets over their estimated economic useful lives. The estimated useful lives are 15 to 45 years for buildings and improvements and 3 to 20 years for machinery and equipment.

- Environmental Expenditures: The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

-  Revenue Recognition, Shipping and Handling and Product Warranty Costs:
Revenue from sales of products is generally recognized upon shipment to customers. Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales. Estimated product warranty costs are recorded at the time of sale and periodically adjusted to reflect actual experience.

- Advertising and Sales Promotion: All costs associated with advertising and promoting products are expensed in the period incurred.

- Financial Instruments: The Company uses foreign exchange forward and option contracts to manage certain foreign currency exchange rate risks associated with its international operations. The outstanding contracts are marked to market each period with the gains and losses included in income.

     The Company has a trading program of interest rate swap contracts outstanding which are marked to market each period. The payments made or received as well as the mark to market adjustment are recognized in interest expense.

     The Company uses interest rate swaps to adjust the proportion of total debt that is subject to variable and fixed interest rates. Payments made or received are recognized in interest expense.

     The Company uses commodity swap agreements for hedging purposes to reduce the effect of changing raw material prices. Gains and losses on the swap agreements are deferred until settlement and recorded as a component of cost of goods sold when settled.

     The Company has a forward stock purchase contract outstanding in its own shares which requires net cash settlement. As such, the contract is considered an asset or liability and a change in its fair value is recognized in the Company's financial statements each period with the gains and losses included in income.

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

     The Company has put option contracts outstanding in its own shares which allow the Company to determine whether the contracts are settled in cash or shares, although certain settlement options are considered not to be within the control of the Company. As such, the contracts are classified as temporary equity and the maximum potential obligation for these put option contracts has been reflected as a reduction of paid-in capital within shareowners' equity.

- Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related interpretations in accounting for its employee stock options and awards. Under APB 25, no compensation expense is recognized when the exercise price of options equals the fair value (market price) of the underlying stock on the date of grant.

- Earnings Per Common Share: Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share."

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options and put options, into common stock.

- Comprehensive Income: Comprehensive Income is calculated in accordance with FASB Statement No. 130, "Reporting Comprehensive Income." Statement 130 requires that unrealized losses on the Company's available-for-sale securities, minimum pension liability adjustments and foreign currency translation adjustments be included in accumulated other comprehensive income as a component of shareowners' equity.

- Impact of Recently Issued Accounting Standards: FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective January 1, 2001. Statement 133 will require the Company to recognize all derivatives on the consolidated balance sheet at fair value. The adoption of Statement 133 will not have a significant effect on its results of operations or financial position.

     The FASB's Emerging Issues Task Force (EITF) 00-19, "Determination of Whether Share Settlement Is within the Contol of the Issuer for Purposes of Applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" is effective June 30, 2001. EITF 00-19 will require the Company to classify a portion of its outstanding put option contracts, currently classified as temporary equity representing the maximum potential obligation of the put option contracts, as assets and liabilities representing the fair value of the put option contracts. Each period the change in the fair value of the put option contracts will be included in income. The impact of this new accounting standard could have a material effect on the Company's results of operations and financial position as the contracts are currently structured.

Business Acquisitions

Effective January 1, 1999, the Company acquired all of the outstanding shares of a manufacturer of commercial ranges, and refrigerators and residential ranges for $19.2 million. In connection with the purchase, the Company retired debt and incurred transaction costs of $3.6 million and issued 289 thousand shares of Maytag common stock at a value of $15.6 million. The acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $17 million and has been recorded as Other intangibles (goodwill) in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 20 years.

     In the fourth quarter of 1998, the Company acquired all of the outstanding shares of a manufacturer of home laundry products in China. This business produces and markets home laundry equipment. In connection with the purchase, the Company, assumed $8 million in notes payable and long-term debt. This acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price (consisting only of assumed notes payable and long-term debt) over the fair values of net assets acquired was approximately $2 million and has been recorded as Other intangibles (goodwill) in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 40 years.

Special Charges and Loss on Securities

During the fourth quarter of 2000, the Company recorded special charges and loss on securities totaling $66.8 million, or $42.4 million after-tax. Special charges of $49.2 million, or $31.2 million after-tax, were associated with discontinued business and product initiatives, asset write downs and executive severance costs related to management changes. Loss on securities of $17.6 million, or $11.2 million after-tax, resulted from a lower market valuation of securities of TurboChef Technologies, Inc. and investments in privately held Internet-related companies.

     Of the $49.2 million special charges, $19.3 million involved cash expenditures related to executive severance costs ($7 million), contractual obligations associated with discontinued product inititatives and lease commitments, of which $1.3 million were expended in 2000 and $18 million are expected to be expended in 2001. The remaining $29.9 million of special charges involved noncash expenditures primarily related to the write down of fixed assets and inventory related to discontinued initiatives. The loss on securities charge of $17.6 million is noncash.

Inventories

Inventories consisted of the following:

                                                             December 31
                                                       ---------------------
In thousands                                              2000        1999
----------------------------------------------------------------------------
Raw materials                                          $  62,556   $  66,731
Work in process                                           67,535      72,162
Finished goods                                           359,376     335,844
Supplies                                                   7,451       9,615
                                                       ---------   ---------
Total FIFO cost                                          496,918     484,352
Less excess of FIFO cost over LIFO                        88,368      80,232
                                                       ---------   ---------
   Inventories                                         $ 408,550   $ 404,120
                                                       =========   =========

Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities consisted of the following:

                                                            December 31
                                                       ---------------------
In thousands                                              2000         1999
----------------------------------------------------------------------------
Deferred tax assets (liabilities):
  Property, plant and equipment                        $(69,724)   $ (65,088)
  Postretirement benefit liability                      181,511      178,015
  Product warranty/liability accruals                    37,988       36,381
  Pensions and other employee benefits                   (4,085)       4,385
  Advertising and sales promotion accruals                8,333       10,426
  Interest rate swaps                                     9,146        9,023
  Special charges                                        19,590
  Other - net                                            (6,995)      (8,543)
                                                       ---------   ---------
                                                         175,764     164,599
Less valuation allowance for deferred tax assets          41,708      45,357
                                                       ---------   ---------
   Net deferred tax assets                             $ 134,056   $ 119,242
                                                       =========   =========
Recognized in Consolidated Balance Sheets:
Deferred tax assets - current                          $  45,616   $  35,484
Deferred tax assets - noncurrent                         110,393     106,600
Deferred tax liabilities - noncurrent                    (21,953)    (22,842)
                                                       ---------   ---------
   Net deferred tax assets                             $ 134,056   $ 119,242
                                                       =========   =========

     Components of the provision (benefit) for income taxes consisted of the following:

                                                 Year Ended December 31
                                           -----------------------------------
In thousands                                 2000         1999         1998
------------------------------------------------------------------------------
Current provision (benefit):
  Federal                                  $ 119,800    $ 161,400    $ 157,900
  State                                       10,200       13,200       21,500
  Non-United States                            2,000       (1,400)        (100)
                                           ---------    ---------    ---------
                                             132,000      173,200      179,300
                                           ---------    ---------    ---------
Deferred provision (benefit):
  Federal                                    (16,900)      12,800       (2,800)
  State                                          200        9,200         (400)
  Non-United States                             (100)        (100)
                                           ---------    ---------    ---------
                                             (16,800)      21,900       (3,200)
                                           ---------    ---------    ---------
    Provision for income taxes             $ 115,200    $ 195,100    $ 176,100
                                           =========    =========    =========

     The reconciliation of the United States federal statutory tax rate to the Company's effective tax rate consisted of the following:

                                                    Year Ended December 31
                                                 -----------------------------
                                                   2000      1999       1998
------------------------------------------------------------------------------
U.S. statutory rate applied to income
 before income taxes, minority interests
 and extraordinary item                           35.0%      35.0%      35.0%
Increase (reduction) resulting from:
   Tax credits                                    (2.3)      (0.6)      (0.4)
   Difference due to minority interest            (2.2)      (0.8)      (0.7)
   State income taxes, net of federal
    tax benefit                                    2.0        2.7        2.9
   Other - net                                     2.2        0.5        0.6
                                                 -----      ------     -----
     Effective tax rate                           34.7%      36.8%      37.4%
                                                 =====      ======     =====

     Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $10 million at December 31, 2000), taxes which would result from distribution have only been provided on the portion of such earnings estimated to be distributed in the future. If such earnings were distributed beyond the amount for which taxes have been provided, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the United States.

     Income taxes paid, net of refunds received, during 2000, 1999 and 1998 were $135 million, $170 million and $154 million, respectively.

     The tax effect of the minimum pension liability adjustment component of comprehensive income was $0.5 million and $2.6 million in 2000 and 1999, respectively. The tax effect of the foreign currency translation adjustment component of comprehensive income was recorded as a deferred tax asset with a corresponding valuation allowance.

Notes Payable

Notes payable at December 31, 2000 consisted of notes payable of the Company's joint venture in China, Rongshida-Maytag, of $58.8 million and commercial paper borrowings of $299.6 million. The weighted average interest rate on all notes payable and commercial paper borrowings was 6.7 percent at December 31, 2000. Notes payable at December 31, 1999 consisted of notes payable associated with Ronghsida-Maytag of $55.1 million and commercial paper borrowings of $77.9 million. The weighted average interest rate on all notes payable and commercial paper borrowings was 6.0 percent at December 31,

1999.

     The Company's commercial paper program is supported by a credit agreement with a consortium of banks which provides revolving credit facilities totalling $400 million. This agreement expires June 29, 2001 and includes covenants for interest coverage and leverage which the Company was in compliance with at December 31, 2000.

Long-Term Debt

Long-term debt consisted of the following:

                                                             December 31
                                                        ---------------------
In thousands                                              2000        1999
-----------------------------------------------------------------------------
Notes payable with interest payable semiannually:
   Due May 15, 2002 at 9.75%                            $ 125,358   $ 125,358
Medium-term notes, maturing from 2001 to 2010, from
 6% to 9.03% with interest payable semiannually           308,230     149,230
Medium-term note, maturing in 2001, with interest
 adjusted each quarter based on LIBOR and payable
 quarterly                                                 40,000     185,000
Employee stock ownership plan notes payable
 semiannually through July 2, 2004 at 5.13%                28,240      35,300
Other                                                      13,990      13,349
                                                        ---------   ---------
                                                          515,818     508,237
Less current portion of long-term debt                     64,482     170,473
                                                        ---------   ---------
   Long-term debt                                       $ 451,336   $ 337,764
                                                        =========   =========

     The $125.4 million of notes payable and $84.2 million of the medium-term notes grant the holders the right to require the Company to repurchase all or any portion of their notes at 100 percent of the principal amount thereof, together with accrued interest, following the occurrence of both a change of Company control and a credit rating decline to below investment grade.

     Interest paid during 2000, 1999 and 1998 was $70.1 million, $63.1 million and $64 million, respectively. When applicable, the Company capitalizes interest incurred on funds used to construct property, plant and equipment. Interest capitalized during 2000, 1999 and 1998 was not significant.

     The aggregate maturities of long-term debt in each of the next five years and thereafter are as follows (in thousands): 2001--$64,482; 2002--$133,585; 2003--$193,269; 2004--$25,326; 2005--$3,365; thereafter--$95,791.

     In 2000, the Company issued a $150 million medium-term note with a fixed interest rate of 7.61 percent due March 3, 2003. The Company also issued a $25 million medium-term note with a fixed interest rate of 8 percent due February 28, 2010. The Company entered into interest rate swap contracts to exchange the interest rate payments associated with these medium-term notes to variable rate payments based on LIBOR. For additional disclosures regarding the Company's interest rate swap contracts, see Financial Instruments section in the Notes to Consolidated Financial Statements.

     In 1999, the Company issued a $24 million medium-term note with a fixed interest rate of 6 percent due January 26, 2009. The Company also entered into an interest rate swap contract to exchange the interest rate payments associated with this medium-term note to variable rate payments based on LIBOR. The Company also issued a $40 million medium-term note with a floating interest rate based on LIBOR with the interest rate reset quarterly due September 17, 2001. As of December 31, 2000, the floating interest rate based on LIBOR for the $40 million medium-term note was 6.66 percent.

Accrued Liabilities

Accrued liabilities consisted of the following:

                                                               December 31
                                                        ------------------------
In thousands                                                2000          1999
--------------------------------------------------------------------------------
Warranties                                              $   59,563    $   62,459
Advertising and sales promotion                             48,199        51,377
Other                                                       96,382        80,238
                                                        ----------    ----------
   Accrued liabilities                                  $  204,144    $  194,074
                                                        ==========    ==========

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

     The reconciliation of the beginning and ending balances of the projected benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:

                                                        December 31
                                                 -------------------------
In thousands                                         2000          1999
--------------------------------------------------------------------------
Change in projected benefit obligation:
 Benefit obligation at beginning of year        $ 1,166,949    $ 1,094,284
 Service cost                                        29,190         27,044
 Interest cost                                       88,245         74,406
 Amendments                                          31,599         16,442
 Actuarial loss(gain)                               (41,366)        24,013
 Benefits paid                                      (76,661)       (69,918)
 Curtailments/settlements                               120            116
 Other (foreign currency)                              (342)           562
                                                -----------    -----------
 Benefit obligation at end of year                1,197,734      1,166,949
                                                -----------    -----------

Change in plan assets:
 Fair value of plan assets at
  beginning of year                               1,033,097        946,615

 Actual return of plan assets                        46,765        117,272
 Employer contribution                               42,144         38,529
 Benefits paid                                      (76,661)       (69,918)
 Other (foreign currency)                              (405)           599
                                                -----------    -----------
 Fair value of plan assets at end
  of year                                         1,044,940      1,033,097
                                                -----------    -----------

 Funded status of plan                             (152,794)      (133,852)
 Unrecognized actuarial loss                         52,151         53,009
 Unrecognized prior service cost                    104,038         87,431
 Unrecognized transition assets                        (734)        (5,957)
                                                -----------    -----------
 Net amount recognized                          $     2,661    $       631
                                                ===========    ===========

Amounts Recognized in the
 Consolidated Balance Sheets
 consisted of:
 Prepaid pension cost                           $     1,526    $     1,487

 Intangible pension asset                            49,889         48,668
 Accrued pension cost                               (50,265)       (56,528)
 Accumulated other comprehensive income               1,511          7,004
                                                 ----------    -----------
 Net pension asset                               $    2,661    $       631
                                                 ==========    ===========

     Assumptions used in determining net periodic pension cost for the plans in the United States consisted of the following:


                                                     2000       1999     1998
--------------------------------------------------------------------------------
Discount rates                                       7.75%     6.75%     7.25%
Rates of increase in compensation levels             5.25%     4.50%     5.00%
Expected long-term rate of return on assets          9.50%     9.50%     9.50%

     For the valuation of projected benefit obligation at December 31, 2000 set forth in the table above, and for determining net periodic pension cost in 2001, the discount rate remained at 7.75 percent and the rate of increase in compensation remained at 5.25 percent. Assumptions for plans outside the United States are comparable to the above in all periods.

     The actuarial gain of $41.4 million in the reconciliation of the 2000 projected benefit obligation primarily represents favorable 2000 actual experience compared to the 1999 assumptions used for mortality rates and retirement ages.

     The Company amended its pension plans in 2000, 1999 and 1998 to include several benefit improvements for plans covering salaried and hourly employees.

     The components of net periodic pension cost consisted of the following:

                                                 Year Ended December 31
                                             ------------------------------
In thousands                                    2000      1999       1998
---------------------------------------------------------------------------
Components of net periodic pension cost:
 Service cost                                $ 29,190   $ 27,044   $ 22,223
 Interest cost                                 88,245     74,406     69,615
 Expected return on plan assets               (87,597)   (80,513)   (74,979)
 Amortization of transition assets             (5,214)    (5,214)    (4,798)
 Amortization of prior service cost            14,479     12,507     10,059
 Recognized actuarial loss                        991      4,189        867
 Curtailments/settlements                         613        116        936
                                             --------   --------   --------
 Net periodic pension cost                   $ 40,707   $ 32,535   $ 23,923
                                             ========   ========   ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,188,080, $1,082,689 and $1,032,424, respectively, as of December 31, 2000, and $1,157,410, $1,078,711 and $1,022,275, respectively, as of December 31, 1999.

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

     The reconciliation of the beginning and ending balances of the accumulated benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:

                                                    December 31
                                             -------------------------
In thousands                                     2000           1999
----------------------------------------------------------------------
Change in accumulated benefit obligation:
 Benefit obligation at beginning of year     $  424,824     $  424,244
 Service cost                                    14,007         14,390
 Interest cost                                   31,498         27,282
 Actuarial gain                                  (6,720)       (13,837)
 Benefits paid                                  (30,206)       (27,255)
                                             ----------     ----------
 Benefit obligation at end of year              433,403        424,824
                                             ----------     ----------

Change in plan assets:
 Fair value of plan assets at beginning
 of year                                             --             --
 Employer contribution                           30,206         27,255
 Benefits paid                                  (30,206)       (27,255)
                                             ----------     ----------
 Fair value of plan assets at end of year            --             --
                                             ----------     ----------

 Funded status of plan                         (433,403)      (424,824)
 Unrecognized actuarial gain                    (47,177)       (40,392)
 Unrecognized prior service cost                    158         (2,170)
                                             ----------     ----------
 Postretirement benefit liability            $ (480,422)    $ (467,386)
                                             ==========     ==========

     Assumptions used in determining net periodic postretirement benefit cost consisted of the following:

                                                   2000       1999       1998
--------------------------------------------------------------------------------
Health care cost trend rates(1):
 Current year                                      5.50%      6.00%      6.50%
 Decreasing gradually to the year 2001 and
 remaining thereafter                              5.00%      5.00%      5.00%
Discount rates                                     7.75%      6.75%      7.25%

(1) Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

     For the valuation of accumulated benefit obligation at December 31, 2000 set forth in the table above, and for determining net postretirement benefit costs in 2001, the discount rate remained at 7.75 percent and the health care cost trend rates were assumed to be 5.0 percent for 2001 and thereafter.

     The components of net periodic postretirement cost consisted of the following:

                                            Year Ended December 31
                                       --------------------------------
In thousands                              2000       1999        1998
-----------------------------------------------------------------------
Components of net periodic
postretirement cost:
 Service cost                          $ 14,007    $ 14,390    $ 12,895
 Interest cost                           31,498      27,282      26,613
 Amortization of prior service cost      (2,030)     (7,629)     (8,975)
 Recognized actuarial gain                 (233)                 (1,780)
                                       --------    --------    --------
 Net periodic postretirement cost      $ 43,242    $ 34,043    $ 28,753
                                       ========    ========    ========

     The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a one-percentage change in assumed health care cost trend rates consisted of the following:

                            1-Percentage-  1-Percentage-
                                Point          Point
In thousands                   Increase       Decrease
---------------------------------------------------------
Effect on total of
 postretirement service
 and interest cost
 components                 $    6,309          (5,533)
Effect on postretirement
 benefit obligation             45,350         (41,054)

Leases

The Company leases buildings, machinery, equipment and automobiles under operating leases. Rental expense for operating leases amounted to $27.2 million, $25.8 million and $25.9 million for 2000, 1999 and 1998, respectively.

     Future minimum lease payments for operating leases as of December 31, 2000 consisted of the following:

Year Ending                                                         In thousands
--------------------------------------------------------------------------------
2001                                                                  $  16,684
2002                                                                     13,180
2003                                                                      9,741
2004                                                                      5,465
2005                                                                      2,989
Thereafter                                                                8,357
                                                                      ---------
   Total minimum lease payments                                       $  56,416
                                                                      =========

Financial Instruments

The Company uses foreign exchange forward and option contracts to manage certain foreign currency exchange exposure. The counterparties to the contracts are high credit quality international financial institutions. During 2000, 1999 and 1998, the Company used foreign exchange forward and option contracts to hedge the sale of appliances manufactured in the United States and sold to Canadian customers and to hedge amounts paid to employees in Mexico. Gains and losses recognized from these contracts were not significant. As of December 31, 2000 and 1999, the Company had open foreign currency forward contracts for the exchange of Canadian dollars and Mexican pesos, all having maturities less than twelve months, in the amount of U.S. $12.6 million and U.S. $68.4 million, respectively.

     The Company has commodity swap agreements outstanding for hedging the effect of changing raw material prices. Gains and losses on the swap agreements are deferred until settlement and recorded as a component of cost of goods sold when settled. The notional amounts of the commodity swap agreements are based on anticipated raw material purchases and expire during 2001. The Company recognized gains of approximately $5.7 million in 2000, and gains and losses were not significant in 1999.

     The Company has a trading program of interest rate swaps which it marks to market each period. The swap transactions involve the exchange of Canadian variable interest and fixed interest rate instruments. The counterparty is a single financial institution of the highest credit quality. All swaps are executed under an International Swap and Derivatives Association, Inc. (ISDA) master netting agreement. The Company had five swap transactions outstanding which mature by 2003 with a total notional amount of $67.7 million as of December 31, 2000 and $74.1 million as of December 31, 1999. The fair value of the swap positions of $24.2 million at December 31,

2000 and $23.7 million at December 31, 1999 is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets. The value of these individual swaps is dependent upon movements in the Canadian and U.S. interest rates. As the portfolio of interest rate swaps outstanding at December 31, 2000 is configured, there would be no measurable impact on the net market value of the swap transactions outstanding with any future changes in interest rates. In 2000, 1999 and 1998 the Company incurred net interest expense of $1.5 million, $1.5 million and $1.9 million, repectively in connection with these swap transactions.

     In 2000, the Company entered into two interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments. At December 31, 2000, the Company had four outstanding interest rate swap agreements with notional amounts totalling $299 million. Under these agreements, the Company receives weighted average fixed interest rates of 7.08 percent and pays floating interest rates based on three month LIBOR rates, or a weighted average interest rate of 6.43 percent, as of December 31, 2000. The net interest expense associated with the interest rate swap contracts was not significant.

     Financial instruments which subject the Company to concentrations of credit risk primarily consist of accounts receivable from customers. The majority of the Company's sales are derived from the home appliances segment which sells predominantly to retailers. These retail customers range from major national retailers to independent retail dealers and distributors. In some instances, the Company retains a security interest in the product sold to customers. The Company also maintains credit insurance on a portion of its accounts receivable. While the Company has experienced losses in collection of accounts receivables due to business failures in the retail environment, the assessed credit risk for existing accounts receivable is provided for in the allowance for doubtful accounts.

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

     The carrying amounts and fair values of the Company's financial instruments, consisted of the following:

                                         December 31, 2000               December 31, 1999
                                     ---------------------------------------------------------
                                      Carrying          Fair          Carrying          Fair
In thousands                           Amount           Value          Amount          Value
----------------------------------------------------------------------------------------------
Cash and cash equivalents            $   27,198      $   27,198      $   28,815     $   28,815
Accounts receivable                     538,403         538,403         494,747        494,747
Notes payable                          (358,430)       (358,430)       (133,041)      (133,041)
Long-term debt                         (515,818)       (524,339)       (508,237)      (516,942)
Interest rate swaps - trading           (24,207)        (24,207)        (23,692)       (23,692)
Interest rate swaps - non-trading                        11,896                         (1,337)
Foreign currency contracts                  624             624            (483)          (483)
Commodity swap contracts                                    436                          2,432
Forward stock purchase contracts
(Company settlement choice)                                                             (9,595)

Forward stock purchase contracts
(Net cash settlement)                  (1,309)        (1,309)        2,570            2,570
Put option contracts
(Temporary equity)                   (200,000)       (51,489)                       (17,002)
Put option contracts (other)                         (31,484)                       (63,843)

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

Company Obligated Manditorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Debentures and Minority Interests

In 1999, the Company together with two newly established business trusts, issued units comprised of (a) a preferred security of each Maytag Trusts which provides for a 6.85 and 6.3 percent per annum distribution, respectively and (b) a purchase contract requiring the unitholder to purchase shares of Maytag common stock from the Company on November 15, 2002 and June 30, 2002, respectively. An outside investor purchased the units for a noncontrolling interest in the Maytag Trusts in the aggregate for $200 million. The Maytag Trusts used the proceeds from the sale of the units, in addition to $6 million aggregate capital contributions from the Company, to purchase $103 million of 6.85 percent Maytag debentures due November 15, 2004 and $103 million of 6.3 percent Maytag debentures due June 30, 2004. The terms of the debentures parallel the terms of the preferred securities issued by the Maytag Trusts. The applicable distribution rate on the preferred securities of the Maytag Trusts that remain outstanding after November 15, 2002 and June 30, 2002, respectively, will be reset to reflect changes in the market for such securities. Under the purchase contracts, the Company will pay the holder contract adjustment payments at a rate of 4.265 percent and 3.359 percent of the stated amount of units per annum, respectively. Under the purchase contracts, the Company will issue shares of Maytag common stock for a total purchase price of $200 million. The maximum number of shares the Company will be required to deliver to the holder, for the cumulative purchase price of $200 million, is approximately 4.4 million shares, reflecting a minimum issuance price of $45 per share. If the share price is above $45 per share at the time of settlement, Maytag will issue fewer shares. The Company's objective in this transaction was to raise low-cost, equity funds. For financial reporting purposes, the outside investor's noncontrolling interest in the Maytag Trust of $200 million is reflected in "Company obligated manditorily redeemable preferred capital securities of subsidiary trust holding solely the Company's debentures" in the Consolidated Balance Sheets. The income attributable to such noncontrolling interest is reflected in Minority Interests in the Consolidated Statements of Income.

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

     In 1996, the Company invested approximately $35 million and committed additional cash investments of approximately $35 million to acquire a 50.5 percent ownership in Rongshida-Maytag, a manufacturer of home appliances in China. The Company's joint venture partner also committed additional cash investments of approximately $35 million, of which the final $7 million was contributed in 1998. The results of this majority-owned joint venture in China are included in the Company's consolidated financial statements.

     The (income)/loss attributable to the noncontrolling interest reflected in Minority interests in the Consolidated Statements of Income consisted of the following:

                                             Year Ended December 31
                                       ----------------------------------
In thousands                              2000         1999        1998
-------------------------------------------------------------------------
 Rongshida-Maytag                      $   4,776    $   4,027    $   (827)
 Maytag Trusts                           (13,063)      (3,791)
 Anvil Technologies LLC                   (7,505)      (7,459)     (7,448)
                                       ---------    ---------    --------
   Minority interests                  $ (15,792)   $  (7,223)   $ (8,275)
                                       =========    =========    ========

The outside investors' noncontrolling interest reflected in Minority interests in the Consolidated Balance Sheets consisted of the following:

                                       Year Ended December 31
                                       ----------------------
In thousands                              2000         1999
-------------------------------------------------------------
 Rongshida-Maytag                      $  64,966    $  69,742
 Anvil Technologies LLC                  100,097      100,046
                                       ---------    ---------
   Minority interests                  $ 165,063    $ 169,788
                                       =========    =========

Stock Plans

In 2000, the shareowners approved the 2000 Employee Stock Incentive Plan which replaced the 1996 Employee Stock Incentive Plan. The plan authorizes the issuance of up to 3.9 million shares of common stock, of which no more than 0.5 million shares may be granted as restricted stock. The vesting period and terms of stock options granted are established by the Compensation Committee of the Board of Directors. Generally, the options become exercisable three years after the date of grant and have a maximum term of 10 years. There are stock options and restricted stock outstanding that were granted under previous plans with terms similar to the 2000 plan.

     In 1998, the shareowners approved the 1998 Non-Employee Directors' Stock Option Plan which replaced the 1989 Non-Employee Directors' Stock Option Plan. The plan authorizes the issuance of up to 500,000 shares of Common stock to the Company's non-employee directors. Stock options under this plan are immediately exercisable upon grant and generally have a maximum term of five years.

     In the event of a change of Company control, all outstanding stock options become immediately exercisable under the above described plans. There were 2,540,691 and 821,212 shares available for future stock grants at December 31, 2000 and 1999, respectively.

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

 The Company's weighted-average assumptions consisted of the following:

                                                        2000          1999          1998
----------------------------------------------------------------------------------------
Risk-free interest rate                                 5.94%         6.04%         5.08%
Dividend yield                                          2.13%         1.50%         1.13%
Stock price volatility factor                           0.30          0.25          0.25
Weighted-average expected life (years)                     5             5             5
Weighted-average fair value of options granted
                                                       $9.99        $13.31        $13.09

   For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options' vesting period.
   The Company's pro forma information consisted of the following:

In thousands except per share data                      2000         1999         1998
--------------------------------------------------------------------------------------
Net income - as reported                            $200,967     $328,528     $280,610
Net income - pro forma                               189,281      321,090      275,672
Basic earnings per share - as reported                  2.58         3.80         3.05
Diluted earnings per share - as reported                2.44         3.66         2.99
Basic earnings per share - pro forma                    2.43         3.71         3.00
Diluted earnings per share - pro forma                  2.30         3.58         2.93

   Stock option activity consisted of the following:

                                                                  Average        Option
                                                                   Price         Shares
-----------------------------------------------------------------------------------------
Outstanding December 31, 1997                                  $  21.12         5,222,639
 Granted                                                          46.39           912,195
 Exercised                                                        17.14          (755,083)
 Exchanged for SAR                                                16.83              (520)
 Canceled or expired                                              20.91           (75,180)
                                                                              -----------
Outstanding December 31, 1998                                     26.03         5,304,051
 Granted                                                          46.08         2,043,952
 Exercised                                                        19.62          (437,400)
 Exchanged for SAR                                                15.80            (1,440)
 Canceled or expired                                              26.27           (71,700)
                                                                              -----------
Outstanding December 31, 1999                                     32.44         6,837,463
                                                                              ===========
 Granted                                                          30.21         1,700,170
 Exercised                                                        17.70          (243,105)
 Canceled or expired                                              30.86          (123,111)
                                                                              -----------
Outstanding December 31, 2000                                  $  32.71         8,171,417
                                                                              ===========
Exercisable Options
 December 31, 1998                                             $  17.77         1,523,060
 December 31, 1999                                                19.30         2,847,772
 December 31, 2000                                                23.54         3,835,022

   Information with respect to stock options outstanding and stock options exercisable as of December 31, 2000 consisted of the following:

                            Options Outstanding                   Options Exercisable
               ---------------------------------------------- ----------------------------
                                  Weighted      Weighted                        Weighted
  Range of                        Average       Average                         Average
 Exercise           Number       Remaining      Exercise          Number        Exercise
  Prices          Outstanding      Life          Price          Exercisable      Price
------------------------------------------------------------- ----------------------------
$14.25-$16.00          385,547        2.6           $15.33           385,547        $15.33
$17.63-$24.63        2,101,330        5.4            18.98         2,101,330         18.98
$27.34-$35.19        2,648,710        8.5            29.83         1,263,540         31.38
$42.88-$46.34        2,734,113        8.4            45.72            21,605         42.88
$51.91-$70.94          301,717        7.5            57.97            63,000         61.87
               ---------------                               ---------------
                     8,171,417                                     3,835,022
               ===============                               ===============

   Some stock options were granted with stock appreciation rights (SAR) which entitle the employee to surrender the right to receive up to one-half of the shares covered by the option and to receive a cash payment equal to the difference between the stock option price and the market value of the shares being surrendered. Stock options with a SAR outstanding were 31,240 at December 31, 2000, 41,285 at December 31, 1999 and 69,465 at December 31, 1998.

   The Company issued restricted stock and stock units to certain executives that vest over a three-year period based on achievement of pre-established financial objectives. Restricted stock is paid out in shares and the stock units are paid out in cash. Restricted stock shares outstanding the end of 2000, 1999 and 1998 were 120,966, 253,290 and 311,960, respectively. Restricted stock units outstanding at the end of 2000, 1999 and 1998 were 84,199, 175,016 and 217,186, respectively. The expense for the anticipated restricted stock and stock unit payout is amortized over the three-year vesting period and is adjusted based on actual performance compared to the pre-established financial objectives. The expense/(income) was $(2.2) million, $8.2 million and $11.8 million in 2000, 1999 and 1998, respectively. No restricted stock was granted in 2000 as the Company adopted a Performance Incentive Award Program with a cash payout that replaces the restricted stock program.

Employee Stock Ownership Plan
The Company established an Employee Stock Ownership Plan (ESOP), and a related trust issued debt and used the proceeds to acquire shares of the Company's stock for future allocation to ESOP participants. ESOP participants generally consist of all United States employees except certain groups covered by a collective bargaining agreement. The Company guarantees the ESOP debt and reflects it in the Consolidated Balance Sheets as Long-term debt with a related amount shown in the Shareowners' equity section as part of Employee stock plans.

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

   The ESOP shares held in trust consisted of the following:

                                                                      December 31
                                                            -----------------------------
                                                                   2000              1999
-----------------------------------------------------------------------------------------
Original shares held in trust:
   Released and allocated                                     2,153,998         1,932,055
   Unreleased shares (fair value; 2000--$22,720,373;
   1999--$44,404,224)                                           703,145           925,088
                                                           ------------      ------------
                                                              2,857,143         2,857,143
Additional shares contributed and allocated                     757,929           666,295
Shares withdrawn                                               (706,980)         (597,530)
                                                           ------------      ------------
Total shares held in trust                                    2,908,092         2,925,908
                                                           ============      ============

   The components of the total contribution to the ESOP trust consisted of the following:

                                                             Year Ended December 31
                                              ----------------------------------------------
In thousands                                      2000             1999             1998
--------------------------------------------------------------------------------------------
Debt service requirement                      $      8,600     $      8,963     $      9,325
Dividends earned on ESOP shares                     (2,086)          (2,150)          (2,086)
                                              ------------     ------------     ------------
Cash contribution to ESOP trust                      6,514            6,813            7,239
Fair market value of additional shares
contributed                                          3,133                                 6
                                              ------------     ------------     ------------
Total contribution to ESOP trust              $      9,647     $      6,813     $      7,245
                                              ============     ============     ============

   The components of expense recognized by the Company for the ESOP contribution consisted of the following:

                                                          Year Ended December 31
                                              -------------------------------------------------
In thousands                                        2000             1999           1998
-----------------------------------------------------------------------------------------------
Contribution classified as interest
 expense                                       $      1,540     $    2,265      $    2,265

Contribution classified as compensation
 expense                                              8,107          4,910           4,980
                                               ------------     ----------      ----------
Total expense for the ESOP contribution        $      9,647     $    6,813      $    7,245
                                               ============     ==========      ==========

Shareowners' Equity
The share activity of the Company's common stock consisted of the following:

                                                                 December31
                                            -------------------------------------------------
In Thousands                                       2000              1999             1998
---------------------------------------------------------------------------------------------
Common Stock
---------------------------------------------------------------------------------------------
Balance at beginning of period                     117,151           117,151          117,151
                                             -------------      ------------    -------------
   Balance at end of period                        117,151           117,151          117,151
                                             =============      ============    =============
Treasury stock
---------------------------------------------------------------------------------------------
Balance at beginning of period                     (34,626)          (27,933)         (22,465)
Purchase of common stock for treasury               (6,546)           (7,500)          (6,300)
Stock issued under stock option plans                  254               448              760
Stock issued under restricted stock
 awards, net                                             8                70               52
                                                                                           20
Additional ESOP shares issued
Stock issued in business acquisition                                     289
                                             -------------      ------------    -------------
   Balance at end of period                        (40,910)          (34,626)         (27,933)
                                             =============      ============    =============

   During 2000, the Company repurchased 6.5 million shares associated with its share repurchase program at a cost of $358 million. As of December 31, 2000, of the 14.7 million shares which may be repurchased under the existing board authorizations, the Company is contingently obligated to purchase 5.7 million shares under put option contracts, if such options are exercised. (See discussion of these put option contracts below.)

   During the first quarter of 2000, the Company settled a forward stock purchase contract, entered into in 1997, associated with four million shares before its maturity date for $9.6 million.

   In connection with the share repurchase program, the Company sold put options which give the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options on the designated expiration date. The put option contracts allow the Company to determine the method of settlement, however, a portion of the put option contracts associated with the financing transaction that established the Maytag Capital Trusts have certain settlement options which are considered not to be within the control of the Company. As such, the Company has established $200 million of Temporary equity, representing the maximum potential obligation for these put options, through a reduction in additional paid-in capital. In 2000, the Company paid $1 million in premiums to extend put option terms and in 1999 and 1998, received $47 million and $30 million, respectively, in premium proceeds from the sale of put options. As of December 31, 2000, there were 1.3 million put options outstanding, expiring in 2001, with strike prices ranging from $37.00 to $73.06; the weighted-average strike price was $57.27. As of December 31, 2000, there were 4.4 million put options outstanding associated with the financing transactions that established the Maytag Capital Trusts in 1999 which expire in 2002 and have a strike price of $45.
   In the fourth quarter of 1999, the Company entered into forward stock purchase agreements to repurchase shares of Maytag stock in the first quarter of 2000 and 2001 at an average price of $39. These forward stock purchase contracts require a net cash settlement. The Company recorded losses of $3.1 million in 2000 and gains of $2.6 million in 1999 associated with these contracts in Other-net in the Consolidated Statements of Income
   Pursuant to a Shareholder Rights Plan approved by the Company in 1998, each share of common stock carries with it one Right. Until exercisable, the Rights are not transferable apart from the Company's common stock. When exercisable, each Right entitles its holder to purchase one one-hundredth of a share of preferred stock of the Company at a price of $165. The Rights will only become exercisable if a person or group acquires 20 percent (which may be reduced to not less than 10 percent at the discretion of the board of directors) or more of the Company's common stock. In the event the Company is acquired in a merger or 50 percent or more of its consolidated assets or earnings power are sold, each Right entitles the holder to purchase common stock of either the surviving or acquired company at one-half its market price. The Rights may be redeemed in whole by the Company at a purchase price of $.01 per Right. The preferred shares will be entitled to 100 times the aggregate per share dividend payable on the Company's common stock and to 100 votes on all matters submitted to a vote of shareowners. The Rights expire May 2, 2008.

Supplementary Expense Information
Advertising costs and research and development expenses consisted of the following:

                                                            Year Ended December 31
                                               ----------------------------------------------
In thousands                                           2000            1999              1998
---------------------------------------------------------------------------------------------
Advertising costs                              $    167,616     $    170,037     $    168,483
Research and development expenses                    80,057           66,430           59,468

Earnings Per Share
The computation of basic and diluted earnings per share consisted of the following:

                                                           Year Ended December 31
                                             ----------------------------------------------
In thousands except per share data                    2000             1999            1998
-------------------------------------------------------------------------------------------
Numerator:
-------------------------------------------------------------------------------------------
Income before extraordinary item               $   200,967     $    328,528   $     286,510
Extraordinary item - loss on early
 retirement of debt                                                                  (5,900)
                                               -----------     ------------   -------------
Numerator for basic and diluted earnings
 per share - net income                        $   200,967     $    328,528  $      280,610
                                               ===========     ============   =============
Denominator:
-------------------------------------------------------------------------------------------
Denominator for basic earnings per share
 - weighted-average shares                          77,860           86,443          91,941
Effect of dilutive securities:
Stock option plans                                     882            1,687           1,678
Restricted stock awards                                 87              170             196
Put options                                          3,596              872              53

Forward stock purchase contract                                         559             105
                                               -----------     ------------   -------------
Potential dilutive common shares                     4,565            3,288           2,032
                                               -----------     ------------   -------------
Denominator for diluted earnings per
 share - adjusted weighted-average shares           82,425           89,731          93,973
                                               ===========     ============   =============
Basic earnings per share                       $      2.58     $       3.80   $        3.05
                                               ===========     ============   =============
Diluted earnings per share                     $      2.44     $       3.66   $        2.99
                                               ===========     ============   =============

   For additional disclosures regarding stock option plans and restricted stock awards, see Stock Plans section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's put options and forward stock purchase contract, see Shareowners' Equity section in the Notes to Consolidated Financial Statements.

Environmental Remediation
The operations of the Company are subject to various federal, state and local laws and regulations intended to protect the environment, including regulations related to air and water quality and waste handling and disposal. The Company also has received notices from the U.S. Environmental Protection Agency, state agencies and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to such sites. The Company=s ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. The Company also has responsibility, subject to specific contractual terms, for environmental claims for assets or businesses which have previously been sold.
   While it is possible the Company=s estimated undiscounted obligation of approximately $12 million for future environmental costs may change in the near term, the Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The accrual for environmental liabilities is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets.

Commitments and Contingencies
The Company has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
   At December 31, 2000, the Company has outstanding commitments for capital expenditures of $43 million.

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

   Financial information for the Company's reportable segments consisted of the following:

                                                             Year Ended December 31
                                               ------------------------------------------------
In thousands                                       2000              1999              1998
-----------------------------------------------------------------------------------------------
Net sales
 Home appliances                               $  3,712,708      $  3,706,357      $  3,482,842
 Commercial appliances                              417,754           490,916           458,008
 International appliances                           117,042           126,400           128,440
                                               ------------      ------------      ------------
  Consolidated total                           $  4,247,504      $  4,323,673      $  4,069,290
                                               ============      ============      ============
Operating income
 Home appliances                               $    478,137      $    562,288      $    505,110
 Commercial appliances                               14,483            58,209            49,769
 International appliances                            (6,396)           (3,313)            5,939
                                               ------------      ------------      ------------
  Total for reportable segments                     486,224           617,184           560,818
 Corporate                                          (67,954)          (41,691)          (38,080)
                                               ------------      ------------      ------------
  Consolidated total                           $    418,270      $    575,493      $    522,738
                                               ============      ============      ============
Capital expenditures
 Home appliances                               $    133,809      $    117,765      $    126,019
 Commercial appliances                                8,148             6,574             9,044
 International appliances                             5,744             8,961            21,817
                                               ------------      ------------      ------------
  Total for reportable segments                     147,701           133,300           156,880
 Corporate                                           15,124            14,006             4,371
                                               ------------      ------------      ------------
  Consolidated total                           $    162,825      $    147,306      $    161,251
                                               ============      ============      ============
Depreciation and amortization
 Home appliances                               $    132,858      $    124,792      $    129,712
 Commercial appliances                               11,653            11,366             9,781
 International appliances                            10,301             9,337             7,533
                                               ------------      ------------      ------------
  Total for reportable segments                     154,812           145,495           147,026
 Corporate                                            5,525             1,898             1,528
                                               ------------      ------------      ------------
  Consolidated total                           $    160,337      $    147,393      $    148,554
                                               ============      ============      ============
Total assets
 Home appliances                               $  1,793,626      $  1,792,185      $  1,736,396
 Commercial appliances                              268,314           272,506           266,750
 International appliances                           259,255           249,581           255,361
                                               ------------      ------------      ------------
  Total for reportable segments                   2,321,195         2,314,272         2,258,507
 Corporate                                          347,729           322,215           329,156
                                               ------------      ------------      ------------
  Consolidated total                           $  2,668,924      $  2,636,487      $  2,587,663
                                               ============      ============      ============

   In 2000, the Company recorded special charges in operating income of $49.2 million. Of the $49.2 million special charges, $19.7 million, $9.3 million and $20.2 million were recorded in home appliances, commercial appliances and Corporate, respectively. For additional disclosures regarding the special charges, see "Special Charges and Loss on Securities" section in the Notes to Consolidated Financial Statements. Corporate assets includes such items as deferred tax assets, intangible pension assets and other assets.

   The reconciliation of segment profit to consolidated income before income taxes and minority interests consisted of the following:

                                                             Year Ended December 31
                                               ------------------------------------------------
In thousands                                        2000              1999              1998
-----------------------------------------------------------------------------------------------
Total operating income for reportable
 segments                                      $    486,224      $    617,184      $    560,818
Corporate                                           (67,954)          (41,691)          (38,080)
Interest expense                                    (64,133)          (59,259)          (62,765)
Loss on securities                                  (17,600)
Other - net                                          (4,578)           14,617            10,912
                                               ------------      ------------      ------------
  Consolidated income before income
   taxes, minority interests and
   extraordinary item                          $    331,959      $    530,851      $    470,885
                                               ============      ============      ============

   Financial information related to the Company's operations by geographic area consisted of the following:

                                                            Year Ended December 31
                                               ----------------------------------------------
In thousands                                        2000             1999             1998
---------------------------------------------------------------------------------------------
Net sales
 United States                                 $  3,754,335     $  3,831,608     $  3,601,790
 China                                              117,042          126,400          128,440
 Other foreign countries                            376,127          365,665          339,060
                                               ------------     ------------     ------------
  Consolidated total                           $  4,247,504     $  4,323,673     $  4,069,290
                                               ============     ============     ============
                                                                 December 31
                                               ----------------------------------------------
In thousands                                        2000             1999             1998
---------------------------------------------------------------------------------------------
Long-lived assets
 United States                                 $    876,365     $    876,290     $    867,425
 China                                               86,657           90,413           90,080
 Other foreign countries                              7,173            9,405            8,089
                                               ------------     ------------     ------------
  Consolidated total                           $    970,195     $    976,108     $    965,594
                                               ============     ============     ============

   Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment. Sales to Sears, Roebuck and Co. represented 11% of 2000 consolidated net sales and 10% of consolidated net sales in 1999 and 1998.

Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations consisted of the following:

                                        December      September      June        March
In thousands, except per share data        31             30          30           31
-----------------------------------------------------------------------------------------
2000
 Net sales                             $  991,307    $1,056,429   $1,104,275   $1,095,493
 Gross profit                             249,465       276,287      305,973      313,948
 Net income (loss)(1)                     (10,154)       59,533       75,665       75,923
  Basic earnings (loss) per share           (0.13)         0.77         0.97         0.95
  Diluted earnings (loss) per share         (0.12)         0.74         0.92         0.89
1999
 Net sales                             $1,062,966    $1,069,132   $1,085,389   $1,106,186
 Gross profit                             303,954       297,371      322,758      327,337
 Net income                                71,536        81,774       88,202       87,016
  Basic earnings per share                   0.86          0.95         1.00         0.98
  Diluted earnings per share                 0.82          0.92         0.97         0.95

(1) The fourth quarter of 2000 includes $31.2 million after-tax special charges associated with discontinued business and product initiatives, asset write downs and severance costs related to management changes and an $11.2 million after-tax special charge for loss on securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning directors and officers on pages 1 through 9 of the Proxy Statement of the Company is incorporated herein by reference. Additional information concerning executive officers of the Company is included under "Executive Officers of the Registrant" included in Part I, Item 4.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 47.

           (3) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 48 through 51.

(b) The Company filed a Form 8-K dated November 13, 2000 that announced Lloyd D. Ward had resigned as Chairman, Chief Executive Officer and as a director.

    The Company filed a Form 8-K dated December 14, 2000 that announced it experienced slower than expected sales of major appliances during October and November causing fourth quarter consolidated sales and earnings to be below previous expectations.

    The Company filed a Form 8-K dated January 31, 2001 that announced William
    L. Beer was named president of the Corporation's major appliance division and that Roger K. Scholten had been named senior vice president and general counsel.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 48 through 51.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 47.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MAYTAG CORPORATION
                                       ------------------------------------
                                       (Registrant)

                                       /s/ Leonard A. Hadley
                                       ------------------------------------
                                       Leonard A. Hadley
                                       President and Chief Executive Officer
                                       Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Steven H. Wood                     /s/ Vitas A. Stukas
-----------------------------------    ----------------------------------------
Steven H. Wood                         Vitas A. Stukas
Executive Vice President and           Vice President and Controller
Chief Financial Officer
/s/ Barbara R. Allen                   /s/ Howard L. Clark, Jr.
-----------------------------------    ----------------------------------------
Barbara R. Allen                       Howard L. Clark, Jr.
Director                               Director
/s/ Lester Crown
-----------------------------------    ----------------------------------------
Lester Crown                           Wayland R. Hicks
Director                               Director
/s/ William T. Kerr                    /s/ Bernard G. Rethore
-----------------------------------    ----------------------------------------
William T. Kerr                        Bernard G. Rethore
Director                               Director
/s/ W. Ann Reyonlds                    /s/ John A. Sivright
-----------------------------------    ----------------------------------------
W. Ann Reynolds                        John A. Sivright
Director                               Director
/s/ Neele E. Stearns, Jr.              /s/ Fred G. Steingraber
-----------------------------------    ----------------------------------------
Neele E. Stearns, Jr.                  Fred G. Steingraber
Director                               Director

------------------------------------
Carole J. Uhrich
Director

Date: March 16, 2001

                          ANNUAL REPORT ON FORM 10-K

                    Item 14(a)(1), (2) and (3), (c) and (d)

                       LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                               LIST OF EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                         Year Ended December 31, 2000

                              MAYTAG CORPORATION
                                 NEWTON, IOWA

FORM 10-K--ITEM 14(a)(1), (2) AND ITEM 14(d)

MAYTAG CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and supplementary data of Maytag Corporation and subsidiaries are included in Part II, Item 8:

                                                                   Page
                                                                   ----

    Consolidated Statements of Income--Years Ended
      December 31, 2000, 1999, and 1998..........................    18

    Consolidated Balance Sheets--
      December 31, 2000 and 1999.................................    19

    Consolidated Statements of Shareowners' Equity--Years Ended
      December 31, 2000, 1999 and 1998...........................    21

    Consolidated Statements of Comprehensive Income--
      December 31, 2000, 1999 and 1998...........................    22

    Consolidated Statements of Cash Flows--Years Ended
      December 31, 2000, 1999 and 1998...........................    23

    Notes to Consolidated Financial Statements...................    24

    Quarterly Results of Operations--Years 2000 and 1999.........    43

The following consolidated financial statement schedule of Maytag Corporation and subsidiaries is included in Item 14(d):

    Schedule II  Valuation and Qualifying Accounts...............    52

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

                                                                             Incorporated         Filed with
Exhibit                                                                        Herein by          Electronic
 Number                       Description of Document                        Reference to         Submission
-------                       -----------------------                        ------------         ----------
 3(a)     Restated Certificate of Incorporation of Registrant.           1993 Annual Report
                                                                         on Form 10-K

 3(b)     Certificate of Designations of Series A Junior Participating   1988 Annual Report
          Preferred Stock of Registrant.                                 on Form 10-K.

 3(c)     Certificate of Increase of Authorized Number of Shares of      1988 Annual Report
          Series A Junior Participating Preferred Stock of Registrant.   on Form 10-K.

 3(d)     Certificate of Amendment to Certificate of Designations of     1997 Annual Report
          Series A Junior Participating Preferred Stock of Registrant.   on Form 10-K

 3(e)     By-Laws of Registrant, as amended through                      March 31, 2000
          February 10, 2000.                                             Report on Form 10-Q


 4(a)     Rights Agreement dated as of February 12, 1998 between         Form 8-A dated
          Registrant and Harris Trust and Savings Bank.                  February 12, 1998,
                                                                         Exhibit 1.

 4(b)     Letter to Shareholders dated February 12, 1998 relating to     Current Report on
          the adoption of a shareholders rights plan with attachments.   Form 8-K dated
                                                                         February 12, 1998,
                                                                         Exhibit 1.

 4(c)     Indenture dated as of June 15, 1987 between Registrant and     Quarterly Report
          The First National Bank of Chicago.                            on Form 10-Q for
                                                                         the quarter ended
                                                                         June 30, 1987.

                                                                             Incorporated         Filed with
Exhibit                                                                        Herein by          Electronic
 Number                       Description of Document                        Reference to         Submission
-------                       -----------------------                        ------------         ----------
 4(d)     First Supplemental Indenture dated as of September 1, 1989     Current Report on
          between Registrant and The First National Bank of Chicago.     Form 8-K dated
                                                                         September 28,
                                                                         1989, Exhibit 4.3.

 4(e)     Second Supplemental Indenture dated as of November 15, 1990    Current Report on
          between Registrant and                                         Form 8-K dated
          The First National Bank of Chicago.                            November 29, 1990.


 4(f)     Third Supplemental Indenture dated as of August 20, 1996       Current Report on
          between Registrant and                                         Form 8-K dated
          The First National Bank of Chicago.                            August 20, 1996.


 4(g)     U.S. $400,000,000 Credit Agreement Dated as of July 28, 1996   1995 Annual Report
          among Registrant, the banks Party Hereto and Bank of           on Form 10-K
          Montreal, Chicago Branch as Agent and Royal Bank of Canada
          as Co-Agent.

 4(h)     Second Amendment to Credit Agreement Dated as of July 1,       1996 Annual Report
          1996 among Registrant, the banks Party Hereto and Bank of      on Form 10-K
          Montreal, Chicago Branch as Agent and Royal Bank of Canada
          as Co-Agent.

 4(i)     Third Amendment to Credit Agreement Dated as of June 10,       1997 Annual Report
          1997 among Registrant, the banks Party Hereto and Bank of      on Form 10-K
          Montreal, Chicago Branch as Agent and Royal Bank of Canada
          as Co-Agent.

 4(j)     Fourth Amendment to Credit Agreement Dated as of April 26,     1999 Annual Report
          1999 among Registrant, the banks Party Hereto and Bank of      on Form 10-K
          Montreal, Chicago Branch as Agent and Royal Bank of Canada
          as Co-Agent.


 4(k) Copies of instruments defining the rights of holders of long-term debt not required to be filed herewith or incorporated herein by reference will be furnished to the Commission upon request.

10(b)     Change of Control Agreements (1).                                                          X

10(c)     Executive Severance Agreements (1).                                                        X

                                                                             Incorporated         Filed with
Exhibit                                                                        Herein by          Electronic
 Number                       Description of Document                        Reference to         Submission
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
10(e)     1989 Non-Employee Directors Stock Option                       Exhibit A to
          Plan (1).                                                      Registrant's Proxy
                                                                         Statement dated
                                                                         March 18, 1990.


10(g)     1992 Stock Option Plan for Executives and                      Exhibit A to
          Key Employees (1).                                             Registrant's Proxy
                                                                         Statement dated
                                                                         March 16, 1992.


10(i)     Directors Deferred Compensation Plan (1).                      Amendment No. 1 on
                                                                         Form 8 dated April
                                                                         5, 1990 to 1989
                                                                         Annual Report on
                                                                         Form 10-K.

10(j)     1996 Employee Stock Incentive Plan (1).                        Exhibit A to
                                                                         Registrant's Proxy
                                                                         Statement dated
                                                                         March 20, 1996.

10(k)     1988 Capital Accumulation Plan for Key Employees (1).          Amendment No. 1 on
          (Superseded by Deferred Compensation Plan, as amended and      Form 8 dated April
          restated effective January 1, 1996)                            5, 1990 to 1989
                                                                         Annual Report on
                                                                         Form 10-K.

10(l)     Maytag Deferred Compensation Plan, as amended and restated     1995 Annual Report
          effective January 1, 1996.                                     on Form 10-K

10(m)     Directors Retirement Plan (1).                                 Amendment No. 1 on
                                                                         Form 8 dated April
                                                                         5, 1990 to 1989
                                                                         Annual Report on
                                                                         Form 10-K.

10(n)     1998 Non-Employee Directors' Stock Option Plan (1).            Exhibit A to
                                                                         Registrant's Proxy
                                                                         Statement dated
                                                                         April 2, 1998.

                                                                             Incorporated         Filed with
Exhibit                                                                        Herein by          Electronic
 Number                       Description of Document                        Reference to         Submission
-------                       -----------------------                        ------------         ----------
10(o)     2000 Employee Stock Incentive Plan (1).                        Exhibit A to
                                                                         Registrant's Proxy
                                                                         Statement dated
                                                                         April 3, 2000.

12        Ratio of Earnings to Fixed Charges.                                                        X

21        List of Subsidiaries of the Registrant.                                                    X

23        Consent of Independent Auditors.                                                           X

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                              Maytag Corporation
                             Thousands of Dollars





-------------------------------------------------------------------------------------------------------------------------------
            COL. A                      COL. B                       COL. C                     COL. D          COL. E
-------------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
          DESCRIPTION                 Balance at                                             Deductions--    Balance at End
                                                     ------------------------------------
                                      Beginning         Charged to           Charged to        Describe        of Period
                                      of Period          Costs and              Other
                                                         Expenses            Accounts--
                                                                              Describe
-------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
    Allowance for doubtful           $    22,327     $     2,945                         $     3,657  (1)     $    21,596
        accounts receivable                                                                       19  (2)
                                     -----------     -----------                         -----------          -----------
                                     $    22,327     $     2,945                         $     3,676          $    21,596
                                     ===========     ===========                         ===========          ===========
Year ended December 31, 1999:
    Allowance for doubtful           $    22,305     $     6,075                         $     6,163  (1)     $    22,327
        accounts receivable                                                                      (35) (2)
                                                                                                 (75) (3)
                                     -----------     -----------                         -----------          -----------
                                     $    22,305     $     6,075                         $     6,053          $    22,327
                                     ===========     ===========                         ===========          ===========
Year ended December 31, 1998:
    Allowance for doubtful           $    36,386     $    14,807                         $    29,743  (1)     $    22,305
        accounts receivable                                                                       73  (2)
                                                                                                (928) (4)
                                     -----------     -----------                         -----------          -----------
                                     $    36,386     $    14,807                         $    28,888          $    22,305
                                     ===========     ===========                         ===========          ===========

Note 1 - Uncollectible accounts written off
Note 2 - Effect of foreign currency translation
Note 3 - Resulting from acquisition of Jade effective January 1, 1999.
Note 4 - Resulting from acquisition of Three Gorges in the fourth quarter of 1998.