Form 10-Q
period 2001-03-31
MAYTAG CORP
filed 2001-05-14
CIK 63541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2001

                                      OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _________________ to ____________________

                         Commission file number 1-655


                              MAYTAG CORPORATION


A Delaware Corporation        I.R.S. Employer Identification No. 42-0401785


               403 West Fourth Street North, Newton, Iowa 50208


                 Registrant's telephone number:  641-792-7000


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


The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001:


                  Common Stock, $1.25 par value - 76,111,346
                  ------------------------------------------

                              MAYTAG CORPORATION
                         Quarterly Report on Form 10-Q
                         Quarter Ended March 31, 2001


                                   I N D E X
                                   ---------

                                                                 Page
                                                                 ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Income........................  3

        Consolidated Balance Sheets..............................  4

        Consolidated Statements of Cash Flows....................  6

        Notes to Consolidated Financial Statements...............  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................... 11

Item 3. Quantitative and Qualitative Disclosures about Market
        Risk..................................................... 15

PART II OTHER INFORMATION

Item 5.  Other Information....................................... 16

Item 6. Exhibits and Reports on Form 8-K......................... 16

        Signatures............................................... 17

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                              MAYTAG CORPORATION
                       Consolidated Statements of Income

                                                                 Three Months Ended
                                                                      March 31
                                                         ------------------------------
In thousands except per share data                               2001              2000
---------------------------------------------------------------------------------------
Net sales                                                $  1,076,474      $  1,095,493
Cost of sales                                                 812,597           781,545
                                                         ------------      ------------
    Gross profit                                              263,877           313,948
Selling, general and administrative expenses                  189,310           170,913
                                                         ------------      ------------
    Operating income                                           74,567           143,035
Interest expense                                              (16,261)          (13,523)
Other - net                                                     1,090            (2,937)
                                                         ------------      ------------
    Income before income taxes and minority
     interest                                                  59,396           126,575
Income taxes                                                  (21,211)           46,200
                                                         ------------      ------------
    Income before minority interest                            80,607            80,375
Minority interest                                              (4,329)           (4,452)
                                                         ------------      ------------
    Net income                                           $     76,278      $     75,923
                                                         ============      ============
Basic earnings per common share:
---------------------------------------------------------------------------------------
    Net income                                           $       1.00      $       0.95

Diluted earnings per common share:
---------------------------------------------------------------------------------------
    Net income                                           $       0.96      $       0.89

Dividends per common share                               $       0.18      $       0.18

See notes to consolidated financial statements.

                              MAYTAG CORPORATION
                          Consolidated Balance Sheets

                                                        March 31          December 31
In thousands except share data                            2001               2000
-------------------------------------------------------------------------------------
Assets

Current assets
-------------------------------------------------------------------------------------
Cash and cash equivalents                        $        21,302      $        27,198
Accounts receivable                                      632,505              538,403
Inventories                                              414,810              408,550
Deferred income taxes                                     45,939               45,616
Other current assets                                      34,297               56,792
                                                 ---------------      ---------------
    Total current assets                               1,148,853            1,076,559

Noncurrent assets
-------------------------------------------------------------------------------------
Deferred income taxes                                    134,293              110,393
Prepaid pension cost                                       1,463                1,526
Intangible pension asset                                  49,889               49,889
Other intangibles                                        411,339              414,981
Other noncurrent assets                                   51,801               45,381
                                                 ---------------      ---------------
    Total noncurrent assets                              648,785              622,170

Property, plant and equipment
-------------------------------------------------------------------------------------
Property, plant and equipment                          2,214,943            2,192,778
Less allowance for depreciation                        1,252,694            1,222,583
                                                 ---------------      ---------------
    Total property, plant and equipment                  962,249              970,195
                                                 ---------------      ---------------
    Total assets                                 $     2,759,887      $     2,668,924
                                                 ===============      ===============

See notes to consolidated financial statements.

                              MAYTAG CORPORATION
                    Consolidated Balance Sheets - Continued

                                                       March 31           December 31
In thousands except share data                           2001                2000
-------------------------------------------------------------------------------------
Liabilities and Shareowners' Equity

Current liabilities
-------------------------------------------------------------------------------------
Notes payable                                    $       374,854      $       358,430
Accounts payable                                         290,386              285,187
Compensation to employees                                 61,840               59,444
Accrued liabilities                                      209,852              204,144
Current portion of long-term debt                         89,440               64,482
                                                 ---------------      ---------------
    Total current liabilities                          1,026,372              971,687


Noncurrent liabilities
-------------------------------------------------------------------------------------
Deferred income taxes                                     22,529               21,953
Long-term debt, less current portion                     431,511              451,336
Postretirement benefit liability                         483,969              480,422
Accrued pension cost                                      59,418               50,265
Other noncurrent liabilities                             106,496              106,522
                                                 ---------------      ---------------
    Total noncurrent liabilities                       1,103,923            1,110,498

Company obligated mandatorily redeemable
preferred capital securities of
subsidiary trust holding solely
the Company's debentures                                 200,000              200,000

Minority interests                                       164,202              165,063

Temporary equity: Put Options                            200,000              200,000

Shareowners' equity
-------------------------------------------------------------------------------------
Preferred stock:
    Authorized - 24,000,000 shares (par
     value $1.00)
    Issued - none
Common stock:
    Authorized - 200,000,000 shares
    (par value $1.25)
    Issued - 117,150,593 shares,
    including shares in treasury                         146,438              146,438
Additional paid-in capital                               281,065              285,924
Retained earnings                                      1,233,929            1,171,364
Cost of Common stock in treasury
(2001 - 41,039,247 shares;
2000 - 40,910,458 shares)                             (1,556,310)          (1,539,163)
Employee stock plans                                     (27,175)             (31,487)
Accumulated other comprehensive income                   (12,557)             (11,400)
                                                 ---------------      ---------------
    Total shareowners' equity                             65,390               21,676
                                                 ---------------      ---------------
    Total liabilities and shareowners'
    equity                                       $     2,759,887      $     2,668,924
                                                 ===============      ===============

See notes to consolidated financial statements.

                              MAYTAG CORPORATION
                     Consolidated Statements of Cash Flows

                                                               Three Months Ended
                                                                    March 31
                                                         ----------------------------
In thousands                                                 2001             2000
-------------------------------------------------------------------------------------
Operating activities
-------------------------------------------------------------------------------------
Net income                                                $  76,278         $  75,923
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Minority interest                                           4,329             4,452
  Depreciation                                               37,509            36,786
  Amortization                                                3,543             3,665
  Deferred income taxes                                     (23,647)           (8,585)
  Changes in working capital items exclusive of
   business acquisitions:
     Accounts receivable                                    (94,102)         (118,874)
     Inventories                                             (6,260)          (21,079)
     Other current assets                                    22,495            20,405
     Other current liabilities                               27,354            44,257
Pension assets and liabilities                                9,216             9,909
Postretirement benefit liability                              3,547             3,842
Special charges, net of cash expenditures                    (6,596)
Other - net                                                  (4,868)           (4,603)
                                                          ---------         ---------
  Net cash provided by operating activities                  48,798            46,098

Investing activities
-------------------------------------------------------------------------------------
Capital expenditures                                        (31,164)          (36,878)
                                                          ---------         ---------
    Total investing activities                              (31,164)          (36,878)

Financing activities
-------------------------------------------------------------------------------------
Proceeds from issuance of notes payable                      20,034            50,277
Repayment of notes payable                                   (3,610)             (846)
Proceeds from issuance of long-term debt                      8,824           175,000
Repayment of long-term debt                                  (3,691)           (3,870)
Stock repurchases                                           (27,672)         (208,723)
Forward stock purchase amendment                                               (9,595)
Stock options exercised and other common stock
 transactions                                                 2,097              (933)
Dividends on common stock                                   (13,713)          (14,317)
Dividends on minority interests                              (5,190)           (4,918)
                                                          ---------         ---------
    Total financing activities                              (22,921)          (17,925)
Effect of exchange rates on cash                               (609)              (20)
                                                          ---------         ---------
  Decrease in cash and cash equivalents                      (5,896)           (8,725)
Cash and cash equivalents at beginning of period             27,198            28,815
                                                          ---------         ---------
  Cash and cash equivalents at end of period              $  21,302         $  20,090
                                                          =========         =========

See notes to condensed consolidated financial statements.

                              MAYTAG CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 2001


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that are expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2000.

NOTE B--COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax, are as follows (in thousands):

 Three Months Ended March 31                               2001                 2000
-------------------------------------------------------------------------------------------
 Net income                                             $  76,278            $  75,923
 Unrealized losses on securities                             (212)              (1,023)
 Foreign currency translation                                (945)                  46
                                                        ---------            ---------
 Comprehensive income                                   $  75,121            $  74,946
                                                        =========            =========

The components of accumulated other comprehensive income, net of related tax are as follows:

                                                           March 31           December 31
In thousands                                                 2001                2000
-------------------------------------------------------------------------------------------
Minimum pension liability adjustment                    $     (959)          $      (959)
Unrealized losses on securities                               (212)
Foreign currency translation                               (11,386)              (10,441)
                                                        ----------           -----------
Accumulated other comprehensive income                  $  (12,557)          $   (11,400)
                                                        ==========           ===========

NOTE C--INVENTORIES

Inventories consisted of the following:

                                                        March 31            December 31
In thousands                                              2001                 2000
---------------------------------------------------------------------------------------
Raw materials                                          $   65,269          $   62,556
Work in process                                            71,084              67,535
Finished products                                         360,136             359,376
Supplies                                                    7,191               7,451
                                                       ----------          ----------
Total FIFO cost                                           503,680             496,918
Less excess of FIFO cost over LIFO                         88,870              88,368
                                                       ----------          ----------
     Inventories                                       $  414,810          $  408,550
                                                       ==========          ==========

NOTE D--EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

                                                                    March 31
                                                       ------------------------------
In thousands except per share data                          2001                2000
-------------------------------------------------------------------------------------
Numerator for basic and diluted earnings
 per share -- net income                               $  76,278           $  75,923
                                                       =========           =========
Denominator for basic earnings per share --
 weighted-average shares                                  76,205              80,151
Effect of dilutive securities:
  Stock option plans                                         884                 906
  Restricted stock awards                                                         92
  Put options                                              2,151               4,266
                                                       ---------           ---------
Potential dilutive common shares                           3,035               5,264
                                                       ---------           ---------
Denominator for diluted earnings per share
 -- adjusted weighted-average shares
                                                          79,240              85,415
                                                       =========           =========
Basic earnings per share                               $    1.00           $    0.95
                                                       =========           =========
Diluted earnings per share                             $    0.96           $    0.89
                                                       =========           =========

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

     Financial information for Maytag's reportable segments consisted of the following:

                                                            Three Months Ended
                                                                 March 31
                                                 -------------------------------------
In thousands                                             2001                 2000
--------------------------------------------------------------------------------------
Net sales
 Home appliances                                 $       944,167      $       953,426
 Commercial appliances                                    94,968              111,135
 International appliances                                 37,339               30,932
                                                 ---------------      ----------------
     Consolidated total                          $     1,076,474      $     1,095,493
                                                 ===============      ================
Operating income
 Home appliances                                 $        84,989      $       146,009
 Commercial appliances                                     1,417                7,410
 International appliances                                   (968)                (170)
                                                 ---------------      ----------------
     Total for reportable segments                        85,438              153,249
 Corporate                                               (10,871)             (10,214)
                                                 ---------------      ----------------
     Consolidated total                          $        74,567      $       143,035
                                                 ===============      ================

The reconciliation of segment profit to consolidated income before income taxes and minority interest consisted of the following:

                                                             Three Months Ended
                                                                  March 31
                                                 -------------------------------------
In thousands                                             2001                 2000
--------------------------------------------------------------------------------------
Total operating income for reportable
segments                                         $        85,438      $       153,249
Corporate                                                (10,871)             (10,214)
Interest expense                                         (16,261)             (13,523)
Other - net                                                1,090               (2,937)
                                                 ---------------      ----------------
     Consolidated income before income
     taxes and minority interest                 $        59,396      $       126,575
                                                 ===============      ================

     Asset information for Maytag's reportable segments consisted of the following:

                                                      March 31            December 31
In thousands                                            2001                  2000
--------------------------------------------------------------------------------------
Total assets
 Home appliances                                 $     1,888,347      $     1,793,626
 Commercial appliances                                   281,411              268,314
 International appliances                                249,912              259,255
 Total for reportable segments                         2,419,670            2,321,195
 Corporate                                               340,217              347,729
                                                 ---------------      ----------------
 Consolidated total                              $     2,759,887      $     2,668,924
                                                 ===============      ================

NOTE G--MINORITY INTEREST

The (income)/loss attributable to the noncontrolling interest reflected in Minority interest in the Consolidated Statements of Income consisted of the following:

                                                            Three Months Ended
                                                                 March 31
                                                    ----------------------------------
In thousands                                              2001               2000
--------------------------------------------------------------------------------------
Rongshida-Maytag                                    $          875      $         395
Maytag Trusts                                               (3,326)            (2,975)
Anvil Technologies                                          (1,878)            (1,872)
                                                    ---------------     --------------
 Minority interest                                  $       (4,329)     $      (4,452)
                                                    ===============     ==============

The outside investors' noncontrolling interest reflected in Minority interest in the Consolidated Balance Sheets consisted of the following:

                                                         March 31          December 31
In thousands                                               2001                2000
---------------------------------------------------------------------------------------
Rongshida-Maytag                                    $       64,091     $       64,966
Anvil Technologies                                         100,111            100,097
                                                    ----------------      -------------
 Minority interest                                  $      164,202     $      165,063
                                                    ===============     ==============

NOTE H--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting For Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which require companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS No.133 and No.138 did not result in any significant adjustment to the Company's earnings.

The Company uses interest rate swaps to adjust the proportion of total debt that is subject to variable and fixed interest rates. To manage associated cost of this debt in an efficient manner, the Company enters into interest rate swaps, in which the Company agrees to exchange, at specified intervals, the difference between interest amounts calculated by reference to an agreed upon notional principal amount. At March 31, 2001, the Company had interest rate swaps with a fair market value of approximately $9 million designated as fair value hedges of underlying fixed rate debt obligations. The mark-to-market values of both the fair value hedge instruments and the underlying debt obligations are recorded as Other noncurrent assets and Long-term debt on the Consolidated Balance Sheet, respectively with equal and offsetting unrealized gains and losses in the interest expense component of the Consolidated Statements of Income. The Company has analyzed their interest rate swaps and determined there is no ineffectiveness, and as a result, there is no current impact to earnings.

The Financial Accounting Standards Board's(FASB) Emerging Issues Task Force
(EITF)issue No.00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying EITF Issue No.96-13," is effective June 30, 2001. As the Company has determined that certain contract features limit the Company's ability to determine a net share settlement, EITF 00-19 will require the Company to record the put options related to the Maytag Trusts as a liability on June 30, 2001. The Company has estimated the unrecorded fair market value liability at March 31, 2001 to be $62.1 million.

EITF 00-19 will also require the mark-to-market of the stock purchase contract feature within the Maytag Trusts as the stock purchase contract also contains features which limit the Company's ability to determine a net share settlement. At March 31, 2001 the unrecorded mark-to-market asset approximates $50.1 million. If the fair market values would remain the same until June 30, 2001, the Company would need to recognize a cumulative effect change in accounting principle change loss of approximately $12 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 2001 with 2000

Maytag Corporation ("Maytag") has three reportable segments: home appliances, commercial appliances and international appliances. (See discussion and financial information about Maytag's reportable segments in Segment Reporting section of the Notes to Consolidated Financial Statements.)

Net Sales: Consolidated net sales were $1.076 billion in the first quarter of 2001, a decrease of 2 percent compared to the same period in 2000.

     Home appliances net sales, which include major appliances and floor care products, were slightly lower in the first quarter of 2001 compared to the same period in 2000 with a decrease in major appliances sales being partially offset by growth in floor care product sales. The decrease in major appliances sales was a result of weaker industry conditions and a competitive pricing environment. Maytag posted increases in sales of laundry and dishwasher products which were more than offset by sales declines in cooking and refrigeration products. The growth in sales of floor care product occurred, despite the industry being relatively flat, as well as experiencing a shift towards lower priced products. For the full year of 2001, Maytag expects the major appliances industry to be down three to five percent and expects the floorcare industry to be relatively flat compared to 2000.

     Commercial appliances net sales, which include vending and foodservice equipment, decreased 15 percent in the first quarter of 2001 compared to the same period in 2000. The net sales decrease was due primarily to the continued weak vending equipment industry as well as a decline in foodservice sales. The vending equipment industry decline is expected to continue through the remainder of 2001.

     Net sales of international appliances, which consist of Maytag's 50.5 percent owned joint venture in China ("Rongshida-Maytag"), increased 21 percent in the first quarter of 2001 compared to the same period in 2000 primarily due to an increase in laundry sales.

Gross Profit: Consolidated gross profit as a percent of sales decreased to 24.5 percent of sales in the first quarter of 2001 from 28.7 percent of sales in the same period in 2000. The decrease in gross margin was due primarily to lower sales and production volume, selective price decreases associated with an increasingly competitive major appliances business environment, unfavorable product mix, as well as higher distribution, warranty and raw material costs. Production levels were down due to lower sales levels as well as selective reduction in inventory levels which resulted in unfavorable overhead absorption. Maytag expects raw material prices for the remainder of 2001 to be relatively flat to slightly lower compared to 2000.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 17.6 percent of sales in the first quarter of 2001 compared to 15.6 percent of sales in the same period in 2000. The increase was due primarily to higher selling and advertising expenses to support new product introductions and increase brand awareness. Maytag expects the trend in selling and advertising expense to continue through the remainder of 2001.

Operating Income: Consolidated operating income for the first quarter of 2001 decreased 48 percent to $75 million, or 6.9 percent of sales, compared to $143 million, or 13.1 percent of sales, in the same period in 2000. The decrease in operating margin was due primarily to the decrease in gross profit margin and increased selling, general and administrative expenses as a percent of sales discussed above.

    Home appliances operating income decreased 42 percent in the first quarter of 2001 compared to 2000. Operating margin for the first quarter of 2001 was 9 percent of sales compared to 15.3 percent of sales in the same period in 2000. The decrease in operating margin was due primarily to the decrease in gross profit margins and increased selling, general and administrative expenses as a percent of sales discussed above.

    Commercial appliances operating income decreased 81 percent in the first quarter of 2001 compared to the same period in 2000. Operating margin for the first quarter of 2001 was 1.5 percent of sales compared to 6.7 percent of sales in the same period in 2000. The decrease in operating margin was due primarily to the decline in net sales discussed above.

    International appliances reported an operating loss of $1.0 million in the first quarter of 2001 compared to an operating loss of $0.2 million in the same period in 2000. The unfavorable comparison to 2000 was due primarily to the competitive pricing environment in China.

Interest Expense: Interest expense for the first quarter of 2001 was 20 percent higher than the same period in 2000 due to higher average borrowings primarily associated with share repurchases.

Income Taxes: The first quarter of 2001 included a one-time tax benefit of $42 million associated with an Internal Revenue Service audit settlement related to recognition of capital gains in prior year tax returns that were offset by available capital loss carryforwards.

     The effective tax rate, excluding the one-time tax benefit, for the first quarter was 35 percent, a decrease from 36.5 percent for the first quarter of 2000. The decrease in the effective tax rate was primarily due to state tax initiatives and research and development credits. Maytag expects the effective tax rate for the remainder of 2001 to be approximately 35 percent.

Minority Interest: Minority interest decreased by $0.2 million in the first quarter of 2001 compared to the first quarter of 2000 primarily due to the increased operating loss for Rongshida-Maytag.

Net Income: The following table summarizes the impact of the one-time tax benefit on reported net income and diluted earnings per share. The decrease in net income, excluding the one-time tax benefit, was primarily due to the decrease in operating income and higher interest expense partially offset by the decrease in the effective tax rate. The decrease in diluted earnings per share, excluding the one-time tax benefit, was due to the decrease in net income partially offset by the impact of lower shares outstanding as a result of Maytag's share repurchase program.

                                                 Quarter Ended
                                                    March 31
                                             --------------------
Net income (in millions)                        2001      2000
-----------------------------------------------------------------
Excluding tax benefit                        $  34.3     $  75.9
Tax benefit                                     42.0
                                             --------    --------
Reported                                     $  76.3     $  75.9
                                             ========    ========

                                                 Quarter Ended
                                                    March 31
                                             --------------------
Diluted earnings per common share               2001      2000
-----------------------------------------------------------------
Excluding tax benefit                        $  0.43     $  0.89
Tax benefit                                     0.53
                                             --------    --------
Reported                                     $  0.96     $  0.89
                                             ========    ========

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

     Net cash provided by operating activities for the first quarter of 2001 increased slightly compared to the same period in 2000 primarily due to a decrease in working capital requirements in the first quarter of 2001 compared to the same period in 2000.

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

     Capital expenditures in the first quarter of 2001 were $31 million compared to $37 million in 2000. Maytag plans to invest approximately $180 to $190 million in capital expenditures in 2001.

Total Financing Activities: Dividend payments on Maytag's common stock in the first quarter of 2001 and 2000 were $14 million, or $0.18 per share.

     During the first quarter of 2001, Maytag repurchased 0.4 million shares of common stock at a cost of $28 million. Maytag is obligated to repurchase 5.3 million shares under put option contracts, if such options are exercised. (See discussion of these put option contracts below.)

     In connection with the share repurchase program, Maytag sold put options that give the purchaser the right to sell shares of Maytag's common stock to Maytag at specified prices upon exercise of the options. The put option contracts allow Maytag to determine the method of settlement. Of the 5.3 million shares committed to be repurchased under put option contracts, there were 0.9 million put options outstanding as of March 31, 2001 (all of which expire by the end of September 2001) with strike prices ranging from $37.00 to $65.45; the weighted-average strike price was $51.79. As of March 31, 2001, there were 4.4 million put options outstanding, the remainder of the 5.3 million shares committed to be repurchased under put option contracts, associated with the financing transactions that established the Maytag Capital Trusts in 1999. The
4.4 million put options expire in 2002 and have a strike price of $45.

     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag's commercial paper program is supported by credit agreements with a consortium of lenders which provide revolving credit facilities totaling $400 million. On May 3, 2001, Maytag replaced the previous credit agreement with two new agreements. The previous credit agreement included covenants with respect to interest coverage and leverage which Maytag was in compliance with at March 31, 2001. Maytag had $320 million of commercial paper outstanding as of March 31, 2001. In April of 2001, Maytag issued $185 million of notes due March 31, 2006 under its previously filed shelf registration. Maytag plans to file a new shelf registration statement in 2001. Maytag expects to use the net proceeds from the sale of the securities for general corporate purposes, including the funding of share repurchases (including obligations for put options as discussed above), capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions.

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

     Maytag also is exposed to interest rate risk in the portfolio of Maytag's debt. The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount.

     There have been no material changes in the reported market risks of Maytag since December 31, 2000. See further discussion of these market risks and related financial instruments in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2000.

Contingencies

Maytag has contingent liabilities arising in the normal course of business or from operations which have been discontinued or divested. (See discussion of these contingent liabilities in Contingencies section of the

Notes to Consolidated Financial Statements.)

Forward-Looking Statements

This Management's Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expects," "intends," "may
                                                      -------    -------    ---
impact," "plans," "should" or similar terms.  These forward-looking statements
------    -----    ------
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

                              MAYTAG CORPORATION
                       Exhibits and Reports on Form 8-K
                                March 31, 2001

PART II  OTHER INFORMATION

Item 5.  Other Information.

In May 2001, the Board of Directors accepted the resignation of board member Carole J. Uhrich. Uhrich joined the board in 1995 and her current term was set to expire in 2003.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit        Description
-------        -----------

 4.1           Credit Agreement (3-Year) dated May 3, 2001


 4.2           Credit Agreement (364-Day) dated May 3, 2001


10.1           Separation Agreement dated March 19, 2001


10.2           Separation Agreement dated March 25, 2001


10.3           Executive Agreement dated May 7, 2001


10.4           Consulting Agreement dated May 12, 2001


(b) Reports on Form 8-K

    Maytag filed a Form 8-K dated March 28, 2001 under Item 5, Other Events, stating that it expected to recognize a tax benefit in the first quarter associated with an Internal Revenue Service audit settlement. Maytag also said it expected earnings per share in the quarter, excluding the tax benefit, to be improved over the fourth quarter of 2000, as it had previously indicated.

                              MAYTAG CORPORATION
                                  Signatures
                                March 31, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MAYTAG CORPORATION
                                         ----------------------------


Date: May 14, 2001                       /s/ Steven H. Wood
      ---------------
                                         Steven H. Wood
                                         Executive Vice President and
                                         Chief Financial Officer

                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit            Description
-------            -----------


 4.1               Credit Agreement (3-Year) dated May 3, 2001


 4.2               Credit Agreement (364-Day) dated May 3, 2001


10.1               Separation Agreement dated March 19, 2001


10.2               Separation Agreement dated March 25, 2001


10.3               Executive Agreement dated May 7, 2001


10.4               Consulting Agreement dated May 12, 2001