Form 10-Q
period 2001-06-30
MAYTAG CORP
filed 2001-08-14
CIK 63541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________ to ____________________



                          Commission file number 1-655


                               MAYTAG CORPORATION


A Delaware Corporation             I.R.S. Employer Identification No. 42-0401785

                403 West Fourth Street North, Newton, Iowa 50208

                   Registrant's telephone number: 641-792-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001:

                   Common Stock, $1.25 per value - 76,214,584
                   ------------------------------------------

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                           Quarter Ended June 30, 2001

                                      INDEX
                                      -----

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income .................................  3

          Consolidated Balance Sheets .......................................  4

          Consolidated Statements of Cash Flows .............................  6

          Notes to Consolidated Financial Statements ........................  7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................... 13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ........ 17

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.......................... 18

Item 4.   Submission of Matters to a Vote of Security Holders ............... 18

Item 5.   Other Information ................................................. 20

Item 6.   Exhibits and Reports on Form 8-K .................................. 20

          Signatures ........................................................ 22

Part I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                               MAYTAG CORPORATION
                        Consolidated Statements of Income

                                                  Three Months Ended             Six Months Ended
                                                       June 30                        June 30
                                              --------------------------------------------------------
In thousands except per share data                2001           2000           2001           2000
------------------------------------------------------------------------------------------------------
Net sales                                     $ 1,069,046    $ 1,104,275    $ 2,145,520    $ 2,199,768
Cost of sales                                     827,702        798,302      1,640,299      1,579,847
                                              -----------    -----------    -----------    -----------
    Gross profit                                  241,344        305,973        505,221        619,921
Selling, general and administrative expenses      180,167        163,270        369,477        334,183
                                              -----------    -----------    -----------    -----------
    Operating income                               61,177        142,703        135,744        285,738
Interest expense                                  (13,878)       (16,544)       (30,139)       (30,067)
Other - net                                        (2,252)           288         (1,162)        (2,649)
                                              -----------    -----------    -----------    -----------
    Income before income taxes, minority
     interest and cumulative effect of
     accounting change                             45,047        126,447        104,443        253,022
Income taxes                                       15,766         46,153         (5,445)        92,353
                                              -----------    -----------    -----------    -----------
    Income before minority interest and
     cumulative effect of accounting
     change                                        29,281         80,294        109,888        160,669
Minority interest                                  (3,747)        (4,629)        (8,076)        (9,081)
                                              -----------    -----------    -----------    -----------
    Income before cumulative effect of
     accounting change                             25,534         75,665        101,812        151,588
Cumulative effect of accounting change             (3,727)             -         (3,727)             -
                                              -----------    -----------    -----------    -----------
    Net income                                $    21,807    $    75,665    $    98,085    $   151,588
                                              ===========    ===========    ===========    ===========

Basic earnings per common share:
------------------------------------------------------------------------------------------------------
    Income before cumulative effect of
     accounting change                        $      0.34    $      0.97    $      1.34    $      1.92
    Cumulative effect of accounting
     change                                         (0.05)                        (0.05)
    Net income                                $      0.29    $      0.97    $      1.29    $      1.92

Diluted earnings per common share:
------------------------------------------------------------------------------------------------------
    Income before cumulative effect of
     accounting change                        $      0.32    $      0.92    $      1.29    $      1.81
    Cumulative effect of accounting
     change                                          0.76                          0.75
    Net income                                $      1.08    $      0.92    $      2.04    $      1.81

Dividends per common share                    $      0.18    $      0.18    $      0.36    $      0.36

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                           Consolidated Balance Sheets

                                                                           June 30      December 31
In thousands except share data                                               2001          2000
---------------------------------------------------------------------------------------------------
Assets

Current assets
---------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                $    22,788    $    27,198
Accounts receivable                                                          631,575        538,403
Inventories                                                                  419,482        408,550
Deferred income taxes                                                         46,853         45,616
Other current assets                                                          60,344         56,792
                                                                         -----------    -----------
    Total currents assets                                                  1,181,042      1,076,559

Noncurrent assets
---------------------------------------------------------------------------------------------------
Deferred income taxes                                                        131,893        110,393
Prepaid pension cost                                                           1,497          1,526
Intangible pension asset                                                      49,889         49,889
Other intangibles                                                            407,802        414,981
Other noncurrent assets                                                       86,921         45,381
                                                                         -----------    -----------
    Total noncurrent assets                                                  678,002        622,170

Property, plant and equipment
---------------------------------------------------------------------------------------------------
Property, plant and equipment                                              2,246,419      2,192,778
Less allowance for depreciation                                            1,289,770      1,222,583
                                                                         -----------    -----------
    Total property, plant and equipment                                      956,649        970,195
                                                                         -----------    -----------
    Total assets                                                         $ 2,815,693    $ 2,668,924
                                                                         ===========    ===========

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                      Consolidated Balance Sheets-Continued

                                                                           June 30     December 31
In thousands except share data                                               2001          2000
---------------------------------------------------------------------------------------------------
Liabilities and Shareowners' Equity

Current liabilities
---------------------------------------------------------------------------------------------------
Notes payable                                                            $   164,215    $   358,430
Accounts payable                                                             285,941        285,187
Compensation to employees                                                     59,656         59,444
Accrued liabilities                                                          266,072        204,144
Income taxes payable                                                           5,136
Current portion of long-term debt                                            164,400         64,482
                                                                         -----------    -----------
    Total current liabilities                                                945,420        971,687

Noncurrent liabilities
---------------------------------------------------------------------------------------------------
Deferred income taxes                                                         23,093         21,953
Long-term debt, less current portion                                         719,253        451,336
Postretirement benefit liability                                             487,696        480,422
Accrued pension cost                                                          68,790         50,265
Other noncurrent liabilities                                                 143,962        106,522
                                                                         -----------    -----------
    Total noncurrent liabilities                                           1,442,794      1,110,498

Company obligated manditorily redeemable preferred capital securities
  of subsidiary trust holding solely the Company's debentures                               200,000

Minority interests                                                           162,448        165,063

Temporary equity: put options                                                               200,000

Shareowners' equity
---------------------------------------------------------------------------------------------------
Preferred stock:
    Authorized - 24,000,000 shares (par value $1.00)
    Issued - none
Common stock:
    Authorized - 200,000,000 shares (par value $1.25)
    Issued - 117,150,593 shares including shares in treasury                 146,438        146,438
Additional paid-in capital                                                   465,806        285,924
Retained earnings                                                          1,242,021      1,171,364
Cost of common stock in treasury
(2001 - 40,936,009 shares; 2000 - 40,910,458 shares)                      (1,552,378)    (1,539,163)
Employee stock plans                                                         (26,277)       (31,487)
Accumulated other comprehensive income                                       (10,579)       (11,400)
                                                                         -----------    -----------
    Total shareowners' equity                                                265,031         21,676
                                                                         -----------    -----------
    Total liabilities and shareowners' equity                            $ 2,815,693    $ 2,668,924
                                                                         ===========    ===========

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                      Consolidated Statements of Cash Flows

                                                             Six Months Ended
                                                                 June 30
                                                       -------------------------
In thousands                                              2001           2000
--------------------------------------------------------------------------------
Operating activities
--------------------------------------------------------------------------------
Net income                                             $ 98,085      $  151,588
Adjustments to reconcile net income to net cash
provided by operating activities:
   Cumulative effect of accounting change                 3,727
   Minority interest                                      8,076           9,081
   Depreciation                                          76,036          72,498
   Amortization                                           7,084           7,211
   Deferred income taxes                                (21,597)        (15,698)
   Changes in working capital items exclusive
   of business acquisitions:
      Accounts receivable                               (93,172)       (115,225)
      Inventories                                       (10,932)        (55,699)
      Other current assets                               27,178          15,269
      Other current liabilities                          50,967         (16,462)
Pension assets and liabilities                           18,554          19,843
Postretirement benefit liability                          7,274           7,836
Special charges                                          (9,483)
Other - net                                              (4,686)        (10,573)
                                                       --------      ----------
   Net cash provided by operating activities            157,111          69,669
Investing activities
--------------------------------------------------------------------------------
Capital expenditures                                    (66,262)        (75,703)
                                                       --------      ----------
   Total investing activities                           (66,262)        (75,703)
Financing activities
--------------------------------------------------------------------------------
Proceeds from issuance of notes payable                                 292,751
Repayment of notes payable                             (194,215)           (846)
Proceeds from issuance of long-term debt                197,050         178,164
Repayment of long-term debt                             (29,215)       (150,310)
Stock repurchases                                       (27,672)       (266,548)
Forward stock purchase amendment                                         (9,595)
Stock options exercised and other common
stock transactions                                       (3,942)           (837)
Dividends on common stock                               (27,428)        (28,289)
Dividends on minority interests                         (10,340)        (10,094)
                                                       --------      ----------
      Total financing activities                        (95,762)          4,396
Effect of exchange rates on cash                            503            (950)
                                                       --------      ----------
   Decrease in cash and cash equivalents                 (4,410)         (2,588)
Cash and cash equivalents at beginning of period         27,198          28,815
                                                       --------      ----------
   Cash and cash equivalents at end of period          $ 22,788      $   26,227
                                                       ========      ==========

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                   Notes to Consolidated Financial Statements
                                  June 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that are expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax, are as follows (in thousands):

Three Months Ended June 30                           2001               2000
-------------------------------------------------------------------------------
Net income                                      $    21,807        $    75,665
Unrealized gains (losses) on securities                 610               (865)
Foreign currency translation                          1,368             (1,288)
                                                -----------        -----------
  Comprehensive income                          $    23,785        $    73,512
                                                ===========        ===========

Six Months Ended June 30                             2001              2000
-------------------------------------------------------------------------------
Net income                                      $    98,085        $   151,588
Unrealized gains (losses) on securities                 398             (1,888)
Foreign currency translation                            423             (1,242)
                                                -----------        -----------
  Comprehensive income                          $    98,906        $   148,458
                                                ===========        ===========

The components of accumulated other comprehensive income, net of related tax are as follows:

                                                    June 30         December 31
In thousands                                         2001              2000
-------------------------------------------------------------------------------
Minimum pension liability adjustment            $      (959)       $      (959)
Unrealized gain on securities                           398
Foreign currency translation                        (10,018)           (10,441)
                                                -----------        -----------
  Accumulated other comprehensive loss          $   (10,579)       $   (11,400)
                                                ===========        ===========

   NOTE C - INVENTORIES

Inventories consisted of the following:

                                                                    June 30                December 31
In thousands                                                         2001                      2000
------------------------------------------------------------------------------------------------------
Raw materials                                                      $  64,326                 $  62,556
Work in process                                                       64,686                    67,535
Finished products                                                    370,541                   359,376
Supplies                                                               8,901                     7,451
                                                                   ---------                 ---------
Total FIFO cost                                                      508,454                   496,918
Less excess of FIFO cost over LIFO                                    88,972                    88,368
                                                                   ---------                 ---------
   Inventories                                                     $ 419,482                 $ 408,550
                                                                   =========                 =========


NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three months ended         Six months ended
                                                             June 30                  June 30
                                                      ------------------------------------------------
In thousands except per share data                      2001          2000        2001          2000
------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share-
   net  income before cumulative effect
   of a change in accounting principle                $  25,534     $ 75,665    $ 101,812    $ 151,588
                                                      =========     ========    =========    =========
Numerator for basic earnings per share-cumulative
   effect of accounting principle change              $  (3,727)                $  (3,727)
   Adjustment for put options marked to market           63,092                    63,092
                                                      ---------     --------    ---------    ---------
Numerator for diluted earnings per share-cumulative
   effect of accounting principle change              $  59,365     $      -    $  59,365    $       -
                                                      =========     ========    =========    =========
Numerator for basic earnings per share-net income     $  21,807     $ 75,665    $  98,085    $ 151,588
   Adjustment for put options marked to market           63,092                    63,092
                                                      ---------     --------    ---------    ---------
Numerator for diluted earnings per share-
   net income                                         $  84,899     $ 75,665    $ 161,177    $ 151,588
                                                      =========     ========    =========    =========

Denominator for basic earnings
per share-weighted-average shares                        76,141       77,815       76,173       78,983
Effect of dilutive securities:
   Stock option plans and restricted stock awards           810          977          847          988
   Put options                                            1,997        3,370        2,074        3,818
                                                      ---------     --------    ---------    ---------
Potential dilutive common shares                          2,807        4,347        2,921        4,806
                                                      ---------     --------------------     ---------
Denominator for diluted earnings per
share-weighted-average shares                            78,948       82,162       79,094       83,789
                                                      =========     ========    =========    =========

NOTE E--CONTINGENCIES

Maytag has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation, taxes and other claims which are not considered to be significant in relation to Maytag's consolidated financial position.

NOTE F - SEGMENT REPORTING

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

                                       Three Months Ended             Six Months Ended
                                            June 30                       June 30
                                   --------------------------    --------------------------
In thousands                           2001           2000           2001           2000
-------------------------------------------------------------    --------------------------
Net sales
  Home appliances                  $   941,891    $   948,838    $ 1,886,058    $ 1,902,264
  Commercial appliances                102,300        125,272        197,268        236,407
  International appliances              24,855         30,165         62,194         61,097
                                   -----------    -----------    -----------    -----------
    Consolidated total             $ 1,069,046    $ 1,104,275    $ 2,145,520    $ 2,199,768
                                   ===========    ===========    ===========    ===========

Operating income
  Home appliances                  $    70,228    $   143,262    $   155,217    $   289,271
  Commercial appliances                  3,994         14,100          5,411         21,510
  International appliances              (2,660)          (403)        (3,628)          (573)
                                   -----------    -----------    -----------    -----------
    Total for reportable segments       71,562        156,959        157,000        310,208
  Corporate                            (10,385)       (14,256)       (21,256)       (24,470)
                                   -----------    -----------    -----------    -----------
    Consolidated total             $    61,177    $   142,703    $   135,744    $   285,738
                                   ===========    ===========    ===========    ===========

The reconciliation of segment profit to consolidated income before income taxes, minority interest and cumulative effect of accounting change consisted of the following:

                                                        Three Months Ended                  Six Months Ended
                                                              June 30                            June 30
                                                  ------------------------------      ---------------------------
In thousands                                       2001              2000               2001               2000
--------------------------------------------------------------------------------      ---------------------------
Total operating income for
reportable segments                             $ 71,562           $156,959           $157,000           $310,208
Corporate                                        (10,385)           (14,256)           (21,256)           (24,470)
Interest expense                                 (13,878)           (16,544)           (30,139)           (30,067)
Other - net                                       (2,252)               288             (1,162)            (2,649)
                                                --------           --------           --------           --------
  Consolidated income before
  income taxes, minority interest and
  cummulative effect of accounting change       $ 45,047           $126,447           $104,443            $253,022
                                                ========           ========           ========            ========


Asset information for Maytag's reportable segments consisted of the following:

                                                                                     June 30           December 31
In thousands                                                                          2001                2000
-------------------------------------------------------------------------------------------------      -----------
Total assets
        Home appliances                                                             $1,901,303          $1,793,626
        Commercial appliances                                                          272,806             268,314
        International appliances                                                       248,906             259,255
                                                                                    ----------          ----------
        Total for reportable segments                                                2,423,015           2,321,195
        Corporate                                                                      392,678             347,729
                                                                                    ----------          ----------
          Consolidated total                                                        $2,815,693          $2,668,924
                                                                                    ==========          ==========

NOTE G--MINORITY INTEREST

The (income)/loss attributable to the noncontrolling interest reflected in Minority interest in the Consolidated Statements of Income consisted of the following:


                                                      Three Months Ended                      Six Months Ended
                                                            June 30                                June 30
                                                 --------------------------              --------------------------
In thousands                                       2001               2000                 2001              2000
---------------------------------------------------------------------------              --------------------------
Rongshida-Maytag                                 $ 1,766            $   614              $ 2,641            $ 1,009
Maytag Trusts                                     (3,637)            (3,368)              (6,963)            (6,342)
Anvil Technologies                                (1,876)            (1,875)              (3,754)            (3,748)
                                                 -------            -------              -------            -------
  Minority interests                             $(3,747)           $(4,629)             $(8,076)           $(9,081)
                                                 =======            =======              =======            =======

The outside investors' noncontrolling interest reflected in Minority interest in the Consolidated Balance Sheets consisted of the following:

                                                  June 30            December 31
In thousands                                        2001                2000
--------------------------------------------------------------------------------
Rongshida-Maytag                                 $  62,325            $  64,966
Anvil Technologies                                 100,123              100,097
                                                 ---------            ---------
  Minority interests                             $ 162,448            $ 165,063
                                                 =========            =========


NOTE H - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 2001, Maytag adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting For Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which require companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS No.133 and No.138 did not result in any significant adjustment to the Company's earnings.

Maytag uses interest rate swaps to adjust the proportion of total debt that is subject to variable and fixed interest rates. To manage associated cost of this debt in an efficient manner, Maytag enters into interest rate swaps, in which Maytag agrees to exchange, at specified intervals, the difference between interest amounts calculated by reference to an agreed upon notional principal amount. At June 30, 2001, Maytag had interest rate swaps with a fair market value of approximately $12 million designated as fair value hedges of underlying fixed rate debt obligations. The mark-to-market values of both the fair value hedge instruments and the underlying debt obligations are recorded as Other noncurrent assets and Long-term debt on the Consolidated Balance Sheet, respectively with equal and offsetting unrealized gains and losses in the interest expense component of the Consolidated Statements of Income. Maytag has analyzed its interest rate swaps and determined there is no ineffectiveness, and as a result, there is no current impact to earnings.

As of June 30, 2001, Maytag adopted the Financial Accounting Standards Board's
(FASB) Emerging Issues Task Force (EITF) issue No.00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying EITF Issue No.96-13." As Maytag has determined that certain contract features limit its ability to determine a net share settlement, EITF 00-19 required Maytag to record the fair market value of the put options as liabilities and the fair market value of the purchase contracts as assets on June 30, 2001 related to the Maytag Trusts. The $67 million fair market value of the put options is reflected on the Consolidated Balance Sheets as $34 million "Accrued liabilities" and $33 million "Other noncurrent liabilities." The $58 million fair market value of the purchase contracts is reflected on the Consolidated Balance Sheets as $31 million "Other current assets" and $27 million "Other noncurrent assets." Maytag recognized a cumulative effect of accounting change loss of $3.7 million related to the establishment of the assets and liabilities related to the purchase contracts and put options.

The $200 million maximum potential obligation related to the Maytag Trust put options was established at the end of 2000 as temporary equity with a reduction in paid-in-capital. As the put options as of June 30, 2001 are reflected as liabilities, the temporary equity was reclassed back into paid-in capital.

The outside investor's noncontrolling interest in the Maytag Trust of $200 million previously reflected on the Consolidated Balance Sheets as "Company obligated manditorily redeemable preferred capital securities of subsidiary trust holding solely Maytag's's debentures" is reflected as $100 million "Current portion of long-term debt" and $100 million "Long-term debt, less current portion." As of June 30, 2001, the income attributable to such noncontrolling interest previously reflected as "Minority interests" in the "Consolidated Statements of Income" will be reflected as "Interest expense" on a prospective basis.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangibles assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

Maytag will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $13.4 million ($0.17 per share) per year. During 2002, Maytag will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. It has not determined what the effect of these tests will be on the earnings and financial position of Maytag.

NOTE I - BUSINESS ACQUISITIONS

On August 1, 2001, Maytag completed its acquisition of the major appliances and commercial microwave oven business of Amana Appliances for approximately $308.5 million in cash, subject to adjustments, and delivered 500,000 shares worth approximately $16.5 million for the total purchase price of $325 million. The annual sales of these businesses are approximately $900 million. Maytag plans to account for the acquisition as a purchase and the acquired operations will be included in the consolidated financial statements beginning August 1, 2001.

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

Net Sales: Consolidated net sales were $1.069 billion in the second quarter of 2001, a decrease of 2 percent compared to the same period in 2000. For the first six months of 2001, consolidated net sales were $2.146 billion, a decrease of 3 percent from the same period in 2000.

     Home appliances net sales, which include major appliances, floor care products and international export sales, were slightly lower in the second quarter of 2001 compared to the same period in 2000 with a decrease in floor care products and export sales being partially offset by a slight sales increase in major appliances. The decrease in sales of floor care products was a result of an industry decline as well as a continued shift towards lower priced products. The increase in major appliances sales occurred despite a decline in industry volume compared to prior year and a competitive pricing environment. For the first six months of 2001, net sales for home appliances were slightly down compared to the same period in 2000. Floor care products and export sales were down and major appliances sales were relatively flat. While the major appliances industry was down for the first half of 2001 compared to 2000, Maytag expects it to be up for the second half of 2001. Maytag expects the floor care industry to continue to decline for the second half of 2001. (Refer to the "Business Acquisition" section of this Management's Discussion and Analysis regarding Maytag's August 1, 2001 acquisition of the major appliance and commercial microwave business of Amana Appliance Company, L.P. (the "Amana Appliance Acquisition").

     Commercial appliances net sales, which include vending and foodservice equipment, decreased 18 percent in the second quarter of 2001 compared to the same period in 2000. For the first six months of 2001, net sales of commercial appliances decreased 17 percent from the same period in 2000. The net sales decreases were due primarily to the continued weak vending equipment industry and a decline in foodservice sales. The vending equipment industry decline is expected to continue through the remainder of 2001. The Company has announced its plans to explore the potential sale of its foodservice equipment business.

     Net sales of international appliances, which consist of Maytag's 50.5 percent owned joint venture in China ("Rongshida-Maytag"), decreased 18 percent in the second quarter of 2001 compared to the same period in 2000 due to weakness in twin tub sales partially offset by growth in refrigeration sales and automatic washers sales. For the first six months of 2001, net sales of international appliances increased 2 percent compared to the same period in 2000 primarily due to washing machine sales.

Gross Profit: Consolidated gross profit as a percent of sales decreased to 22.6 percent in the second quarter of 2001 from 27.7 percent of sales in the same period in 2000. Consolidated gross profit as a percent of sales decreased to
23.5 percent for the first six months of 2001 from 28.2 percent of sales in the same period in 2000. The decrease in gross margin was due primarily to pricing action, lower sales and production volume, as well as higher distribution and warranty costs. Maytag expects raw material prices for the remainder of 2001 to be lower compared to 2000.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 16.9 percent of sales in the second quarter of 2001 compared to 14.8 percent of sales in the same period in 2000. Consolidated selling, general and administrative expenses were 17.2 percent of sales for the first six months of 2001 compared to 15.2 percent of sales in the same period in 2000.The increases were due primarily to higher sales promotion and advertising expenses.

Operating Income: Consolidated operating income for the second quarter of 2001 decreased 57 percent to $61 million, or 5.7 percent of sales, compared to $143 million, or 12.9 percent of sales, in the same period in 2000. Consolidated operating income for the first six months of 2001 decreased 52 percent to $136 million, or 6.3 percent of sales, compared to $286 million, or 13.0 percent of sales, in the same period in 2000. The decreases in operating margin for the second quarter and first six months were due primarily to the decreases in gross profit margin and increased selling, general and administrative expenses as a percent of sales discussed above.

     Home appliances operating income decreased 51 percent in the second quarter of 2001 compared to 2000. Operating margin for the second quarter of 2001 was
7.5 percent of sales compared to 15.1 percent of sales in the same period in 2000. Home appliances operating income decreased 46 percent in the first six months of 2001 compared to 2000. Operating margin for the first six months of 2001 was 8.2 percent of sales compared to 15.2 percent of sales in the same period in 2000. The decreases in operating margin for the second quarter and first six months were due primarily to the decreases in gross profit margins and increased selling, general and administrative expenses as a percent of sales discussed above.

     Commercial appliances operating income decreased 72 percent in the second quarter of 2001 compared to the same period in 2000. Operating margin for the second quarter of 2001 was 3.9 percent of sales compared to 11.3 percent of sales in the same period in 2000. Commercial appliances operating income decreased 75 percent in the first six months of 2001 compared to the same period in 2000. Operating margin for the first six months of 2001 was 2.7 percent of sales compared to 9.1 percent of sales in the same period in 2000. The decreases in operating margin for the second quarter and first six months were due primarily to the decline in net sales discussed above.

      International appliances reported an operating loss of $2.7 million in the second quarter of 2001 compared to an operating loss of $0.4 million in the same period in 2000. International appliances reported an operating loss of $3.6 million in the first six months of 2001 compared to an operating loss of $0.6 million in the same period in 2000. The unfavorable comparison to 2000 was due primarily to the competitive pricing environment in China. Maytag expects International appliances earnings to be down in the second half of 2001 compared to 2000 due to continued performance deterioration.

Interest Expense: Interest expense for the second quarter of 2001 was 16 percent lower than the same period in 2000 due to lower interest rates as well as lower average borrowings. Interest expense for the first six months of 2001 were relatively flat compared to the same period in 2000 as lower interest rates in 2001 were offset by higher average borrowings.

Income Taxes: The first quarter of 2001 included a one-time tax benefit of $42 million associated with an Internal Revenue Service audit settlement related to recognition of capital gains in prior year tax returns that were offset by available capital loss carryforwards. The effective tax rate, excluding the one-time tax benefit, for the second quarter and first six months of 2001 was 35 percent compared to 36.5 percent for the same period in 2000. The decrease in the effective tax rates was primarily due to state tax initiatives and research and development credits. Maytag expects the effective tax rate for the remainder of 2001 to be approximately 35 percent.

Minority Interest: Minority interest decreased by $0.9 million and $1.0 million from the second quarter and first six months of 2000, respectively, primarily due to the increased operating loss for Rongshida-Maytag.

Cumulative Effect of Accounting Change: The second quarter of 2001 included a cumulative effect of accounting change of $3.7 million due to the implementation of accounting rules effective June 30, 2001. See Note H of Notes to
Consolidated Financial Statements for further discussion.

Net Income: The following table summarizes the impact of the one-time tax benefit and cumulative effect of accounting change on reported net income and diluted earnings per share. The decrease in net income in the second quarter of 2001 compared to the same period in 2000, excluding the cumulative effect of accounting change, was primarily due to the decrease in operating income and higher other expense partially offset by the decrease in effective tax rate and lower interest and minority interest expense. The decrease in net income in the first six months of 2001 compared to the same period in 2000, excluding the cumulative effect of accounting change and the one-time tax benefit, was primarily due to the decrease in operating income offset by the decrease in effective tax rate and decrease in other and minority interest expense.

     The decrease in diluted earnings per share in the second quarter of 2001 and the first six months of 2001 compared to the same periods in 2000, excluding the cumulative effect of accounting change and the one-time tax benefit, was primarily due to the decrease in net income partially offset by the impact of lower shares outstanding as a result of Maytag's share repurchase program.

                                                  Three months ended                        Six months ended
                                                        June 30,                                June 30,
                                              -------------------------               --------------------------
Net income (in millions)                      2001                 2000               2001                  2000
----------------------------------------------------------------------------------------------------------------
Excluding tax benefit and cumulative
   effect of accounting change                $25.5               $75.7               $59.8               $151.6
Tax benefit                                                                            42.0
Cumulative effect of accounting change         (3.7)                                   (3.7)
                                              -----               -----               -----               ------
Reported                                      $21.8               $75.7               $98.1               $151.6
                                              =====               =====               =====               ======

                                                  Three months ended                        Six months ended
                                                        June 30,                                June 30,
                                               --------------------------              -------------------------
Diluted earnings per common share              2001                  2000              2001                 2000
----------------------------------------------------------------------------------------------------------------
Excluding tax benefit and cumulative
   effect of accounting change                 $0.32                $0.92              $0.76               $1.81
Tax benefit                                                                             0.53
Cumulative effect of accounting change          0.76                                    0.75
                                               -----                -----              -----               -----
Reported                                       $1.08                $0.92              $2.04               $1.81
                                               =====                =====              =====               =====



Liquidity and Capital Resources

Maytag's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag's cash flows is presented in the Consolidated Statements of Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities consists primarily of net income adjusted for certain non-cash items, changes in working capital items, and changes in pension assets and liabilities and post-retirement benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consist primarily of accounts receivable, inventories, other current assets and other current liabilities.

     Net cash provided by operating activities for the first six months of 2001 increased $87 million compared to the same period in 2000 primarily due to a decrease in working capital requirements in the first six months of 2001 compared to the same period in 2000.

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

     Capital expenditures in the first six months of 2001 were $66 million compared to $76 million in 2000. Maytag plans to invest approximately $165 million in capital expenditures in 2001 Effective August 2001, Maytag acquired Amana Appliances (refer to the "Business Acquisition" section of this Management's Discussion and Analysis). This capital expenditure amount excludes the impact of Amana's acquisition.

Total Financing Activities: Dividend payments on Maytag's common stock in the first six months of 2001 and 2000 were $27 million and $28 million, or $0.36 per share.

     In connection with its share repurchase program, Maytag sold put options that give the purchaser the right to sell shares of Maytag's common stock to Maytag at specified prices upon exercise of the options. During the first six months of 2001, Maytag repurchased 0.4 million shares of common stock at a cost of $28 million. As of June 30, 2001 Maytag was obligated to repurchase 5.1 million shares under put option contracts, if such options are exercised. (See discussion of these put option contracts below.) As of June 30, 2001, of the 5.1 million put option contracts outstanding, there were 4.4 million put options associated with the financing transactions that established the Maytag Capital Trusts in 1999. The 4.4 million put options expire in 2002 and have a strike price of $45. The remaining 0.7 million put options outstanding as of June 30, 2001 that allow Maytag to determine the method of settlement (all of which expire by the end of September 2001) have strike prices ranging from $37.00 to $65.45; the weighted-average strike price was $47.71.

     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag's commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each totaling $400 million. These agreements expire May 2, 2002 and May 3, 2004. The agreements include covenants with respect to interest coverage and leverage that Maytag was in compliance with at June 30, 2001. Maytag had $107 million of commercial paper outstanding as of June 30, 2001. In April 2001, Maytag issued $185 million of notes due March 31, 2006 under an effective shelf registration statement. Maytag subsequently filed a new shelf registration statement for $750 million, which became effective on August 1, 2001. In August 2001, Maytag issued $250 million of notes due August 1, 2031 under this new shelf registration statement. Maytag expects to use the net proceeds from the sale of securities under the new registration statement for general corporate purposes, including the funding of share repurchases (including obligations for put options as discussed above), capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions.

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

Business Acquisitions

On August 1, 2001, Maytag completed its acquisition of the major appliances and commercial microwave business of Amana Appliances for approximately $308.5 million in cash, subject to adjustments, and delivered 500,000 shares worth approximately $16.5 million for the total purchase price of $325 million. The annual sales of such major appliances and commercial microwave businesses are approximately $900 million and its capital expenditures for the remainder of 2001 are expected to be approximately $10 million. Maytag plans to account for the acquisition as a purchase and its operations will be included in the consolidated financial statements beginning August 1, 2001. Maytag expects the Amana Appliances Acquisition to be accretive to earnings per share in 2002 dependent upon successful integration of the acquired operations into the home appliances segment.

Forward-Looking Statements

This Management's Discussion and Analysis contains statements that are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expect," "intend," "may impact," "plan," "should" or similar terms. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which Maytag competes, including changes in economic conditions in the geographic areas where Maytag's operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the cost and availability of raw materials and purchased components; union labor negotiations; progress on capital projects; the impact of business acquisitions or dispositions; the ability to integrate the operations from acquisitions into its operations; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               MAYTAG CORPORATION
               Submission of Matters to a Vote of Security Holders
                                  June 30, 2001

PART II  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

On August 1, 2001, the Company delivered to Amana Appliances Company, L.P. 500,000 shares of common stock, $1.25 par value, of the Company ("Maytag Common Stock") as part of the consideration paid to Amana Appliances Company, L.P. in connection with the Company's acquisition of the major appliances and commercial microwave business of Amana Appliances.

        The issuance of Maytag Common Stock did not involve any underwriters or underwriting discounts or commissions or any public offering. The Company believes that such issuance of Maytag Common Stock was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. Amana Appliances Company, L.P. represented and warranted to the Company that it was acquiring the shares of Maytag Common Stock for its own account and not with a view to participating in any distribution thereof that would violate the Securities Act of 1933. Appropriate legends restricting transfer of such shares were affixed to the certificates evidencing such shares.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)     The Company held its Annual Meeting of Shareholders on May 10, 2001.

(c)     The following matters were voted upon at the Annual Meeting of
        Shareholders:

     1. The election of the nominees for the Board of Directors who will serve for a term to expire at the 2004 Annual Meeting of Shareholders was voted on by the shareholders. The nominees all of whom were elected, were Wayland R. Hicks, W. Ann Reynolds and Fred G. Steingraber. The Inspectors of Election certified the following vote tabulations.

                                 FOR           WITHHELD        NON-VOTES
                                 ---           --------        ---------
        Wayland R. Hicks      66,099,979       1,748,294          0
        W. Ann Reynolds       65,963,463       1,884,810          0
        Fred G. Steingraber   66,055,621       1,792,652          0

     2. A proposal to ratify the selection of Ernst & Young LLP as independent auditors to audit the financial statements to be included in the Annual Report to Shareholders for 2001 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations.

               FOR                AGAINST             ABSTAIN        NON-VOTES
               ---                -------             -------        ---------
            67,010,160            527,848             310,265            0

     3. A shareholder proposal to recommend to the Board of Directors that it act to provide for the election of the entire Board of Directors each year. The Inspectors of Election certified the following vote tabulations.

               FOR                AGAINST             ABSTAIN        NON-VOTES
               ---                -------             -------        ---------
            29,460,520           22,569,747           910,543       14,907,463

     4. A shareholder proposal to eliminate super-majority voting provision. The Inspectors of Election certified the following vote tabulations.

               FOR                AGAINST             ABSTAIN        NON-VOTES
               ---                -------             -------        ---------
            31,396,750           20,607,119           936,961       14,907,463

     5. A shareholder proposal establishing a bylaw for shareholder vote to be required to adopt or maintain a poison pill. The Inspectors of Election certified the following vote tabulations.

               FOR                AGAINST             ABSTAIN        NON-VOTES
               ---                -------             -------        ---------
            32,602,672           19,362,728           975,410       14,907,463

                               MAYTAG CORPORATION
             Other Information and Exhibits and Reports on Form 8-K
                                  June 30, 2001

Item 5.   Other Information.

Acquisition or Disposition of Assets. The following information is being furnished pursuant to Item 2 of Form 8-K. Neither financial statements of the businesses acquired nor pro forma financial information are required to be filed.

     On July 31, 2001, Maytag and Maytag Worldwide N.V., an indirect wholly-owned subsidiary of Maytag ("Maytag Worldwide"), completed their acquisition of the assets of the major appliance and commercial microwave oven businesses of Amana Appliance Company, L.P. ("Amana Appliance"). The purchase did not include Amana Appliance's home and commercial heating and air conditioning businesses. Maytag intends to continue the use of the acquired assets in the major appliance and commercial microwave oven businesses.

     Under the purchase agreement with Amana Appliance and Goodman Global Holdings, Inc., Maytag and Maytag Worldwide paid approximately $308.5 million in cash, subject to adjustment, and delivered 500,000 shares of Maytag Common Stock, $1.25 par value, for the assets. The purchase price was determined as a result of arms' length negotiations. Maytag obtained the cash portion of the purchase price from the sale of commercial paper and from available cash.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit   Description
-------   -------------

*2.1 Asset Purchase Agreement dated June 4, 2001 among Registrant, Maytag Worldwide, N.V., Amana Appliance Company, L.P. and Goodman Global Holdings, Inc. (incorporated by reference to Exhibit 2 to Maytag's Current Report on Form 8-K dated July 19, 2001).

2.2 Amendment No. 1 to the Asset Purchase Agreement dated July 31, 2001 among Registrant, Maytag Worldwide, N.V., Amana Appliance
          Company, L.P. and Goodman Global Holdings, Inc.

*4.1 Eighth Supplemental Indenture dated as of August 8, 2001 between the Registrant and Bank One, National Association, formerly known as The First National Bank of Chicago, relating to the Registrant's 7.875% Public Income NotES due 2031 (incorporated by reference to Exhibit 4.1 to Maytag's Current Report on Form 8-K dated August 9, 2001).

10.1 Consulting Agreement dated June 19, 2001, summary of stock options, performance bonus

10.2      Executive Severance Agreement dated June 19, 2001

     Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by Maytag with the Securities and Exchange Commission, as indicated. All other documents listed are filed herewith.

(b)  Reports on Form 8-K

     Maytag Corporation filed a Form 8-K dated June 8, 2001 stating that it would explore strategic alternatives that include the potential sale of G.S. Blodgett, the company's commercial cooking products manufacturer headquartered in Burlington, VT. It also stated that on June 5, 2001 Maytag Corporation entered into an agreement to acquire Amana Appliances from Goodman Global Holding Company, Inc.

     Maytag Corporation filed a Form 8-K dated June 21, 2001 announcing its board of directors elected Ralph F. Hake chairman of the board and chief executive officer, effective immediately.

     Maytag Corporation filed a Form 8-K dated July 19, 2001, containing a press release announcing second quarter and year to date results.

     Maytag Corporation filed a Form 8-K dated August 1, 2001, containing a press release announcing the finalized acquisition of Amana Appliances from Goodman Global Holding Company, Inc.

     Maytag Corporation filed a Form 8-K dated August 9, 2001 containing exhibits relating to the $250 million of 7.875% Public Income NotES due 2031 issued by Maytag Corporation on August 8, 2001.

                               MAYTAG CORPORATION
                                   Signatures
                                  June 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MAYTAG CORPORATION
                                                    ------------------

 Date: August 14, 2001                              /s/Steven H. Wood
       ---------------                              -----------------
                                                    Steven H. Wood
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)

                               INDEX TO EXHIBITS



Exhibit    Description
-------    -----------

2.2 Amendment No. 1 to the Asset Purchase Agreement dated July 31, 2001 among Registrant, Maytag Worldwide, N.V., Amana Appliance Company, L.P. and Goodman Global Holdings, Inc.

10.1 Consulting agreement dated June 27, 2001, summary of stock options, performance bonus

10.2      Executive Severance Agreement dated June 19, 2001