Form 10-Q
period 2001-09-30
MAYTAG CORP
filed 2001-11-14
CIK 63541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from
     _________________________ to _________________________



                          Commission file number 1-655


                               MAYTAG CORPORATION

A Delaware Corporation             I.R.S. Employer Identification No. 42-0401785

                403 West Fourth Street North, Newton, Iowa 50208

                   Registrant's telephone number: 641-792-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001:

                   Common Stock, $1.25 par value - 76,761,248
                   ------------------------------------------

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 2001

                                      INDEX
                                      -----

PART I             FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Consolidated Statements of Income ..............................................................................3

                   Consolidated Balance Sheets ....................................................................................4

                   Consolidated Statements of Cash Flows ..........................................................................6

                   Notes to Consolidated Financial Statements .....................................................................7

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations .........................14

Item 3.            Quantitative and Qualitative Disclosures about Market Risk ....................................................19

PART II            OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K ..............................................................................20

                   Signatures ....................................................................................................21

Part I    FINANCIAL INFORMATION
Item 1.   Financial Statements

                               MAYTAG CORPORATION
                        Consolidated Statements of Income



                                                              Three Months Ended                       Nine Months Ended
                                                                  September 30                             September 30
                                                    --------------------------------------------------------------------------------
In thousands except per share data                          2001               2000                  2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $    1,227,089     $    1,056,429        $    3,372,609       $    3,256,197
Cost of sales                                                956,857            780,142             2,597,156            2,359,989
                                                    ------------------  -------------------  -------------------  ------------------
  Gross profit                                               270,232            276,287               775,453              896,208
Selling, general and administrative expenses                 194,128            164,713               563,605              498,896
                                                    ------------------  -------------------  -------------------  ------------------
  Operating income                                            76,104            111,574               211,848              397,312
Interest expense                                             (19,154)           (17,397)              (49,293)             (47,464)
Loss on pending business disposition                         (59,500)                 -               (59,500)                   -
Other - net                                                   (2,966)            (1,581)               (4,128)              (4,230)
                                                    ------------------  -------------------  -------------------  ------------------
  Income (loss) before income taxes, minority
  interest, extraordinary item and cumulative effect
  of accounting change                                        (5,516)            92,596                98,927              345,618
Income taxes                                                  20,479             30,797                15,034              123,150
                                                    ------------------  -------------------  -------------------  ------------------
  Income (loss) before minority interest,
  extraordinary item and cumulative effect of
  accounting change                                          (25,995)            61,799                83,893              222,468
Minority interest                                              1,495             (2,266)               (6,581)             (11,347)
                                                    ------------------  -------------------  -------------------  ------------------
  Income (loss) before extraordinary item and
  cumulative effect of accounting change                     (24,500)            59,533                77,312              211,121
Extraordinary item-loss on early retirement of debt           (5,171)                 -                (5,171)                   -
Cumulative effect of accounting change                             -                  -                (3,727)                   -
                                                    ------------------  -------------------  -------------------  ------------------
  Net income (loss)                                   $      (29,671)    $       59,533        $       68,414       $      211,121
                                                    ==================  ===================  ===================  ==================
Basic earnings (loss) per common share:
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before extraordinary item and
  cumulative effect of accounting change              $        (0.32)    $         0.77        $         1.01       $         2.70
  Extraordinary item-loss on early
  retirement of debt                                           (0.07)                 -                 (0.07)                   -
  Cumulative effect of accounting change                           -                  -                 (0.05)                   -
  Net income (loss)                                   $        (0.39)    $         0.77        $         0.90       $         2.70

Diluted earnings (loss) per common share:
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before extraordinary item and
  cumulative effect of accounting change              $        (0.32)    $         0.74        $         0.98       $         2.55
  Extraordinary item-loss on early
  retirement of debt                                           (0.07)                 -                 (0.07)                   -
  Cumulative effect of accounting change                           -                  -                  0.76                    -
  Net income (loss)                                   $        (0.38)    $         0.74        $         1.68       $         2.55

Dividends per common share                            $         0.18     $         0.18        $         0.54       $         0.54



See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                           Consolidated Balance Sheets

                                                                                            September 30    December 31
In thousands except share data                                                                  2001            2000
---------------------------------------------------------------------------------------------------------------------------
Assets

Current assets
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                     $   18,142   $   27,198
Accounts receivable                                                                              814,454      538,403
Inventories                                                                                      530,876      408,550
Deferred income taxes                                                                             62,522       45,616
Other current assets                                                                              19,376       56,792
                                                                                              ----------   ----------
           Total currents assets                                                               1,445,370    1,076,559

Noncurrent assets
---------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                            146,731      110,393
Prepaid pension cost                                                                               2,883        1,526
Intangible pension asset                                                                          49,889       49,889
Other intangibles                                                                                379,685      414,981
Other noncurrent assets                                                                           64,364       45,381
                                                                                              ----------   ----------
           Total noncurrent assets                                                               643,552      622,170

Property, plant and equipment
---------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                                  2,454,781    2,192,778
Less allowance for depreciation                                                                1,325,380    1,222,583
                                                                                              ----------   ----------
           Total property, plant and equipment                                                 1,129,401      970,195
                                                                                              ----------   ----------
           Total assets                                                                       $3,218,323   $2,668,924
                                                                                              ==========   ==========

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                      Consolidated Balance Sheets-Continued

                                                                                     September 30   December 31
In thousands except share data                                                           2001           2000
--------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareowners' Equity

Current liabilities
--------------------------------------------------------------------------------------------------------------------------
Notes payable                                                                      $   488,314    $   358,430
Accounts payable                                                                       388,409        285,187
Compensation to employees                                                               79,457         59,444
Accrued liabilities                                                                    328,561        204,144
Income taxes payable                                                                    20,525              -
Current portion of long-term debt                                                      135,660         64,482
                                                                                   -----------    -----------
                  Total current liabilities                                          1,440,926        971,687

Noncurrent liabilities
--------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                   23,287         21,953
Long-term debt, less current portion                                                   738,952        451,336
Postretirement benefit liability                                                       494,000        480,422
Accrued pension cost                                                                    13,684         50,265
Other noncurrent liabilities                                                           117,688        106,522
                                                                                   -----------    -----------
                  Total noncurrent liabilities                                       1,387,611      1,110,498

Company obligated mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely the Company's debentures                                -        200,000

Minority interests                                                                     159,091        165,063

Temporary equity: put options                                                                -        200,000

Shareowners' equity
--------------------------------------------------------------------------------------------------------------------------
Preferred stock:
                  Authorized - 24,000,000 shares (par value $1.00)
                  Issued - none
Common stock:
                  Authorized - 200,000,000 shares (par value $1.25)
                  Issued - 117,150,593 shares including shares in treasury             146,438        146,438
Additional paid-in capital                                                             452,358        285,924
Retained earnings                                                                    1,198,534      1,171,364
Cost of common stock in treasury
(2001 - 40,389,345 shares; 2000 - 40,910,458 shares)                                (1,531,675)    (1,539,163)
Employee stock plans                                                                   (22,965)       (31,487)
Accumulated other comprehensive loss                                                   (11,995)       (11,400)
                                                                                    -----------    -----------
                  Total shareowners' equity                                            230,695         21,676
                                                                                    -----------    -----------
                  Total liabilities and shareowners' equity                        $ 3,218,323    $ 2,668,924
                                                                                   ============   ============


See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                      Consolidated Statements of Cash Flows

                                                                                              Nine Months Ended
                                                                                                September 30
                                                                                ----------------------------------------------------
In thousands                                                                                  2001         2000
------------------------------------------------------------------------------------------------------------------------------------
Operating activities
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $  68,414    $ 211,121
Adjustments to reconcile net income to net cash
provided by operating activities:
            Cumulative effect of accounting change                                             3,727            -
            Extraordinary item-loss on early retirement of debt                                5,171            -
            Loss on pending business disposition                                              59,500            -
            Minority interest                                                                  6,581       11,347
            Depreciation                                                                     118,324      108,806
            Amortization                                                                      10,772       10,754
            Deferred income taxes                                                            (20,135)      (9,276)
            Changes in working capital items exclusive of business acquisitions:
                               Accounts receivable                                          (149,863)    (133,958)
                               Inventories                                                    11,495      (17,373)
                               Other current assets                                           38,865       21,313
                               Other current liabilities                                     120,019       (3,881)
Pension assets and liabilities                                                               (36,454)     (11,919)
Postretirement benefit liability                                                              10,441       10,817
Special charges                                                                              (10,250)           -
Other - net                                                                                   (4,460)     (10,419)
                                                                                            ---------    ---------
            Net cash provided by operating activities                                        232,147      187,332
Investing activities
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                                                        (104,709)    (116,010)
Investment in new acquisition, less cash acquired                                           (313,489)           -
                                                                                            ---------    ---------
            Total investing activities                                                      (418,198)    (116,010)
Financing activities
------------------------------------------------------------------------------------------------------------------------------------
Proceeds from issuance of notes payable                                                      138,206      298,200
Repayment of notes payable                                                                    (8,322)        (846)
Proceeds from issuance of long-term debt                                                     447,647      178,198
Repayment of long-term debt                                                                 (288,853)    (169,994)
Stock repurchases                                                                            (27,672)    (311,788)
Forward stock purchase amendment                                                                   -       (9,595)
Debt repurchase premiums                                                                      (5,171)           -
Stock options exercised and other common stock transactions                                  (23,159)      (2,615)
Dividends on common stock                                                                    (41,244)     (42,152)
Dividends on minority interests                                                              (13,812)     (15,319)
                                                                                            ---------    ---------
                               Total financing activities                                    177,620      (75,911)
Effect of exchange rates on cash                                                                (625)      (1,141)
                                                                                            ---------    ---------
            Decrease in cash and cash equivalents                                             (9,056)      (5,730)
Cash and cash equivalents at beginning of period                                              27,198       28,815
                                                                                            ---------    ---------
            Cash and cash equivalents at end of period                                     $  18,142    $  23,085
                                                                                           ==========   ==========

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that are expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income/(loss) and its components, net of related tax, are as follows (in thousands):

Three Months Ended September 30                                                                                2001         2000
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                                          $ (29,671)   $  59,533
Unrealized losses on securities                                                                                  (73)        (900)
Foreign currency translation                                                                                  (1,343)        (118)
                                                                                                           ---------    ---------
  Comprehensive income (loss)                                                                              $ (31,087)   $  58,515
                                                                                                           =========    =========

Nine Months Ended September 30                                                                                 2001         2000
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                 $  68,414    $ 211,121
Unrealized gains (losses) on securities                                                                          325       (2,788)
Foreign currency translation                                                                                    (920)      (1,360)
                                                                                                           ---------    ---------
  Comprehensive income                                                                                     $  67,819    $ 206,973
                                                                                                           =========    =========

The components of accumulated other comprehensive loss, net of related tax are as follows:

                                                                                                        September 30     December 31
In thousands                                                                                                2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                                                       $    (959)   $    (959)
Unrealized gain on securities                                                                                    325            -
Foreign currency translation                                                                                 (11,361)     (10,441)
                                                                                                           ---------    ---------
  Accumulated other comprehensive loss                                                                     $ (11,995)   $ (11,400)
                                                                                                           =========    =========

  NOTE C - INVENTORIES

Inventories consisted of the following:
                                                                                September 30  December 31
In thousands                                                                         2001       2000
------------------------------------------------------------------------------------------------------
Raw materials                                                                      $ 87,840   $ 62,556
Work in process                                                                      91,379     67,535
Finished products                                                                   431,601    359,376
Supplies                                                                              9,630      7,451
                                                                                   --------   --------
Total FIFO cost                                                                     620,450    496,918
Less excess of FIFO cost over LIFO                                                   89,574     88,368
                                                                                   --------   --------
  Inventories                                                                      $530,876   $408,550
                                                                                   ========   ========


NOTE D - EARNINGS (LOSS) PER SHARE

The following table sets forth the components for computing basic and diluted earnings (loss) per share:

                                                                                      Three months ended   Nine months ended
                                                                                          September 30       September 30
                                                                                   -------------------------------------------------
In thousands except per share data                                                    2001         2000         2001       2000
------------------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings (loss) per
   share-net  income (loss) before extraordinary item and
   cumulative effect of accounting change                                          $    (24,500)   $  59,533   $   77,312   $211,121
                                                                                   ============    =========   ==========   ========
Numerator for basic and diluted earnings (loss) per share-                         $     (5,171)   $       -   $   (5,171)  $      -
   extraordinary item-loss on early retirement of debt                             ============    =========   ==========   ========
Numerator for basic earnings (loss) per share-
   cumulative effect of accounting change                                          $          -    $       -   $   (3,727)  $      -
   Adjustment for put options marked to market                                                -            -       63,092          -
                                                                                   ------------    ---------   ----------   --------
Numerator for diluted earnings (loss) per share-
   cumulative effect of accounting change                                          $          -    $       -    $  59,365   $      -
                                                                                   ============    =========   ==========   ========
Numerator for basic earnings (loss) per share-
   net income (loss)                                                               $    (29,671)   $  59,533   $   68,414   $211,121
   Adjustment for put options marked to market                                                -            -       63,092          -
                                                                                   ------------    ---------   ----------   --------
Numerator for diluted earnings (loss) per share-
   net income (loss)                                                               $    (29,671)   $  59,533   $  131,506   $211,121
                                                                                   ============    =========   ==========   ========

Denominator for basic earnings (loss)
per share-weighted-average shares                                                        76,544       77,027       76,297     78,331
Effect of dilutive securities:
   Stock option plans and restricted stock awards                                           788        1,014          770        996
   Put options                                                                                -        2,609        1,440      3,415
                                                                                   ------------    ---------   ----------   --------
Potential dilutive common shares                                                            788        3,623        2,210      4,411
                                                                                   ------------    ---------   ----------   --------
Denominator for diluted earnings (loss) per
share-weighted- average shares                                                           77,332       80,650       78,507     82,742
                                                                                   ============    =========   ==========   ========


NOTE E - CONTINGENCIES

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

Financial information for Maytag's reportable segments consisted of the following:

                                                                             Three Months Ended               Nine Months Ended
                                                                               September 30                      September 30
                                                                             -------------------------------------------------------
In thousands                                                                    2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Net sales
   Home appliances                                                         $ 1,111,168    $   931,283    $ 2,997,226    $ 2,833,547
   Commercial appliances                                                        92,873        105,282        290,141        341,689
   International appliances                                                     23,048         19,864         85,242         80,961
                                                                           -----------    -----------    -----------    -----------
       Consolidated total                                                  $ 1,227,089    $ 1,056,429    $ 3,372,609    $ 3,256,197
                                                                           ===========    ===========    ===========    ===========

Operating income

   Home appliances                                                          $   85,249    $   120,303    $   240,466    $   409,574
   Commerical appliances                                                         4,671          5,563         10,082         27,073
   International appliances                                                     (5,282)        (5,117)        (8,910)        (5,690)
                                                                           -----------    -----------    -----------    -----------
       Total for reportable segments                                            84,638        120,749        241,638        430,957
   Corporate                                                                    (8,534)        (9,175)       (29,790)       (33,645)
                                                                           ------------   -----------    -----------    -----------
       Consolidated total                                                   $   76,104    $   111,574    $   211,848    $   397,312
                                                                            ==========    ===========    ===========    ===========

The reconciliation of segment profit to consolidated income (loss) before income taxes, minority interest, extraordinary item and cumulative effect of accounting change consisted of the following:

                                                                             Three Months Ended       Nine Months Ended
                                                                               September 30              September 30
                                                                         -----------------------------------------------------------
In thousands                                                                2001         2000         2001         2000
------------------------------------------------------------------------------------------------------------------------------------
Total operating income for
reportable segments                                                      $  84,638    $ 120,749    $ 241,638    $ 430,957
Corporate                                                                   (8,534)      (9,175)     (29,790)     (33,645)
Interest expense                                                           (19,154)     (17,397)     (49,293)     (47,464)
Loss on pending business disposition                                       (59,500)           -      (59,500)           -
Other - net                                                                 (2,966)      (1,581)      (4,128)      (4,230)
                                                                          ---------    ---------    ---------    ---------
  Consolidated income (loss) before income taxes,
  minority interest, extraordinary item and
  cumulative effect of accounting change                                 $  (5,516)   $  92,596    $  98,927    $ 345,618
                                                                         ==========   ==========   ==========   ==========


Asset information for Maytag's reportable segments consisted of the following:


                                                                                                   September 30     December 31
In thousands                                                                                           2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Total assets
         Home appliances                                                                         $  2,413,794        $  1,793,626
         Commercial appliances                                                                        202,665             268,314
         International appliances                                                                     238,383             259,255
                                                                                             ------------------  ------------------
         Total for reportable segments                                                              2,854,842           2,321,195
         Corporate                                                                                    363,481             347,729
                                                                                             ------------------  ------------------
           Consolidated total                                                                    $  3,218,323        $  2,668,924
                                                                                             ==================  ==================

NOTE G - MINORITY INTEREST

The (income)/loss attributable to the noncontrolling interest reflected in Minority interest in the Consolidated Statements of Income consisted of the following:


                                                            Three Months Ended                         Nine Months Ended
                                                               September 30                              September 30
                                                  ----------------------------------------  ----------------------------------------
In thousands                                              2001                2000                 2001                2000
------------------------------------------------------------------------------------------  ----------------------------------------
Rongshida-Maytag                                       $   3,369          $   2,972             $   6,010           $   3,981
Maytag Trusts                                                  -             (3,361)               (6,963)             (9,703)
Anvil Technologies                                        (1,874)            (1,877)               (5,628)             (5,625)
                                                  ----------------------------------------  ----------------------------------------
  Minority interests                                   $   1,495          $  (2,266)            $  (6,581)          $ (11,347)
                                                  ========================================  ========================================

The outside investors' noncontrolling interest reflected in Minority interest in the Consolidated Balance Sheets consisted of the following:

                                     September 30              December 31
In thousands                            2001                       2000
-------------------------------------------------------------------------------
Rongshida-Maytag                      $ 58,956                   $ 64,966
Anvil Technologies                     100,135                    100,097
                                      --------                   --------
  Minority interests                  $159,091                   $165,063
                                      ========                   ========


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

Maytag uses interest rate swaps to adjust the proportion of total debt that is subject to variable and fixed interest rates. To manage associated cost of this debt in an efficient manner, Maytag enters into interest rate swaps, in which Maytag agrees to exchange, at specified intervals, the difference between interest amounts calculated by reference to an agreed upon notional principal amount. At September 30, 2001, Maytag had interest rate swaps with a fair market value of approximately $10.6 million designated as fair value hedges of underlying fixed rate debt obligations. The mark-to-market values of both the fair value hedge instruments and the underlying debt obligations are recorded as Other noncurrent assets and Long-term debt on the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the interest expense component of the Consolidated Statements of Income. Maytag has analyzed its interest rate swaps and determined there is no ineffectiveness, and as a result, there is no current impact to earnings.

As of June 30, 2001, Maytag adopted the Financial Accounting Standards Board's
(FASB) Emerging Issues Task Force (EITF) issue No.00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying EITF Issue No.96-13." As Maytag has determined that certain contract features limit its ability to determine a net share settlement, EITF 00-19 required Maytag to record the fair market value of the put options as liabilities and the fair market value of the purchase contracts as assets on June 30, 2001 related to the Maytag Trusts. The $67 million fair market value of the put options was reflected on the Consolidated Balance Sheets as $34 million "Accrued liabilities" and $33 million "Other noncurrent liabilities." The $58 million fair market value of the purchase contracts was reflected on the Consolidated Balance Sheets as $31 million "Other current assets" and $27 million "Other noncurrent assets." Maytag recognized a cumulative effect of accounting change loss of $3.7 million related to the establishment of the assets and liabilities related to the purchase contracts and put options.

The $200 million maximum potential obligation related to the Maytag Trust put options was established at the end of 2000 as temporary equity with a reduction in paid-in-capital. As the put options as of June 30, 2001 were reflected as liabilities, the temporary equity was transferred back into paid-in capital.

The outside investor's noncontrolling interest in the Maytag Trust of $200 million previously reflected on the Consolidated Balance Sheets as "Company obligated manditorily redeemable preferred capital securities of subsidiary trust holding solely Maytag's debentures" was reflected as $100 million "Current portion of long-term debt" and $100 million "Long-term debt, less current portion." The income attributable to such noncontrolling interest previously reflected as "Minority interests" in the "Consolidated Statements of Income" as of June 30, 2001 was reflected as "Interest expense" in the third quarter of 2001. In September 2001, Maytag made an early retirement of this long-term debt at an after-tax cost of $5.2 million that was reflected as an extraordinary item on the "Consolidated Statements of Income." Maytag also cash settled the put options and purchase contracts associated with the Maytag Trust and these instruments are no longer reflected on the Consolidated Balance Sheet as of September 30, 2001.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangibles assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

Maytag will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $10 million ($0.13 per share) for the year 2002, that includes the impact of the pending Blodgett disposition. During 2002, Maytag will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. It has not determined what the effect of these tests will be on the earnings and financial position of Maytag.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001 with early adoption encouraged. It establishes a single accounting method for long-lived assets to be disposed of, including those that are a part of discontinued operations, and broadens the presentation requirements of discontinued operations to include components of an entity disposed of rather than a segment of a business. Maytag has not yet determined what impact the adoption will have on earnings and financial position presentation, nor whether Maytag will choose to adopt SFAS No. 144 before 2002.

NOTE I - BUSINESS ACQUISITION

On August 1, 2001, Maytag completed its acquisition of the major appliances business of Amana Appliances ("Amana") for $313.5 million in cash, subject to adjustments, and delivered 500,000 shares of common stock with a market value of $16.5 million for a total purchase price of $330 million. The $313.5 million in cash included approximately $4.5 million in transaction costs directly related to the acquisition as well as net cash acquired of $4.7 million. The purchase contract contains a purchase price adjustment mechanism that could change the ultimate amount paid for Amana. A determination of the adjustment has not yet been finalized. The annual sales of the Amana business is approximately $900 million. Maytag accounted for the acquisition as a purchase and the acquired operations are included in the consolidated financial statements as a part of the home appliances segment beginning August 1, 2001. The purchase price was lower than the estimated fair values of the net assets acquired, and Maytag allocated the "negative goodwill" to certain non-current assets reducing their estimated fair values.

Assuming the purchase of Amana had been effective as of January 1, 2000, the proforma consolidated net sales would have been $1.3 billion and $3.9 billion for the three and nine month periods ended September 30, 2001, respectively. The proforma consolidated net sales would have been $1.3 billion and $3.9 billion for the three and nine month periods ended September 30, 2000, respectively. Assuming the purchase had been effective as of January 1, 2000, the proforma impact on income (loss) before extraordinary items and cumulative effect of accounting change, net income and earnings per share would not have been significant for the periods presented.

NOTE J - BUSINESS DISPOSITION

On August 31, 2001 Maytag announced that it had entered into an agreement for the sale of its Blodgett commercial cooking products business. An estimated loss of $59.5 million was recognized in the third quarter of 2001 to reduce the carrying amount of the Blodgett net assets to their net realizable value. The sale is not expected to be finalized by mid-November as originally anticipated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 2001 with 2000

     Maytag Corporation ("Maytag") has three reportable segments: home appliances, commercial appliances and international appliances. (See discussion and financial information about Maytag's reportable segments in "Note F - Segment Reporting" section of the Notes to Consolidated Financial Statements.) The 2001 results included the recently acquired major appliances business of Amana Appliances ("Amana") effective August 1, 2001. (See discussion in "Business Acquisition" section of this Management's Discussion and Analysis.)

     Net Sales: Consolidated net sales were $1.227 billion in the third quarter of 2001, an increase of 16 percent compared to the same period in 2000. Excluding the impact of the Amana acquisition, third quarter 2001 net sales increased two percent over 2000. For the first nine months of 2001, consolidated net sales were $3.373 billion, an increase of four percent from the same period in 2000. Excluding the impact of the Amana acquisition, the first nine months of 2001 net sales decreased one percent over 2000.

     Home appliances net sales, which include major appliances, floor care products and international export sales, were 19 percent higher in the third quarter of 2001 compared to the same period in 2000. The net sales increase was due primarily to the impact of the Amana acquisition as well as record sales levels being set in major appliances due to record industry units shipped. The increase in major appliances net sales was partially offset by sales decreases in floor care products and export sales. The decrease in sales of floor care products was due to the continued erosion of Maytag's unit volume and market share. Third quarter industry growth was attributable to increases in unit volume of lower price product while Maytag's strategy is focused on premium priced products. The decline from the prior year was also attributable to the introduction of Maytag's new bagless floor care products in the third quarter of 2000.

     For the first nine months of 2001, net sales for home appliances increased six percent compared to the same period in 2000 primarily due to the impact of the Amana acquisition. Excluding Amana, home appliances sales were up slightly with increases in major appliances partially offset by decreases in floor care products and export sales. The increase in major appliances sales was achieved despite a decline in industry sales for the first nine months of 2001. The decrease in sales of floor care products was due to a flat industry compared to prior year combined with the erosion of Maytag's unit share. Maytag expects the fourth quarter major appliances industry shipments to be up over the prior year. Union workers at the Amana refrigeration plant approved a three-year contract November 11, 2001, ending an eight-week strike that is expected to adversely impact fourth quarter results.

     Commercial appliances net sales, which include vending and foodservice equipment, decreased 12 percent in the third quarter of 2001 compared to the same period in 2000. For the first nine months of 2001, net sales of commercial appliances decreased 15 percent from the same period in 2000. The net sales decreases were due primarily to the continued weak vending equipment industry and a decline in foodservice sales. The vending equipment industry decline is expected to continue through the remainder of 2001. In the third quarter of 2001, Maytag announced the agreement to sell its Blodgett commercial cooking products business. (See discussion in the "Loss on Pending Business Disposition" section of this Management's Discussion and Analysis.)

      Net sales of international appliances, which consist of Maytag's 50.5 percent owned joint venture in China ("Rongshida-Maytag"), increased 16 percent in the third quarter of 2001 compared to the same period in 2000. For the first nine months of 2001, net sales of international appliances increased 5 percent compared to the same period in 2000.

Gross Profit: Consolidated gross profit as a percent of sales decreased to 22 percent in the third quarter of 2001 from 26.2 percent of sales in the same period in 2000. Consolidated gross profit as a percent of sales decreased to 23 percent for the first nine months of 2001 from 27.5 percent of sales in the same period in 2000. The decrease in gross margin was due primarily to weaker product pricing, product mix and higher distribution and warranty costs partially offset by lower raw material costs. Maytag expects raw material prices for the remainder of 2001 to be lower compared to 2000.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 15.8 percent of sales in the third quarter of 2001 compared to 15.6 percent of sales in the same period in 2000. Consolidated selling, general and administrative expenses were 16.7 percent of sales for the first nine months of 2001 compared to 15.3 percent of sales in the same period in 2000. The increases were due primarily to higher sales promotion and advertising expenses. Maytag will recognize a charge in the fourth quarter related to the elimination of approximately 300 salaried positions.

Operating Income: Consolidated operating income for the third quarter of 2001 decreased 32 percent to $76 million, or 6.2 percent of sales, compared to $112 million, or 10.6 percent of sales, in the same period in 2000. Consolidated operating income for the first nine months of 2001 decreased 47 percent to $212 million, or 6.3 percent of sales, compared to $397 million, or 12.2 percent of sales, in the same period in 2000. The decreases in operating margin for the third quarter and first nine months were due primarily to the decreases in gross profit margin and increased selling, general and administrative expenses as a percent of sales discussed above.

      Home appliances operating income decreased 29 percent in the third quarter of 2001 compared to 2000. Operating margin for the third quarter of 2001 was 7.7 percent of sales compared to 12.9 percent of sales in the same period in 2000. Home appliances operating income decreased 41 percent in the first nine months of 2001 compared to 2000. Operating margin for the first nine months of 2001 was 8 percent of sales compared to 14.5 percent of sales in the same period in 2000. The decreases in operating margin for the third quarter and first nine months were due primarily to the decreases in gross profit margins and increased selling, general and administrative expenses as a percent of sales discussed above.

      Commercial appliances operating income decreased 16 percent in the third quarter of 2001 compared to the same period in 2000. Operating margin for the third quarter of 2001 was 5 percent of sales compared to 5.3 percent of sales in the same period in 2000. Commercial appliances operating income decreased 63 percent in the first nine months of 2001 compared to the same period in 2000. Operating margin for the first nine months of 2001 was 3.5 percent of sales compared to 7.9 percent of sales in the same period in 2000. The decreases in operating margin for the third quarter and first nine months were due primarily to the decline in net sales discussed above.

     International appliances reported an operating loss of $5.3 million in the third quarter of 2001 compared to an operating loss of $5.1 million in the same period in 2000. International appliances reported an operating loss of $8.9 million in the first nine months of 2001 compared to an operating loss of $5.7 million in the same period in 2000. The unfavorable comparisons to 2000 were due primarily to the competitive environment in China. Maytag is evaluating strategic options for its China joint venture Rongshida-Maytag.

Interest Expense: Interest expense for the third quarter and first nine months of 2001 was ten and four percent higher than the same periods in 2000, respectively. The increases resulted from additional debt issued for the acquisition of Amana and the classification of the financing costs related to the Maytag Trusts as interest expense instead of minority interest effective June 2001. These increases were partially offset by lower average borrowing rates. (See "Note H-Impact of Recently Issued Accounting Standards" of Notes to Consolidated Financial Statements for further discussion on the Maytag Trusts.)

Loss on Pending Business Disposition: On August 31, 2001 Maytag announced that it had entered into an agreement for the sale of its Blodgett commercial cooking products business. An estimated loss of $59.5 million was recognized in the third quarter of 2001 to reduce the carrying amount of the Blodgett net assets to their net realizable value. The sale is not expected to be finalized by mid-November as originally anticipated.

Income Taxes: The 2001 third quarter effective tax rate, excluding the loss on pending business disposition, was 37.9 percent compared to 33.3 percent for the same period in 2000. For the first nine months of 2001, the effective tax rate, excluding a $42 million one-time tax benefit recognized in the first quarter and the loss on pending business disposition, was 36.0 percent compared to 35.6 percent for the same period in 2000. The increase in the effective tax rates were due primarily to increased losses from the China joint venture that realize no tax benefit and a benefit from a capital loss carry-forward that was recognized in the third quarter of 2000. Maytag expects the effective tax rate for the remainder of 2001 to be approximately 36 percent.

Minority Interest: Minority interest decreased by $3.8 million and $4.8 million from the third quarter and first nine months of 2000, respectively, due primarily to the classification of the financing costs related to the Maytag Trusts as interest expense instead of minority interest, effective June 2001, and the increased operating losses for Rongshida-Maytag. (See "Note H-Impact of Recently Issued Accounting Standards" of Notes to Consolidated Financial Statements for further discussion on the Maytag Trusts.)

Cumulative Effect of Accounting Change: The first nine months of 2001 included a cumulative effect of accounting change of $3.7 million due to the implementation of accounting rules effective June 30, 2001. (See "Note H-Impact of Recently Issued Accounting Standards" of Notes to Consolidated Financial Statements for further discussion on the Maytag Trusts.)

Extraordinary Item-Loss on Early Retirement of Debt: In the third quarter of 2001, Maytag recognized an after-tax loss on early retirement of debt of $5.2 million related to the cost of refinancing the Maytag Trusts. (See "Note H-Impact of Recently Issued Accounting Standards" of Notes to Consolidated Financial Statements for further discussion on the Maytag Trusts.)

Net Income (Loss): The following table summarizes the impact of the one-time tax benefit, loss on pending business disposition, extraordinary item and cumulative effect of accounting change on reported net income and diluted earnings per share. The decrease in net income in the third quarter of 2001 compared to the same period in 2000, excluding the loss on pending business disposition and extraordinary item, was due primarily to the decrease in operating income. The decrease in net income in the first nine months of 2001 compared to the same period in 2000, excluding the one-time tax benefit, loss on pending business disposition, extraordinary item and cumulative effect of accounting change, was due primarily to the decrease in operating income.

     The decrease in diluted earnings per share in the third quarter of 2001 and the first nine months of 2001 compared to the same periods in 2000, excluding the one-time tax benefit, loss on pending business disposition, extraordinary item and the cumulative effect of accounting change, was also due primarily to the decrease in operating income partially offset by lower diluted average shares outstanding.


                                                             Three months ended                            Nine months ended
                                                                September 30,                                 September 30,
                                                        --------------------------------          ----------------------------------
Net income (in millions)                                    2001              2000                 2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
Excluding tax benefit, loss on pending
   business disposition, extraordinary item
   and effect of accounting change                  $     35.0          $      59.5          $      94.8             $     211.1
Tax benefit                                                  -                    -                 42.0                       -
Loss on pending business disposition                     (59.5)                   -                (59.5)                      -
Extraordinary item-loss on early
   retirement of debt                                     (5.2)                   -                 (5.2)                      -
Cumulative effect of accounting change                       -                    -                 (3.7)                      -
                                                  ---------------     ---------------      ----------------         ---------------
Reported                                            $    (29.7)         $      59.5          $      68.4             $     211.1
                                                  ===============     ===============      ================         ===============

                                                             Three months ended                            Nine months ended
                                                                September 30,                                 September 30,
                                                        --------------------------------          ----------------------------------
Diluted earnings per common share                           2001              2000                 2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
Excluding tax benefit, loss on pending
   business disposition, extraordinary item
   and effect of accounting change                  $     0.45          $      0.74          $      1.21             $      2.55
Tax benefit                                                  -                    -                 0.53                       -
Loss on pending business disposition                     (0.77)                   -                (0.76)                      -
Extraordinary item-loss on early
   retirement of debt                                    (0.07)                   -                (0.07)                      -
Cumulative effect of accounting change                       -                    -                 0.76                       -
                                                  ---------------     ---------------      ----------------         ---------------
Reported                                            $    (0.38)         $      0.74          $      1.68             $      2.55
                                                  ===============     ===============      ================         ===============

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

      Net cash provided by operating activities for the first nine months of 2001 increased $45 million compared to the same period in 2000 primarily due to a decrease in working capital requirements and favorable timing benefits associated with certain expense items in the first nine months of 2001 compared to the same period in 2000.

      A portion of Maytag's accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag's ongoing operations.

Total Investing Activities: Maytag's capital expenditures represent continual investments in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements and similar items.

     Capital expenditures in the first nine months of 2001 were $105 million compared to $116 million in 2000. Maytag plans to invest approximately $150-$160 million in capital expenditures in 2001. Effective August 2001, Maytag acquired the appliance business of Amana for $313.5 million of cash and $16 million of common stock. (See discussion in "Business Acquisition" section in the Management's Discussion and Analysis.)

Total Financing Activities: Dividend payments on Maytag's common stock in the first nine months of 2001 and 2000 were $41 million and $42 million, or $0.54 per share.

      In connection with its share repurchase program, Maytag repurchased 0.4 million shares of common stock during the first nine months of 2001 at a cost of $28 million. During the third quarter, Maytag retired all of the remaining outstanding put option contracts associated with its share repurchase program.

     Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag's commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire May 2, 2002 and May 3, 2004. The agreements include covenants with respect to interest coverage and leverage that Maytag was in compliance with at September 30, 2001. Maytag had $396 million of commercial paper outstanding as of September 30, 2001. In addition, Maytag has a $100 million bank credit facility that will expire on December 15, 2001 which has covenants that mirror those in Maytag's other credit facilities. Maytag had $40 million of drawn funds on this facility as of September 30, 2001. In April 2001, Maytag issued $185 million of notes due March 31, 2006 under an effective shelf registration statement. Maytag subsequently filed a new shelf registration statement for $750 million that became effective on August 1, 2001. In August 2001, Maytag issued $250 million of notes due August 1, 2031 under this new shelf registration statement. Maytag expects to use the net proceeds from the sale of debt securities for general Corporate purposes.

      Maytag explores and may periodically implement arrangements to adjust its obligations under various stock repurchase arrangements.


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

      Maytag also is exposed to commodity price risk related to Maytag's purchase of selected commodities used in the manufacture of its products. To reduce the effect of changing raw material prices for selected commodities, Maytag has entered into commodity swap agreements to hedge a portion of its anticipated raw material purchases on selected commodities.

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

Contingencies

Maytag has contingent liabilities arising in the normal course of business or from operations that have been discontinued or divested. (See discussion of these contingent liabilities in Contingencies section of the Notes to Consolidated Financial Statements.)

Business Acquisition

On August 1, 2001, Maytag completed its acquisition of the major appliances business of Amana Appliances ("Amana") for $313.5 million in cash, subject to adjustments, and delivered 500,000 shares of common stock with a market value of $16.5 million for a total purchase price of $330 million. The $313.5 million in cash included approximately $4.5 million in transaction costs directly related to the acquisition as well as net cash acquired of $4.7 million. The purchase contract contains a purchase price adjustment mechanism that could change the ultimate amount paid for Amana. A determination of the adjustment has not yet been finalized. The annual sales of the Amana business is approximately $900 million. Maytag accounted for the acquisition as a purchase and the acquired operations are included in the consolidation financial statements as a part of the home appliances segment beginning August 1, 2001.

Forward-Looking Statements

This Management's Discussion and Analysis contains statements that are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expect," "intend," "may impact," "plan," "should" or similar terms. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which Maytag competes, including changes in economic conditions in the geographic areas where Maytag's operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the cost and availability of raw materials and purchased components; union labor negotiations; progress on capital projects; the impact of business acquisitions or dispositions; the ability of Maytag to integrate the operations from acquisitions into its operations; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                               September 30, 2001




Item 6.  Exhibits and Reports on Form 8-K.


(a)Exhibit            Description
   -------            -----------
     10 (b) Change of Control Agreements Additional Participants:
            Ralph F. Hake and R. Craig Breese.
   --------------------------------------------------------------
(b)     Reports on Form 8-K

        Maytag Corporation filed a Form 8-K dated August 31, 2001 containing a press release announcing an agreement for the sale of its Blodgett commercial cooking products business.

        Maytag Corporation filed a Form 8-K dated October 30, 2001 containing agreements relating to Medium-Term Notes that it might issue.
        ---------------------------------------------------------------------
          20

                               MAYTAG CORPORATION
                                   Signatures
                               September 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MAYTAG CORPORATION
                                            ------------------

Date: November 14, 2001                     /s/Steven H. Wood
      -----------------                     -------------------

                                            Steven H. Wood
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)