Form 10-K405
period 2001-12-31
MAYTAG CORP
filed 2002-03-18
CIK 63541

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended December 31, 2001

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ____________ to ____________

                         Commission file number 1-655

                              MAYTAG CORPORATION

                                                  I.R.S. Employer
                                               Identification No.
              A Delaware Corporation                   42-0401785

               403 West Fourth Street North, Newton, Iowa 50208

       Registrant's telephone number, including area code: 641-792-7000

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
             Title of each class                which registered
             -------------------                ----------------
       Common Stock, $1.25 par value         New York Stock Exchange

      Preferred Stock Purchase Rights        New York Stock Exchange

         7.875% Public Income Notes          New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on March 11, 2002 was $3,136,575,410. The number of shares outstanding of the registrant's common stock (par value $1.25) as of the close of business on March 11, 2002 was 77,122,582.

                      DOCUMENTS INCORPORATED BY REFERENCE

   As noted in Part III of this Form 10-K, portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 9, 2002 have been incorporated by reference.

================================================================================

                              MAYTAG CORPORATION

                   2001 ANNUAL REPORT ON FORM 10-K CONTENTS


Item                                                                                           Page
----                                                                                           ----

PART I:

 1.  Business ................................................................................   2

     Business--Home Appliances................................................................   2

     Business--Commercial Appliances..........................................................   3

 2.  Properties...............................................................................   4

 3.  Legal Proceedings........................................................................   4

 4.  Submission of Matters to a Vote of Security Holders......................................   4

    Executive Officers of the Registrant......................................................   5

PART II:

 5.  Market for the Registrant's Common Equity and Related Stockholder Matters................   6

 6.  Selected Financial Data..................................................................   6

 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   7

 7A. Quantitative and Qualitative Disclosures About Market Risk...............................  16

 8.  Financial Statements and Supplementary Data..............................................  17

 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  50

PART III:

10.  Directors and Executive Officers of the Registrant.......................................  50

11.  Executive Compensation...................................................................  50

12.  Security Ownership of Certain Beneficial Owners and Management...........................  50

13.  Certain Relationships and Related Transactions...........................................  50

PART IV:

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................  50

Signatures....................................................................................  51

                                    PART I

Item 1.  Business.

   Maytag is a leading producer of home and commercial appliances. Its products are sold to customers throughout North America and in international markets. Maytag was organized as a Delaware corporation in 1925.

   Maytag is among the top three major appliance companies in the North American market, offering consumers a full line of washers, dryers, dishwashers, refrigerators and ranges distributed through large and small retailers across the U.S. and Canada. Maytag also has a significant presence in the commercial laundry market. Effective August 1, 2001, Maytag acquired the major appliances and commercial microwave oven businesses of Amana Appliances ("Amana"). Maytag's Hoover brand is the market leader in North America floor care products.

   Maytag owns Dixie-Narco, one of the original brand names in the vending machine industry and today the leading manufacturer of soft drink can and bottle vending machines in the United States. Dixie-Narco venders are sold primarily to major soft drink bottlers such as Coca-Cola and Pepsico.

   In commercial cooking appliances, Maytag owns Jade Range, a leading manufacturer of premium-priced commercial ranges and refrigerators, and commercial-style ranges for the residential market.

   Maytag makes significant annual capital investments that have led directly to demonstrable and superior product innovations in its strongest brands. Superior product performance reinforces brand positioning; product and brand positioning drive average pricing and distribution.

   The Company operates in two business segments: home appliances and commercial appliances. Sales to Sears, Roebuck and Co. represented 18% of 2001 consolidated net sales, 12% of 2000 consolidated net sales and 11% of 1999 consolidated net sales. Financial and other information relating to these reportable business segments is included in Part II, Item 7, Pages 7-13, and
Item 8, Pages 45-47.

   During 2001, Maytag classified its Blodgett foodservice operations and its
50.5 percent owned joint venture in China ("Rongshida-Maytag") as discontinued operations. All prior periods presented have been reclassified to reflect these results as discontinued operations. Previously, Blodgett was included in the commercial appliances segment and the international segment consisted solely of Rongshida-Maytag. Maytag completed the sale of Blodgett in December 2001.

Home Appliances

   The home appliances segment represented 94.7 percent of consolidated net sales in 2001.

   The operations of the Company's home appliances segment manufacture major appliances (laundry products, dishwashers, refrigerators, cooking appliances) and floor care products. These products are primarily sold to major national retailers and independent retail dealers in North America and targeted international markets. These products are sold primarily under the Maytag, Hoover, Jenn-Air, Magic Chef and beginning in 2001, Amana brand names. Included in this segment is Maytag International, Inc., the Company's international marketing subsidiary that administers the sale of home appliances and licensing of certain home appliance brands in markets outside the United States and Canada.

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

   The Company holds a number of patents that are important in the manufacture of its products. The Company also holds a number of trademark registrations of which the most important are

ADMIRAL, AMANA, HOOVER, JENN-AIR, MAGIC CHEF, MAYTAG, and the associated corporate symbols.

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

   The Company has been identified as one of a group of potentially responsible parties by state and federal environmental protection agencies in remedial activities related to various "superfund" sites in the United States. The Company presently does not anticipate any significant adverse effect upon the Company's earnings or financial condition arising from resolution of these matters. Additional information regarding environmental remediation is included in Part II, Item 8, Page 45.

   The Company is subject to changes in government mandated energy and environmental standards regarding appliances that may become effective over the next several years. The Company is in compliance with those existing standards where it does business. As any new standards that effect the entire appliance industry become effective, the Company intends to be in compliance with the new standards where it does business.

   The number of employees of the Company in the home appliances segment as of December 31, 2001 was 20,288. Approximately 43 percent of these employees are covered by collective bargaining agreements. A collective bargaining agreement covering one of Maytag's refrigeration manufacturing sites is scheduled for negotiations in April of 2002.

Commercial Appliances

   The commercial appliances segment represented 5.3 percent of consolidated net sales in 2001.

   The operations of the Company's commercial appliances segment manufacture commercial cooking and vending equipment. These products are primarily sold to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets. These products are sold primarily under the Dixie-Narco and Jade brand names.

   The Company uses steel as a basic raw material in its manufacturing processes in addition to purchased motors, compressors and other components. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

   The Company holds a number of patents that are important in the manufacture of its products. The Company also holds a numbers of trademark registrations of which the most important are DIXIE-NARCO and JADE and the associated corporate symbols.

   Commercial appliance sales are considered seasonal to the extent that the Company normally experiences lower sales in the fourth quarter compared to other quarters.

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

   The number of employees of the Company in the commercial appliances segment as of December 31, 2001 was 1,293.

Item 2.  Properties.

   The Company's corporate headquarters are located in Newton, Iowa. Major offices and manufacturing facilities in the United States related to the home appliances segment are located in: Newton, Iowa; Galesburg, Illinois; Cleveland, Tennessee; Jackson, Tennessee; Milan, Tennessee; Herrin, Illinois; Amana, Iowa; Florence, South Carolina; Searcy, Arkansas; Jefferson City, Missouri; North Canton, Ohio; and El Paso, Texas. The Company also has two facilities in Mexico. The Company has announced its plan to sell the facility located in Jefferson City, Missouri.

   Major offices and manufacturing facilities in the United States related to the commercial appliances segment are located in: Williston, South Carolina and Commerce, California.

   The facilities for the home appliances and commerical appliances segments are well maintained, suitably equipped and in good operating condition. The facilities used had sufficient capacity to meet production needs in 2001, and the Company expects that such capacity will be adequate for planned production in 2002. The Company's major capital projects and planned capital expenditures for 2002 are described in Part II, Item 7, Page 14.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   The Company did not submit any matters to a vote of security holders during the fourth quarter of 2001 through a solicitation of proxies or otherwise.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                       First Became
     Name                              Office Held                      an Officer  Age
     ----                              -----------                     ------------ ---

Ralph F. Hake..... Chairman and Chief Executive Officer                    2001     53

William L. Beer... President, Maytag Appliances                            1993     49

R. Craig Breese... President, Maytag International                         2001     49

Thomas A. Briatico President, Dixie-Narco, Inc.                            1985     54

Steven J. Klyn.... Vice President and Treasurer                            2000     36

Keith G. Minton... President, The Hoover Company                           1989     54

Jon O. Nicholas... Senior Vice President Human Resources                   1993     62

Ernest Park....... Senior Vice President and Chief Information Officer     2000     49

Thomas J. Piersa.. Vice President Global Procurement                       2000     50

Roger K. Scholten. Senior Vice President and General Counsel               2000     47

Vitas A. Stukas... Vice President and Corporate Controller                 1989     48

Steven H. Wood.... Executive Vice President and Chief Financial            1992     44
                     Officer

   Each of the executive officers has served the Company in various executive or administrative positions for at least the last five years except as noted above and except for:

    Name                              Company/Position                       Period
    ----                              ----------------                      ---------

Ralph F. Hake... Fluor Corporation, an engineering, procurement,            1998-2001
                   construction, maintenance and business services
                   company
                   Executive Vice President and Chief Financial Officer

                 Whirlpool Corporation, a manufacturer of home              1987-1998
                   appliances
                   Various Positions ending as Senior Executive Vice
                     President and Chief Financial Officer

R. Craig Breese. Viskase Corporation, a manufacturer of products used by    1990-2001
                   the meat and poultry industry
                   Various Positions ending as Executive Vice President

Ernest Park..... Honeywell Global Business Services, a diversified          1999-2000
                   technology and manufacturing company
                   Vice President and Chief Information Officer

                 Allied Signal Business Services, a diversified technology  1996-1999 and manufacturing company
                   Vice President and Chief Information Officer

Thomas J. Piersa York International Corporation, a manufacturer of heating, 1998-2000 ventilating, air conditioning and refrigeration
                   Vice President Worldwide Supply Chain Management

                 Eastman Kodak Co, a manufacturer and marketer of           1978-1998
                   imaging products and services
                   Various Positions ending as Manager Worldwide
                     Strategic Sourcing

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                        Sale Price of Common Shares
                        ---------------------------  Dividends
                            2001          2000       Per Share
                        ------------- ------------- -----------
                Quarter  High   Low    High   Low   2001  2000
                ------- ------ ------ ------ ------ ----- -----
                First.. $37.40 $30.50 $47.75 $25.94 $ .18 $ .18
                Second.  36.00  29.07  41.44  31.81   .18   .18
                Third..  34.00  22.25  42.44  29.88   .18   .18
                Fourth.  31.79  24.00  31.75  25.00   .18   .18

   The principal U.S. market the Company's common stock is traded on is the New York Stock Exchange under the symbol MYG. As of March 11, 2002, the Company had 21,114 shareowners of record.

Item 6.  Selected Financial Data

                                       2001(1)     2000(2)     1999(3)       1998        1997
                                      ----------  ----------  ----------  ----------  ----------
                                              Dollars in thousands, except per share data
Net sales............................ $4,323,713  $3,994,918  $4,053,185  $3,804,647  $3,253,691
Gross profit.........................  1,003,504   1,088,899   1,182,446   1,109,552     893,894
Percent of sales.....................       23.2%       27.2%       29.1%       29.1%       27.4%
Operating income..................... $  289,152  $  439,715  $  572,488  $  510,549  $  344,922
Percent of sales.....................        6.6%       11.0%       14.1%       13.4%       10.6%
Income from continuing operations.... $  167,538  $  216,367  $  328,582  $  281,938  $  179,067
Percent of sales.....................        3.8%        5.4%        8.1%        7.4%        5.5%
Basic earnings per share-continuing
  operations......................... $     2.19  $     2.78  $     3.80  $     3.07  $     1.85
Diluted earnings per share-continuing
  operations.........................       2.13        2.63        3.66        3.00        1.83
Dividends paid per share.............       0.72        0.72        0.72        0.68        0.64
Basic weighted-average shares
  outstanding........................     76,419      77,860      86,443      91,941      96,565
Diluted weighted-average shares
  outstanding........................     78,565      82,425      89,731      93,973      98,055
Depreciation of property, plant and
  equipment.......................... $  148,370  $  133,840  $  122,254  $  126,510  $  121,084
Capital expenditures.................    145,569     152,598     134,597     134,277     196,345
Total assets.........................  3,156,151   2,668,924   2,636,487   2,587,663   2,514,154
Long-term debt, less current portion.    932,065     444,652     333,743     439,842     546,178

   Prior year results have been restated to reflect Blodgett and Rongshida-Maytag as discontinued operations.
--------
(1) Includes the net sales of Amana of $304.5 million that was acquired effective August 1, 2001. Operating income includes $9.8 million in special charges associated with a salaried workforce reduction. The after-tax special charges of $6.2 million are included in income from continuing operations. Income from continuing operations also includes a $7.2 million charge for loss on securities and a one-time tax credit of $42 million.
(2) Operating income includes $39.9 million in special charges associated with terminated product initiatives, asset write-downs and severance costs related to management changes. The after-tax special charges of $25.3 million are included in income from continuing operations. Income from continuing operations also includes a $17.6 million ($11.2 million after-tax) charge for loss on securities.
(3) Net sales include $20 million of sales from the Company's acquisition of Jade, a manufacturer of commercial ranges and refrigerators and residential ranges in the first quarter of 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Maytag early adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in the fourth quarter of 2001 and classified the 2001 results of its Blodgett foodservice business and its 50.5 percent owned joint venture in China ("Rongshida-Maytag") as discontinued operations. All prior periods presented have been restated to reflect these results as discontinued operations (see "Discontinued Operations" section in this Management's Discussion and Analysis).

Critical Accounting Policies

   The following accounting policies and practices are those that management believes are most important to the portrayal of Maytag's financial condition and results and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

   Allowance for Doubtful Accounts: Maytag evaluates the collectibility of its accounts receivable based on a combination of factors. Where Maytag is aware of a customer's inability to meet its financial obligations (e.g., where it has filed for bankruptcy), Maytag specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, Maytag establishes reserves for bad debts based on the length of time the receivables are past due ranging from 0.05% of the face amount of the account receivable for current amounts up to 90% for amounts more than 90 days past due, based on Maytag's historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a customer's ability to meet its financial obligations), Maytag's estimates of the recoverability of amounts due could be revised by a material amount.

   Pensions: Maytag provides noncontributory defined benefit pension plans for most of its employees. Plans covering salaried, management and some nonunion hourly employees generally provide pension benefits that are based on an average of the employee's earnings and credited service. Plans covering union hourly and other nonunion hourly employees generally provide benefits of stated amounts for each year of service. Maytag's funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that Maytag may determine to be appropriate. Maytag accounts for its defined benefit pension plans in accordance with FASB Statement No. 87, "Employers' Accounting for Pensions" which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established on the Consolidated Balance Sheets representing the amount of unfunded accrued pension cost. The unfunded accrued pension cost is the difference between the accumulated benefit obligation and the fair value of the plan assets. When it is necessary to establish an additional minimum pension liability, an equal amount is recorded as an intangible pension asset limited to unrecognized prior service cost. Any excess amount is recorded as a reduction to shareowners' equity in Accumulated other comprehensive income, net of tax, in the Consolidated Balance Sheets.

   To account for its defined benefit plans in accordance with Statement No. 87, at the end of each year, Maytag must make three main determinations: First, it must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligation for the end of the current year and to determine net periodic pension cost for the subsequent year. For guidance in determining the discount rate, Maytag looks at rates of return on high-quality fixed-income investments. At December 31, 2001, it determined this rate to be 7.5 percent compared to
7.75 percent used for 2000 and 1999.

   Second, Maytag must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the projected benefit obligation for the end of the current year and to determine net periodic pension cost for the subsequent year. At December 31, 2001, it determined this rate to be 4.75 percent compared to 5.25 percent used for 2000 and 1999.

   Third, Maytag must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred under Statement No. 87 and is recognized to net periodic pension cost over a four year period. At December 31, 2001, Maytag determined the rate for determining 2002 net periodic pension cost to be 9 percent compared to 9.5 percent used for 2001.

   At December 31, 2001, Maytag's accrued pension cost was $353 million, an increase from $50 million at the end of 2000. The majority of the increase in the accrued pension cost resulted from the significant decline in the plan's asset performance during 2001. In 2001, Maytag increased its pension contributions to $68 million from $42 million in 2000 and expects 2002 pension contributions to be approximately $115 million. For the year ended December 31, 2001, Maytag recognized consolidated pension expense of $42 million, an increase from $40 million in 2000. Maytag currently expects that consolidated pension expense for 2002 will increase to approximately $56 million due to a lower expected return on pension plan assets and a lower discount rate used to value the projected benefit obligation, partially offset by the decrease in expected rates of increase in compensation levels, as described above.

   Postretirement Benefits: Maytag provides postretirement health care and life insurance benefits for certain employee groups in the United States. Most of the postretirement plans are contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest and these benefits are subject to change. Death benefits for certain retired employees are funded as part of, and paid out of, pension plans.

   Maytag accounts for its postretirement benefits in accordance with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires the postretirement liability recognized in the Consolidated Balance Sheets and the postretirement cost recognized in the Consolidated Statements of Income be determined on an actuarial basis.

   To account for its postretirement benefits in accordance with Statement No. 106, at the end of each year, Maytag must make two main determinations: First, it must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine postretirement cost for the subsequent year. For guidance in determining the discount rate, Maytag looks at rates of return on high-quality fixed-income investments. At December 31, 2001, Maytag determined this rate to be 7.5 percent compared to 7.75 percent used for 2000 and 1999.

   Second, Maytag must determine the actuarial assumption for the health care trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine net periodic postretirement benefit cost for the subsequent year. At December 31, 2001, due to increasing medical costs, Maytag increased this initial health care trend rate from 5 percent to 7 percent. The health care trend rate decreases gradually to 5 percent in 2005 and thereafter.

   At December 31, 2001, Maytag's postretirement benefit liability was $497 million, an increase from $479 million at the end of 2000. For the year ended December 31, 2001, Maytag recognized postretirement cost of $46 million, an increase from $43 million in 2000. Maytag currently expects that postretirement expense for 2002 will increase to approximately $53 million due to a lower discount rate used to value the accumulated postretirement benefit obligation and an increase in the assumed health care cost trend rate, as described above.

   Financial Instruments: Maytag uses foreign exchange forward contracts to manage certain foreign currency exchange exposure related to sales denominated in foreign currency. The fair values of the contracts are recognized in Other current assets in the Consolidated Balance Sheets. The forward contracts are designated as cash flow hedges, and changes in the fair value of the contracts are recognized in Other comprehensive income until the hedged item is recognized in Net sales of the Consolidated Statements of Income. Hedge ineffectiveness related to these contracts is recognized through earnings over the terms of the contract and is not significant.

   Maytag has a trading program of interest rate swap contracts outstanding that are marked to market each period. The fair values of the swap positions are reflected in Other noncurrent liabilities in the Consolidated Balance Sheets. The payments made or received, as well as the mark to market adjustment, are recognized in interest expense.

   Maytag uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are designated as fair value hedges and the fair value of the contracts and the underlying debt obligations are recorded as Other noncurrent assets and Long-term debt on the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the interest expense component of the Consolidated Statements of Income. As the terms, interest rates and payment dates match exactly with the underlying debt there is no hedge ineffectiveness. Payments made or received are recognized in interest expense.

   Maytag uses commodity swap agreements to manage certain commodity price exposure related to components used in the manufacture of home and commercial appliances. The fair value of the contracts is recognized in Other current assets in the Consolidated Balance Sheets. The swap contracts are designated as cash flow hedges, and changes in the fair value of the contracts are recognized in Other comprehensive income until the hedged item is recognized in Cost of sales of the Consolidated Statements of Income. Hedge ineffectiveness related to these contracts is recognized through earnings over the terms of the contract and is not significant.

   See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of this Management's Discussion and Analysis.

   Litigation and Tax Contingencies: Maytag is a defendant in a number of legal proceedings associated with employment and product liability matters. Maytag's legal department estimates the costs to settle pending litigation, including legal expenses, based on its experience involving similar cases, specific facts known, and if applicable based on judgments of outside counsel. Maytag does not believe it is a party to any legal proceedings that will likely have a material adverse effect on its consolidated financial position. It is possible, however, that future results of operations, for any particular quarterly or annual period, could be materially affected by changes in Maytag's assumptions related to these proceedings.

   Maytag's tax returns are subject to audit by various domestic and foreign tax authorities. During the course of these audits, the authorities often question the positions taken in the return, including the timing and amount of deductions and the allocation of income among various tax jurisdictions, which can affect the amount of taxes ultimately due. In evaluating the exposure associated with its various filing positions, Maytag records reserves for probable exposures. To the extent Maytag were to prevail in matters where accruals have been established or required to pay amounts in excess of the accrual, Maytag's effective tax rate and net income in a given financial period may be materially impacted.

Comparison of 2001 with 2000

   Maytag has two reportable segments: home appliances and commercial appliances (see discussion and financial information about Maytag's reportable segments in "Segment Reporting" section of the Notes to Consolidated Financial Statements). The 2001 results include the major appliances business of Amana Appliances ("Amana") that was acquired by Maytag effective August 1, 2001 (see "Business Acquisitions" section in this Management's Discussion and Analysis).

   Net Sales: Consolidated net sales for 2001 were $4.324 billion, an increase of eight percent from 2000. Excluding the impact of the Amana acquisition, 2001 net sales increased one percent over 2000.

   Home appliances net sales, which include major appliances, floor care products and international export sales, increased ten percent compared to 2000 primarily due to the impact of the Amana acquisition. Excluding Amana, home appliances sales were up two percent with increases in major appliances partially offset by decreases in floor care products and export sales. The increase in major appliances sales was achieved despite a decline in industry unit shipments for 2001. The decrease in sales of floor care products was due to the industry being down, the retail focus on lower priced products in contrast to Maytag's strategy of premium priced products, and higher sales beginning in the third quarter of 2000 associated with the introduction of Maytag's new bagless floor care products.

   For 2002, Maytag expects the floor care and major appliances industries to be flat to up slightly relative to 2001. The bankruptcy filing in January 2002 by a major national retailer may negatively impact Maytag's floor care sales in the first half of

2002. A collective bargaining agreement covering one of Maytag's refrigeration manufacturing sites is scheduled for negotiations in April of 2002. If agreement is not reached in a timely manner, any resulting work stoppage could have an adverse impact on Maytag's results of operations.

   Commercial appliances net sales, which include vending and foodservice, decreased 18 percent in 2001 compared to 2000. The net sales decrease was due primarily to the continued weak vending equipment industry. For 2002, the vending equipment industry is expected to be flat relative to 2001.

   Gross Profit: Consolidated gross profit as a percent of sales decreased to
23.2 percent in 2001 from 27.3 percent of sales in 2000. The decrease in gross margin was due primarily to weaker product pricing, product mix and higher distribution and warranty costs partially offset by lower raw material costs. Maytag expects raw material prices for 2002 to be flat to slightly lower compared to 2001. Maytag expects 2002 pension and postretirement costs to increase by approximately $17 million compared to 2001 due to a lower expected return on pension plan assets, a lower discount rate used to value the projected benefit obligation and an increase in the assumed health care cost trend rate.

   Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 16.3 percent of sales in 2001 compared to 15.3 percent of sales in 2000. The increase was due primarily to higher national advertising expenses as well as other general and administrative expenses. Selling, general and administrative expenses are expected to decrease as a percentage of sales in 2002 compared to 2001. This is due to a corporate-wide cost reduction initiative as well as a change in accounting standards, effective January 1, 2002, whereby goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but subject to annual impairment tests. Selling, general and administrative expense is also expected to decrease in 2002 due to new accounting standards effective January 1, 2002 that require Maytag to classify certain sales incentive offers as a reduction to sales that were previously classified in selling, general and administrative expense (see "Impact of Recently Issued Accounting Standards" section in the Notes to the Consolidated Financial Statements).

   Special Charges: During the fourth quarter of 2001, Maytag recorded in operating income special charges of $9.8 million, or $6.2 million after-tax, primarily associated with severance costs related to a salaried workforce reduction. Of the $9.8 million special charges, $7.9 million, $0.7 million and $1.2 million were recorded in the home appliances segment, commercial appliances segment and corporate, respectively.

   During the fourth quarter of 2000, Maytag recorded in operating income, special charges of $39.9 million, or $25.3 million after-tax, associated with terminated product initiatives, asset write downs and executive severance costs related to management changes. Of the $39.9 million special charges, $19.7 million and $20.2 million were recorded in the home appliances segment and corporate, respectively.

   Operating Income: Consolidated operating income for 2001 was $289 million, or 6.7 percent of sales, compared to $440 million, or 11 percent of sales, in 2000. Excluding the special charges of $9.8 million, consolidated operating income for 2001 was $299 million, or 6.9 percent of sales. Excluding the special charges of $39.9 million, consolidated operating income for 2000 was $480 million, or 12 percent of sales. The decrease in operating margin was primarily due to the decrease in gross profit margin discussed above.

   Home appliances operating income, excluding special charges of $7.9 million, decreased 33 percent in 2001 compared to 2000. Operating margin, excluding special charges, for 2001 was 8.1 percent of sales compared to 13.4 percent of sales in 2000. The decrease in operating margin was due primarily to the decrease in gross profit margins discussed above.

   Commercial appliances operating income, excluding special charges of $0.7 million, decreased 78 percent in 2001 compared to 2000. Operating margin for 2001, excluding special charges, was 2.8 percent of sales compared to 10.5 percent of sales in 2000. The decrease in operating income was due primarily to the decrease in sales discussed above.

   Interest Expense: Interest expense for 2001 was seven percent higher than 2000. The increase resulted from additional debt issued for the acquisition of Amana and the classification of the financing costs related to the Maytag Trusts as interest expense instead of minority interest during the third quarter of 2001. These increases were partially offset by lower average borrowing rates (see "Company Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Debentures and Minority Interests" section in the Notes to Consolidated Financial Statements for further discussion on the Maytag Trusts).

   Loss on Securities: During the fourth quarter of 2001, Maytag recorded a loss on securities of $7.2 million resulting from the write-off of a remaining investment in an Internet-related company. During the fourth quarter of 2000, Maytag recorded losses on securities of $17.6 million, or $11.2 million after-tax, resulting from a lower market valuation of securities held in TurboChef Technologies, Inc. and investments in privately held Internet-related companies.

   Income Taxes: The 2001 effective tax rate, excluding a one-time tax benefit of $42 million and the $7.2 million loss on securities where future tax benefit is uncertain, was 32.9 percent compared to 33.6 percent in 2000. The $42 million one time tax benefit was associated with an Internal Revenue Service audit settlement related to recognition of capital gains in prior year tax returns that were offset by available capital loss carryforwards. Maytag expects the effective tax rate for 2002 to be approximately 34 percent.

   Minority Interest: Minority interest decreased by $6.1 million in 2001 compared to 2000 primarily due to the early retirement of the $200 million Maytag Trust obligations as discussed under "Extraordinary Item-Loss on Early Retirement of Debt" of this Management's Discussion and Analysis and the classification of the financing costs related to the Maytag Trusts as interest expense instead of minority interest in the third quarter of 2001 (see "Company Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Debentures and Minority Interests" section in the Notes to Consolidated Financial Statements for further discussion on the Maytag Trusts).

   Discontinued Operations: During the third quarter of 2001, a $59.5 million net loss was recognized on the pending sale of Blodgett that was subsequently completed in December 2001. No tax benefit was recorded on the $59.5 million capital loss as the future tax benefit from such loss is uncertain. The sale of Blodgett generated notes receivable of $21 million and net cash proceeds of $70.6 million after transaction costs of $3.4 million.

   Maytag has committed to a plan to dispose of its interest in Rongshida-Maytag during 2002. A charge was recognized in the fourth quarter of 2001 of approximately $42.3 million to write down Maytag's interest in the net assets of Rongshida-Maytag to its fair value less cost to dispose. The estimated fair value was calculated using expected future cash flows discounted at a ten percent rate as there was no observable market price. The fair value of Maytag's interest in Rongshida-Maytag will be evaluated in each subsequent period. No tax benefit was recorded on the $42.3 million capital loss as the future tax benefit from such loss is uncertain.

   Cumulative Effect of Accounting Change: A cumulative effect of accounting change of $3.7 million was recognized in the second quarter of 2001 due to the implementation of accounting rules effective June 30, 2001. The accounting rules required Maytag to establish the fair market value of the put obligations and purchase contracts associated with the Maytag Trusts on the balance sheet (see "Impact of Recently Issued Accounting Standards" and "Earnings Per Share" sections in the Notes to the Consolidated Financial Statements).

   Extraordinary Item-Loss on Early Retirement of Debt: In the third quarter of 2001, Maytag recognized an after-tax loss on early retirement of debt of $5.2 million related to the cost of refinancing the Maytag Trusts (see "Company Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Debentures and Minority Interests" section in the Notes to Consolidated Financial Statements for further discussion on the Maytag Trusts).

   Net Income (Loss): The following table summarizes the impact of the special charges, loss on securities, discontinued operations, one-time tax benefit, extraordinary item and cumulative effect of accounting change on reported net income and diluted earnings per share. The decrease in net income in 2001 compared to the same period in 2000, excluding the special items above, was due primarily to the decrease in operating income.

   The decrease in diluted earnings per share in 2001 compared to 2000, excluding the special items was also due primarily to the decrease in operating income partially offset by lower diluted average shares outstanding.

   The $3.7 million cumulative effect of accounting change was accretive to diluted earnings per share by $0.76 due to the specific calculation requirements of dilutive earnings per share according to FASB No. 128, "Earnings Per Share" (see "Impact of Recently Issued Accounting Standards" and "Earnings Per Share" section in the Notes to the Consolidated Financial Statements for further discussion).

                                                    Year Ended
                                                   December 31
                                                 ---------------
              Net income (loss) (in millions)     2001     2000
              -------------------------------    -------  ------
              Net income excluding special
                charges, loss on securities, tax
                benefit, discontinued
                operations, extraordinary item
                and cumulative effect of
                accounting change............... $ 139.0  $252.9
              Special charges...................    (6.3)  (25.3)
              Loss on securities................    (7.2)  (11.2)
              Tax benefit.......................    42.0      --
              Discontinued operations...........  (110.9)  (15.4)
              Extraordinary item--loss on early
                retirement of debt..............    (5.2)     --
              Cumulative effect of accounting
                change..........................    (3.7)     --
                                                 -------  ------
               Reported net income.............. $  47.7  $201.0
                                                 =======  ======

                                                   Year Ended
                                                   December 31
                                                 --------------
               Diluted earnings per common share  2001    2000
               --------------------------------- ------  ------
               Diluted earnings per share
                 excluding special charges, loss
                 on securities, tax benefit,
                 discontinued operations,
                 extraordinary item and
                 cumulative effect of accounting
                 change......................... $ 1.77  $ 3.07
               Special charge...................  (0.08)  (0.31)
               Loss on securities...............  (0.09)  (0.14)
               Tax benefit......................   0.53      --
               Discontinued operations..........  (1.41)  (0.19)
               Extraordinary item--loss on early
                 retirement of debt.............  (0.07)     --
               Cumulative effect of accounting
                 change.........................   0.76      --
                                                 ------  ------
                Reported diluted earning per
                  share......................... $ 1.41  $ 2.44
                                                 ======  ======

Comparison of 2000 with 1999

   Net Sales: Consolidated net sales for 2000 were $4.0 billion, a decrease of 1 percent from 1999. Home appliances net sales, which include major appliances and floor care products, were up slightly compared to 1999 due to increased sales of floor care products and export sales partially offset by a decrease in major appliances sales. The sales growth in floor care products exceeded industry growth primarily due to the introduction of two lines of bagless upright cleaners. The decrease in major appliances sales was due primarily to intense competition attributable to the loss of several key retail distribution channels and a decline in major appliances industry sales in the second half of 2000. Maytag's full year 2000 major appliances shipments were down compared to 1999, despite industry shipments setting a new one-year record.

   Commercial appliances net sales, which include vending and foodservice equipment, decreased 19 percent in 2000 compared to 1999. The net sales decrease was due primarily to a softening of industry demand for vending equipment.

   Gross Profit: Consolidated gross profit as a percent of sales decreased to
27.3 percent of sales in 2000 from 29.2 percent of sales in 1999. The decrease in gross margin was due primarily to the competitive pricing environment and lower sales volume as well as higher research and development costs.

   Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 15.3 percent of sales in 2000 compared to 15 percent of sales in 1999. The increase was due primarily to increased sales promotion expenses partially offset by lower incentive compensation expense.

   Special Charges: During the fourth quarter of 2000, Maytag recorded in operating income special charges of $39.9 million, or $25.3 million after-tax, associated with terminated product initiatives, asset write-downs and executive severance costs related to management changes. Of the $39.9 million special charges $19.7 million and $20.2 million were recorded in home appliances and corporate, respectively.

   Operating Income: Consolidated operating income for 2000 was $440 million, or 11.0 percent of sales, compared to $572 million, or 14.1 percent of sales, in 1999. Excluding the special charges of $39.9 million, consolidated operating income for 2000 was $480 million, or 12 percent of sales. The decrease in operating margin was primarily due to the decrease in gross profit margin discussed above.

   Home appliances operating income, excluding special charges of $19.7 million, decreased 11 percent in 2000 compared to 1999. Operating margin, excluding special charges, for 2000 was 13.4 percent of sales compared to 15.2 percent of sales in 1999. The decrease in operating margin was due primarily to the decrease in gross profit margins discussed above.

   Commercial appliances operating income decreased 43 percent in 2000 compared to 1999. Operating margin for 2000 was 10.5 percent of sales compared to 15.0 percent of sales in 1999. The decrease in operating income was due primarily to the decrease in sales discussed above.

   Interest Expense: Interest expense for 2000 was 25 percent higher than 1999 due to higher average borrowings primarily associated with share repurchases partially offset by lower interest rates.

   Loss on Securities: Maytag recorded losses on securities of $17.6 million, or $11.2 million after-tax, resulting from a lower market valuation of securities held in TurboChef Technologies, Inc. and investments in privately held Internet-related companies.

   Income Taxes: The effective tax rate was 33.6 percent, a decrease from 36.2 percent for 1999. The decrease in the effective tax rate was due to benefits associated with additional research and development tax credits and financing transactions that established the Maytag Capital Trusts in the second half of 1999.

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

                                                   Year Ended
                                                   December 31
                                                 --------------
               Net income (loss) (in millions)    2000    1999
               -------------------------------   ------  ------
               Net income excluding special
                 charges, loss on securities and
                 discontinued operations........ $252.9  $328.6
               Special charges..................  (25.3)     --
               Loss on securities...............  (11.2)     --
               Discontinued operations..........  (15.4)   (0.1)
                                                 ------  ------
                Reported net income............. $201.0  $328.5
                                                 ======  ======

                                                     Year Ended
                                                     December 31
                                                    -------------
              Diluted earnings per common share      2000   1999
              ---------------------------------     ------  -----
              Diluted earnings per share excluding
                special charges, loss on securities
                and discontinued operations........ $ 3.07  $3.66
              Special charge.......................  (0.31)    --
              Loss on securities...................  (0.14)    --
              Discontinued operations..............  (0.19)    --
                                                    ------  -----
                Reported diluted earning per
                 share............................. $ 2.44  $3.66
                                                    ======  =====

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

   Net cash provided by operating activities for 2001 increased $19 million compared to 2000 primarily due to a decrease in working capital requirements in 2001 compared to 2000 which more than offset decreases in net income.

   In 2001, Maytag increased its pension contributions to $68 million from $42 million in 2000 and expects 2002 pension contributions to be approximately $115 million.

   A portion of Maytag's accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag's ongoing operations.

   Maytag has arrangements with certain finance companies to provide floor plan financing for certain customers. These arrangements provide liquidity for Maytag by financing customer purchases of Maytag products. Maytag sells accounts receivable to the finance companies to primarily accelerate cash flow and lower working capital needs. The accounts receivable are sold without recourse.

   Total Investing Activities: Maytag's capital expenditures represent continual investments in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements and similar items.

   Capital expenditures in 2001 were $146 million compared to $153 million in 2000. Maytag plans to invest approximately $190 million in capital expenditures in 2002.

   Effective December 2001, Maytag completed the sale of Blodgett that generated notes receivable of $21 million and net cash proceeds of $70.6 million after transaction costs of $3.4 million (see discussion in "Discontinued Operations" section in this Management's Discussion and Analysis). Effective August 2001, Maytag acquired the appliance business of Amana for $313.5 million in cash and $16.5 million in common stock (see discussion in "Business Acquisition" section in this Management's Discussion and Analysis).

   Total Financing Activities: Dividend payments on Maytag's common stock in 2001 and 2000 were $55 million and $56 million, respectively or $0.72 per share. In connection with its previously outstanding put option contracts, during 2001, Maytag repurchased 0.4 million shares of common stock at a cost of $28 million and cash settled remaining put option contracts for $17 million.

   Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag's commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire May 2, 2002 and May 3, 2004. Maytag had $148 million of commercial paper outstanding as of December 31, 2001. The credit agreements include financial covenants with respect to interest coverage and leverage and give the lenders a right to terminate the facilities upon the occurrence of an event of default, which include failure to comply with the financial covenants, failure to maintain an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poors Rating Services Group on Maytag's senior unsecured long-term debt and the existency of defaults under other debt for borrowed money of Maytag. Maytag is in compliance with the financial covenants in the credit agreements as of December 31, 2001 and expects to be in compliance with these financial covenants through the end of 2002. The existence of an event of default under the credit agreements or the termination of the credit agreements because of an event of default would adversely impact Maytag's ability to borrow through the sale of commercial paper.

   In April 2001, Maytag issued $185 million of notes due March 31, 2006 under an effective shelf registration statement. Maytag subsequently filed a new shelf registration with the Securities and Exchange Commission for $750 million of debt securities. In August 2001, Maytag issued $250 million of notes due August 1, 2031 and in November 2001, issued $200 million of notes due December 1, 2006 under this shelf registration statement.

   Future obligations and commitments to make future payments under contracts consisted the following:

                                                    Payments Due by Year
                                    ----------------------------------------------------
                           Total      2002     2003    2004    2005    2006   Thereafter
                         ---------- -------- -------- ------- ------ -------- ----------
                                                  in thousands
Long-term debt.......... $1,065,651 $133,585 $204,582 $25,326 $3,365 $410,562  $288,231
Notes payable...........    148,247  148,247
Future minimum lease
  payments for operating
 leases.................     47,503   17,332   13,208   7,294  4,342    2,831     2,496
Commitments for capital
  expenditures..........     68,400   68,400
Anvil Technologies LLC..    100,142  100,142
                         ---------- -------- -------- ------- ------ --------  --------
Total contractual cash
  obligations........... $1,429,943 $467,706 $217,790 $32,620 $7,707 $413,393  $290,727

   Notes of $194 million included in the long-term debt grant holders the right to require the Company to repurchase all or any portion of these notes at 100 percent of the principal amount thereof, together with accrued interest, following the occurrence of both a change of Company control and a credit rating decline to below investment grade.

Market Risks

   Maytag is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. To manage certain foreign exchange exposures, Maytag enters into foreign currency forward and option contracts. Maytag's policy is to hedge a portion of its anticipated foreign currency denominated export sales transactions, which are denominated primarily in Canadian dollars, for periods not exceeding twelve months. At December 31, 2001, a uniform 10 percent strengthening of the U.S. dollar relative to the foreign currencies in which Maytag's sales are denominated would result in a decrease in net income of approximately $14 million for the year ending December 31, 2002. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.

   Maytag also is exposed to commodity price risk related to Maytag's purchase of selected commodities used in the manufacturing of its products. To reduce the effect of changing raw material prices for selected commodities, Maytag has entered into commodity swap agreements to hedge a portion of its anticipated raw material purchases on selected commodities. At December 31, 2001, a uniform 10 percent increase in the price of commodities covered by commodity swap agreements would result in a decrease in net income of approximately $4 million for the year ending December 31, 2002.

   Maytag also is exposed to interest rate risk in the portfolio of Maytag's debt. Maytag uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount. At December 31, 2001, a uniform 10 percent increase in interest rates would result in a decrease in net income of approximately $1 million for the year ending December 31, 2002.

Contingencies

   Maytag has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. Maytag's legal department estimates the costs to settle pending litigation, including legal expenses, based on its experience involving similar cases, specific facts known, and if applicable based on judgments of outside counsel. Maytag believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

   As of December 31, 2001 Maytag had approximately $37 million in stand-by letters of credits primarily associated with the requirement to fund certain unqualified pension plans in the event of a change in control.

Business Acquisition

   Effective August 1, 2001, Maytag acquired the major appliances and commercial microwave oven businesses of Amana Appliances ("Amana"). The annual sales of the Amana businesses acquired were approximately $900 million. The total purchase price of $330 million included $313.5 million in cash, subject to adjustments, and delivery of 500 thousand shares of Maytag common stock with a market value of $16.5 million. The $313.5 million in cash included approximately $4.5 million in transaction costs directly related to the acquisition as well as net cash acquired of $4.7 million. The net fair market value of the assets acquired exceeded the purchase price by approximately $14 million. The difference was allocated on a pro rata basis to the long-lived assets acquired. The purchase contract contains a price adjustment mechanism, that when ultimately settled, will result in a change in the amount of the excess described above.

   The following table summarizes the estimated fair market values of the assets acquired and liabilities assumed at the date of acquisition net of the $14 million allocation.

                                                  August 1,
                                                     2001
                                                 ------------
                                                 In thousands
                   Current assets...............   $278,950
                   Noncurrent assets............     16,996
                   Property, plant and equipment    178,204
                   Intangible assets............     35,000
                                                   --------
                      Total assets acquired.....    509,150
                   Current liabilities..........    171,460
                   Noncurrent liabilities.......      7,701
                                                   --------
                      Net assets acquired.......   $329,989

   As a result of the acquisition, Maytag expects to be more cost effective and operationally efficient in its major appliance business. To achieve these synergies Maytag formulated a plan to restructure certain parts of the Amana business that included elimination of duplicate positions and relocating employees of the acquired Amana operations. Approximately $8.7 million of costs related to the reorganization are included in the current liabilities of the net assets acquired of which $1.8 million was expended in cash during 2001.

Forward-Looking Statements

   This Management's Discussion and Analysis contains statements that are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expect," "intend," "may impact," "plan," "should" or similar terms. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which Maytag competes, including changes in economic conditions in the geographic areas where Maytag's operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the cost and availability of raw materials and purchased components; union labor negotiations; progress on capital projects; the impact of business acquisitions or dispositions; the ability of Maytag to integrate the operations from acquisitions into its operations; the costs of complying with governmental regulations; litigation and other risk factors.

Item 7A.  Quantitative and Qualitative  Disclosure about Market Risk.

   See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of this Management's Discussion and Analysis.

Item 8.  Financial Statements and
         Supplementary Data.

                                                               Page
                                                               ----
             Report of Independent Auditors...................  18

             Consolidated Statements of Income--
             Years Ended December 31, 2001, 2000 and 1999.....  19

             Consolidated Balance Sheets--
             December 31, 2001 and 2000.......................  20

             Consolidated Statements of Shareowners' Equity --
             Years Ended December 31, 2001, 2000 and 1999.....  22

             Consolidated Statements of Comprehensive Income--
             Years Ended December 31, 2001, 2000 and 1999.....  24

             Consolidated Statements of Cash Flows--
             Years Ended December 31, 2001, 2000 and 1999.....  25

             Notes to Consolidated Financial Statements.......  26

             Quarterly Results of Operations (Unaudited)......  48

                        Report of Independent Auditors

Shareowners and Board of Directors
Maytag Corporation

   We have audited the accompanying consolidated balance sheets of Maytag Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
January 22, 2002

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Year Ended December 31
                                                                           ----------------------------------
                                                                              2001        2000        1999
                                                                           ----------  ----------  ----------
                                                                           In thousands, except per share data
Net sales................................................................. $4,323,713  $3,994,918  $4,053,185
Cost of sales.............................................................  3,320,209   2,906,019   2,870,739
                                                                           ----------  ----------  ----------
       Gross profit.......................................................  1,003,504   1,088,899   1,182,446
Selling, general and administrative expenses..............................    704,596     609,284     609,958
Special charges...........................................................      9,756      39,900          --
                                                                           ----------  ----------  ----------
       Operating income...................................................    289,152     439,715     572,488
Interest expense..........................................................    (64,828)    (60,309)    (48,329)
Loss on securities........................................................     (7,230)    (17,600)         --
Other--net................................................................     (5,010)     (5,152)      8,193
                                                                           ----------  ----------  ----------
       Income from continuing operations before income taxes,
         minority interests, extraordinary item and cumulative effect
         of accounting change.............................................    212,084     356,654     532,352
Income taxes..............................................................     30,089     119,719     192,520
                                                                           ----------  ----------  ----------
       Income from continuing operations before minority interests, extraordinary item and cumulative effect of accounting
         change...........................................................    181,995     236,935     339,832
Minority interests........................................................    (14,457)    (20,568)    (11,250)
                                                                           ----------  ----------  ----------
       Income from continuing operations before extraordinary item
         and cumulative effect of accounting change.......................    167,538     216,367     328,582
Discontinued operations:
   Income (loss) from operations of discontinued Blodgett and China
     joint venture........................................................     (7,987)    (19,919)      2,526
   Income tax (benefit) on discontinued operations........................      1,113      (4,519)      2,580
   Provision for impairment of China joint venture........................     42,304          --          --
   Loss on sale of Blodgett...............................................     59,500          --          --
                                                                           ----------  ----------  ----------
       Loss from discontinued operations..................................   (110,904)    (15,400)        (54)
       Income before extraordinary item and cumulative effect of
         accounting change................................................     56,634     200,967     328,528
Extraordinary item--loss on early retirement of debt......................     (5,171)         --          --
Cumulative effect of accounting change....................................     (3,727)         --          --
                                                                           ----------  ----------  ----------
       Net income......................................................... $   47,736  $  200,967  $  328,528
                                                                           ==========  ==========  ==========

Basic earnings (loss) per common share:
Income from continuing operations before extraordinary item and
  cumulative effect of accounting change.................................. $     2.19  $     2.78  $     3.80
Discontinued operations...................................................      (1.45)      (0.20)         --
Extraordinary item--loss on early retirement of debt......................      (0.07)         --          --
Cumulative effect of accounting change....................................      (0.05)         --          --
       Net income......................................................... $     0.62  $     2.58  $     3.80

Diluted earnings (loss) per common share:
Income from continuing operations before extraordinary item and
  cumulative effect of accounting change.................................. $     2.13  $     2.63  $     3.66
Discontinued operations...................................................      (1.41)      (0.19)         --
Extraordinary item--loss on early retirement of debt......................      (0.07)         --          --
Cumulative effect of accounting change....................................       0.76          --          --
       Net income......................................................... $     1.41  $     2.44  $     3.66

                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                   December 31
                                                              ---------------------
                                                                 2001       2000
                                                              ---------- ----------
                                                                  In thousands,
                                                                except share data
                           ASSETS
Current assets
   Cash and cash equivalents................................. $  109,370 $    6,073
   Accounts receivable, less allowance for doubtful accounts
     (2001--$24,121; 2000--$15,583)..........................    618,101    476,211
   Inventories...............................................    447,866    325,313
   Deferred income taxes.....................................     63,557     45,616
   Other current assets......................................     40,750     51,895
   Discontinued current assets...............................     89,900    171,451
                                                              ---------- ----------
       Total current assets..................................  1,369,544  1,076,559

Noncurrent assets
   Deferred income taxes.....................................    227,967    110,393
   Prepaid pension cost......................................      1,532      1,526
   Intangible pension asset..................................    101,915     49,889
   Other intangibles, less allowance for amortization
     (2001--$123,395; 2000--$112,790)........................    296,909    272,431
   Other noncurrent assets...................................     62,548     42,910
   Discontinued noncurrent assets............................     60,001    251,154
                                                              ---------- ----------
       Total noncurrent assets...............................    750,872    728,303

Property, plant and equipment
   Land......................................................     20,854     19,616
   Buildings and improvements................................    352,447    320,545
   Machinery and equipment...................................  1,812,446  1,607,006
   Construction in progress..................................    146,335     84,980
                                                              ---------- ----------
                                                               2,332,082  2,032,147
   Less accumulated depreciation.............................  1,296,347  1,168,085
                                                              ---------- ----------
       Total property, plant and equipment...................  1,035,735    864,062
                                                              ---------- ----------
       Total assets.......................................... $3,156,151 $2,668,924
                                                              ========== ==========

                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31
                                                                         ------------------------
                                                                            2001         2000
                                                                         -----------  -----------
                                                                               In thousands,
                                                                             except share data
                  LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
   Notes payable........................................................ $   148,247  $   299,603
   Accounts payable.....................................................     316,050      229,998
   Compensation to employees............................................      78,281       56,439
   Accrued liabilities..................................................     285,627      176,289
   Current portion of long-term debt....................................     133,586       64,181
   Discontinued current liability.......................................     112,702      145,177
                                                                         -----------  -----------
          Total current liabilities.....................................   1,074,493      971,687
Noncurrent liabilities
   Deferred income taxes................................................      25,100       21,463
   Long-term debt, less current portion.................................     932,065      444,652
   Postretirement benefit liability.....................................     497,182      479,452
   Accrued pension cost.................................................     352,861       50,265
   Other noncurrent liabilities.........................................     128,084      107,614
   Discontinued noncurrent liability....................................      22,678       72,018
                                                                         -----------  -----------
          Total noncurrent liabilities..................................   1,957,970    1,175,464

Company obligated manditorily redeemable preferred capital securities of
  subsidiary trust holding solely the Company's debentures..............          --      200,000
Minority interests......................................................     100,142      100,097
Temporary equity: Put options...........................................          --      200,000

Shareowners' equity
   Preferred stock:
       Authorized--24,000,000 shares (par value $1.00)
       Issued--none.....................................................          --           --
   Common stock:
       Authorized--200,000,000 shares (par value $1.25)
       Issued--117,150,593 shares, including shares in treasury.........     146,438      146,438
Additional paid-in capital..............................................     450,683      285,924
Retained earnings.......................................................   1,164,021    1,171,364
Cost of common stock in treasury (2001--40,286,575 shares;
  2000--40,910,458 shares)..............................................  (1,527,777)  (1,539,163)
Employee stock plans....................................................     (23,522)     (31,487)
Accumulated other comprehensive income..................................    (186,297)     (11,400)
                                                                         -----------  -----------
          Total shareowners' equity.....................................      23,546       21,676
                                                                         -----------  -----------
          Total liabilities and shareowners' equity..................... $ 3,156,151  $ 2,668,924
                                                                         ===========  ===========

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                               December 31
                                                  -------------------------------------
                                                     2001          2000        1999
                                                  -----------  ------------ -----------
                                                               In thousands
Common Stock
Balance at beginning of year..................... $   146,438  $   146,438  $   146,438
                                                  -----------  -----------  -----------
Balance at end of year...........................     146,438      146,438      146,438

Additional paid-in capital
Balance at beginning of year.....................     285,924      503,346      467,192
Stock option plans issuances.....................      (7,933)      (4,482)      (4,667)
Tax benefit of employee stock plans..............       2,774        2,350        7,657
Forward stock purchase contract amendment........          --       (9,595)     (21,298)
Net put option premiums and settlements..........     (16,697)      (1,129)      46,540
Purchase contract payments.......................      (9,733)      (7,573)      (1,717)
Stock issued in business acquisition.............      (2,473)          --        7,109
Other............................................      (1,179)       3,007        2,530
Temporary equity: put options....................     200,000     (200,000)          --
                                                  -----------  -----------  -----------
Balance at end of year...........................     450,683      285,924      503,346

Retained earnings
Balance at beginning of year.....................   1,171,364    1,026,288      760,115
Net income.......................................      47,736      200,967      328,528
Dividends on common stock........................     (55,079)     (55,891)     (62,355)
                                                  -----------  -----------  -----------
Balance at end of year...........................   1,164,021    1,171,364    1,026,288

Treasury stock
Balance at beginning of year.....................  (1,539,163)  (1,190,894)    (805,802)
Purchase of common stock for treasury............     (27,672)    (357,684)    (409,500)
Stock option plans issuances.....................      16,185        9,176       13,812
Stock issued in business acquisition.............      18,961           --        8,510
Other............................................       3,912          239        2,086
                                                  -----------  -----------  -----------
Balance at end of year...........................  (1,527,777)  (1,539,163)  (1,190,894)


                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                       December 31
                                            --------------------------------
                                              2001         2000       1999
   -                                        ---------  ------------ --------
   -                                                   In thousands

   Employee stock plans
   Balance at beginning of year............ $ (31,487)   $(38,836)  $ 45,331
   Restricted stock awards, net............       905         289       (565)
   ESOP shares allocated...................     7,060       7,060      7,060
                                            ---------    --------   --------
   Balance at end of year..................   (23,522)    (31,487)   (38,836)

   Accumulated other comprehensive income
   Minimum pension liability adjustment:
   Balance at beginning of year............      (959)     (4,430)        --
   Adjustment for the year.................  (177,123)      3,471     (4,430)
                                            ---------    --------   --------
   Balance at end of year..................  (178,082)       (959)    (4,430)
   Unrealized gains (losses) on securities:
   Balance at beginning of year............        --      (5,533)    (4,862)
   Unrealized gains (losses) for the year..     1,273      (3,564)      (671)
   Unrealized losses recognized............        --       9,097         --
                                            ---------    --------   --------
   Balance at end of year..................     1,273          --     (5,533)
   Unrealized gains on hedges:
   Balance at beginning of year............        --          --         --
   Unrealized gains for the year...........       944          --         --
                                            ---------    --------   --------
   Balance at end of year..................       944          --         --
   Foreign currency translation:
   Balance at beginning of year............   (10,441)     (8,999)   (10,186)
   Translation adjustments.................         9      (1,442)     1,187
                                            ---------    --------   --------
   Balance at end of year..................   (10,432)    (10,441)    (8,999)
                                            ---------    --------   --------
   Balance at beginning of year............   (11,400)    (18,962)   (15,048)
   Total adjustments for the year..........  (174,897)      7,562     (3,914)
                                            ---------    --------   --------
   Balance at end of year..................  (186,297)    (11,400)   (18,962)
                                            ---------    --------   --------
      Total shareowners' equity............ $  23,546    $ 21,676   $427,380
                                            =========    ========   ========


                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                       Year Ended December 31
                                                   -----------------------------
                                                     2001       2000      1999
-                                                  ---------  --------  --------
                                                            In thousands
Net income........................................ $  47,736  $200,967  $328,528
Other comprehensive income (loss) items,
 net of income taxes
   Unrealized gains (losses) on securities........     1,273    (3,564)     (671)
   Unrealized gains on hedges.....................       944        --        --
     Less: Reclassification adjustment for loss
       included in net income.....................        --     9,097        --
   Minimum pension liability adjustment...........  (177,123)    3,471    (4,430)
   Foreign currency translation...................         9    (1,442)    1,187
                                                   ---------  --------  --------
Total other comprehensive income (loss)...........  (174,897)    7,562    (3,914)
                                                   ---------  --------  --------
   Comprehensive income (loss).................... $(127,161) $208,529  $324,614
                                                   =========  ========  ========



                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31
                                                                                 -------------------------------
                                                                                   2001       2000       1999
                                                                                 ---------  ---------  ---------
                                                                                           In thousands
Operating activities
Net income...................................................................... $  47,736  $ 200,967  $ 328,528
Adjustments to reconcile net income to net cash provided by continuing operating activities:
    Net loss from discontinued operations.......................................   110,904     15,400         54
    Extraordinary item--loss on early retirement of debt........................     5,171         --         --
    Cumulative effect of accounting change......................................     3,727         --         --
    Minority interests..........................................................    14,457     20,568     11,250
    Depreciation................................................................   148,370    133,840    122,254
    Amortization................................................................    10,605     10,196     10,052
    Deferred income taxes.......................................................    (4,607)   (14,814)    19,318
    Special charges, net of cash paid...........................................    (4,778)    38,552         --
    Loss on securities..........................................................     7,230     17,600         --
Changes in working capital items exclusive of business acquisitions:
    Accounts receivable.........................................................   (17,575)   (17,152)   (27,351)
    Inventories.................................................................    13,722    (10,179)   (15,781)
    Other current assets........................................................    12,595     (6,183)    (6,591)
    Other current liabilities...................................................    60,767    (17,114)    14,182
Pension assets and liabilities..................................................   (27,275)    (4,545)    (3,506)
Postretirement benefit liability................................................    13,238     13,212      6,721
Other--net......................................................................     5,881      1,285    (12,318)
                                                                                 ---------  ---------  ---------
     Net cash provided by continuing operating activities.......................   400,168    381,633    446,812

Investing activities
Capital expenditures............................................................  (145,569)  (152,598)  (134,597)
Investment in securities........................................................        --         --    (10,000)
Business acquisitions, net of cash acquired and transactions costs..............  (313,489)        --     (3,551)
Proceeds from business disposition, net of transaction costs....................    70,623         --         --
                                                                                 ---------  ---------  ---------
     Investing activities--continuing operations................................  (388,435)  (152,598)  (148,148)

Financing activities
Net proceeds (repayment) of notes payable.......................................  (151,356)   221,676     24,845
Proceeds from issuance of long-term debt........................................   647,931    175,099     64,000
Repayment of long-term debt.....................................................  (291,113)  (170,130)  (139,852)
Stock repurchases...............................................................   (27,672)  (357,684)  (409,500)
Debt repurchase premiums........................................................    (5,171)        --         --
Forward stock purchase amendment................................................        --     (9,595)   (21,298)
Stock options exercised and other common stock transactions.....................     4,828      4,693      9,144
Net put option premiums and settlements.........................................   (16,697)    (1,129)    46,540
Dividends on common stock.......................................................   (55,079)   (55,891)   (62,355)
Dividends on minority interests.................................................   (15,563)   (20,545)   (10,663)
Purchase contract payments......................................................    (9,733)    (7,573)    (1,717)
Cash from (to) discontinued operations..........................................    11,376     (8,376)     5,880
Issuance of mandatorily redeemable preferred capital securities.................        --         --    200,000
                                                                                 ---------  ---------  ---------
     Financing activities--continuing operations................................    91,751   (229,455)  (294,976)
Effect of exchange rates on cash................................................      (187)       387        902
                                                                                 ---------  ---------  ---------
    Increase (decrease) in cash and cash equivalents............................   103,297        (33)     4,590
Cash and cash equivalents at beginning of year..................................     6,073      6,106      1,516
                                                                                 ---------  ---------  ---------
     Cash and cash equivalents at end of year................................... $ 109,370  $   6,073  $   6,106
                                                                                 =========  =========  =========

Cash flows from discontinued operations
Net cash provided by discontinued operating activities.......................... $     663  $   3,642  $  21,871
Investing activities--discontinued operations...................................    (3,195)   (10,228)   (12,709)
Financing activities--discontinued operations...................................    (7,716)     5,002    (13,579)
                                                                                 ---------  ---------  ---------
     Decrease in cash--discontinued operations.................................. $ (10,248) $  (1,584) $  (4,417)
                                                                                 =========  =========  =========

                See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts and transactions of the Company and its wholly owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

   Inventories: Inventories are stated at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 91 percent and 90 percent of the Company's inventories at December 31, 2001 and 2000, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method.

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

   Intangibles: Intangibles principally represent goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired. Goodwill is amortized over 20 to 40 years using the straight-line method. On an ongoing basis the Company reviews intangible assets and other long-lived assets for impairment whenever events and circumstances indicate the carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value using discounted cashflows. No such adjustments have been required to date.

   In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but subject to annual impairment tests in accordance with the Statements. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income from continuing operations of approximately $9.1 million ($0.12 per share) for the year 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not determined what the effect of these tests will be on earnings and the financial position of the Company.

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

   Revenue Recognition, Shipping and Handling and Product Warranty Costs:
Revenue from sales of products is recognized upon shipment to customers. Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales. Estimated product warranty costs are recorded at the time of sale and periodically adjusted to reflect actual experience.

   Advertising and Sales Promotion: All costs associated with advertising and promoting products are expensed in the period incurred.

   Financial Instruments: The Company uses foreign exchange forward contracts to manage certain foreign currency exchange exposure related to sales denominated in foreign currency. The fair values of the contracts are recognized in Other current assets in the Consolidated Balance Sheets. The forward contracts are designated as cash flow hedges, and changes in the fair value of the contracts are recognized in Other comprehensive income until the hedged item is recognized in Net sales of the Consolidated Statements of Income. Hedge ineffectiveness related to these contracts is recognized through earnings over the terms of the contract and is not significant.

   The Company has a trading program of interest rate swap contracts outstanding that are marked to market each period. The fair values of the swap positions are reflected in Other noncurrent liabilities in the Consolidated Balance Sheets. The payments made or received, as well as the mark to market adjustment, are recognized in interest expense.

   The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are designated as fair value hedges and the fair value of the contracts and the underlying debt obligations are recorded as Other noncurrent assets and Long-term debt on the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the interest expense component of the Consolidated Statements of Income. As the terms, interest rates and payment dates match exactly with the underlying debt there is no hedge ineffectiveness. Payments made or received are recognized in interest expense.

   The Company uses commodity swap agreements to manage certain commodity price exposure related to components used in the manufacture of home and commercial appliances. The fair value of the contracts is recognized in Other current assets in the Consolidated Balance Sheets. The swap contracts are designated as cash flow hedges, and changes in the fair value of the contracts are recognized in Other comprehensive income until the hedged item is recognized in Cost of sales of the Consolidated Statements of Income. Hedge ineffectiveness related to these contracts is recognized through earnings over the terms of the contract and is not significant.

   Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options and awards. Under APB 25, no compensation expense is recognized when the exercise price of options equals or is greater than the fair market value of the underlying stock on the date of grant.

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

   Comprehensive Income: Comprehensive Income is calculated in accordance with FASB Statement No. 130, "Reporting Comprehensive Income." Statement 130 requires that unrealized gains (losses) on the Company's available-for-sale securities, hedges, minimum pension liability adjustments and foreign currency translation adjustments be included in accumulated other comprehensive income as a component of shareowners' equity.

   Impact of Recently Issued Accounting Standards: FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was effective January 1, 2001. Statement 133 required the Company to recognize all derivatives on the consolidated balance sheet at fair value. The adoption of Statement 133 did not have a significant effect on the Company's results of operations or financial position.

   The Financial Accounting Standards Board's (FASB) Emerging Issues Task Force
(EITF) issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying EITF Issue No. 96-13," was effective June 30, 2001. EITF 00-19 required the Company to record the put options related to the Maytag Trusts (see "Company Obligated Manditorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Debentures and Minority Interests" section in the Notes to Consolidated Financial Statements) as a liability at fair market value beginning June 30, 2001. This is because the Company had determined the put options contained certain contract features that limited the Company's ability to determine a net share settlement. EITF 00-19 also required the recording of an asset at fair market value for the stock purchase contract feature within the Maytag Trusts beginning June 30, 2001 as the stock purchase contract also contained features that limit the Company's ability to determine a net share settlement. The Company recognized a cumulative effect of a change in accounting principle loss of $3.7 million for the establishment of the assets and liabilities related to the purchase contracts and put options. Pro forma amounts have not been presented as the adoption would have no significant impact on net income for each period presented. As the put options were reflected as liabilities, the $200 million maximum potential obligation related to the Maytag Trust put options established at the end of 2000 as temporary equity was transferred back into paid-in capital. The Company cash settled the purchase contracts and put options in September 2001 and they are no longer reflected on the Consolidated Balance Sheets as of December 31, 2001.

   The FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001 that the Company early adopted in the fourth quarter of 2001. It establishes a single accounting method for long-lived assets to be disposed of including those that are part of discontinued operations and broadens the presentation requirements of discontinued operations to include components of an entity disposed of rather than a segment of a business (see "Discontinued Operations" section in the Notes to Consolidated Financial Statements).

   In November 2001, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) reached consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This guidance is effective for periods beginning after December 15, 2001. EITF 01-9 requires companies to classify certain sales incentive offers as a reduction to sales that were previously classified in selling, general and administrative expense. Prior periods are required to be restated. Upon adoption in 2002, there will be no impact on the Company's operating income or net income as a result of the new accounting policy.

Business Acquisitions

   Effective August 1, 2001, Maytag acquired the major appliances and commercial microwave oven businesses of Amana Appliances ("Amana"). The annual sales of the Amana businesses acquired were approximately $900 million. The total purchase price of $330 million included $313.5 million in cash, subject to adjustments, and delivery of 500 thousand shares of Maytag common stock with a market value of $16.5 million. The $313.5 million in cash included approximately $4.5 million in transaction costs directly related to the acquisition as well as net cash acquired of $4.7 million. The net fair market value of the assets acquired exceeded the purchase price by approximately $14 million. The difference was allocated on a pro rata basis to the long-lived assets acquired. The purchase contract contains a price adjustment mechanism, that when ultimately settled, will result in a change in the amount of the excess described above.

   The following table summarizes the estimated fair market values of the assets acquired and liabilities assumed at the date of acquisition net of the $14 million allocation.

                                                       August 1,
                                                          2001
                                                      ------------
                                                      In thousands
              Current assets.........................   $278,950
              Noncurrent assets......................     16,996
              Property, plant and equipment..........    178,204
              Intangible assets......................     35,000
                                                        --------
                 Total assets acquired...............    509,150
              Current liabilities....................    171,460
              Noncurrent liabilities.................      7,701
                                                        --------
                 Net assets acquired.................   $329,989

   As a result of the acquisition, the Company expects to be more cost effective and operationally efficient in its major appliance business. To achieve these synergies the Company formulated a plan to restructure certain parts of the Amana business that included elimination of duplicate positions and relocating employees of the acquired Amana operations. Approximately $8.7 million of costs related to the reorganization are included in the current liabilities of the net assets acquired, of which $1.8 million was expended in cash during 2001.

   The acquired intangible assets of $35 million represent trademarks that will be amortized over their estimated useful life of 40 years. The Company accounted for the acquisition as a purchase, and the acquired operations are included in the consolidated financial statements as a part of the home appliances segment beginning August 1, 2001. Assuming the purchase of Amana had been effective as of January 1, 2000, the pro forma consolidated net sales would have been $4.8 billion and $4.9 billion for 2001 and 2000, respectively. Assuming the purchase had been effective as of January 1, 2000, pro forma impact on income before extraordinary item and cumulative effect of accounting change, net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000.

   Effective January 1, 1999, the Company acquired all of the outstanding shares of a manufacturer of commercial ranges, and refrigerators and residential ranges for $19.2 million. In connection with the purchase, the Company retired debt and incurred transaction costs of $3.6 million and delivered 289 thousand shares of Maytag common stock with a market value of $15.6 million. The acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $17 million and has been recorded as Other intangibles (goodwill) in the Consolidated Balance Sheets.

Discontinued Operations

   The Company early adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in the fourth quarter of 2001 and classified its Blodgett foodservice operations and its 50.5 percent owned joint venture in China ("Rongshida-Maytag") as discontinued operations. All prior periods presented have been reclassified to reflect these results as discontinued operations. Previously, Blodgett was included in the commercial appliances segment and the international segment consisted solely of Rongshida-Maytag.

   During the third quarter of 2001, a $59.5 million net loss was recognized on the then pending sale of Blodgett that was subsequently completed in December 2001. No tax benefit was recorded on the $59.5 million capital loss as the future tax benefit from such loss is uncertain. The sale of Blodgett generated notes receivable of $21 million and net cash proceeds of $70.6 million after transaction costs of $3.4 million.

   The Company has committed to a plan to dispose of its interest in Rongshida-Maytag during 2002. A charge was recognized in the fourth quarter of 2001 of approximately $42.3 million to write down the Company's interest in the net assets of Rongshida-Maytag to its fair value less cost to dispose. The estimated fair value was calculated using expected future cash flows discounted at a ten percent rate, as there was no observable market price. The fair value of the Company's interest in Rongshida-Maytag will be evaluated in each subsequent period. No tax benefit was recorded on the $42.3 million capital loss as the future tax benefit from such loss is uncertain.

   Revenues from discontinued operations consisted of the following:

                                        Year Ended December 31
                                      --------------------------
                                        2001     2000     1999
                                      -------- -------- --------
                                             In thousands
               Blodgett.............. $125,403 $135,544 $144,088
               Rongshida-Maytag......  114,456  117,042  126,400
                                      -------- -------- --------
                 Total revenues from
                  discontinued
                  operations......... $239,859 $252,586 $270,488

Special Charges and Loss on Securities

   During the fourth quarter of 2001, the Company recorded special charges and loss on securities totaling $17.0 million, or $13.5 million after-tax. Special charges of $9.8 million, or $6.2 million after-tax, were associated with a salaried workforce reduction of approximately 250 employees. Cash expenditures for 2001 related to this charge were $3.7 million. Loss on securities of $7.2 million resulted from the write-down of the remaining investment in a privately held Internet-related company.

   During the fourth quarter of 2000, the Company recorded special charges and loss on securities totaling $57.5 million, or $36.5 million after-tax. Special charges of $39.9 million, or $25.3 million after-tax, were associated with terminated product initiatives, asset write-downs and executive severance costs related to management changes. Loss on securities of $17.6 million, or $11.2 million after-tax, resulted from a lower market valuation of securities of TurboChef Technologies, Inc. and investments in privately held Internet-related companies.

   Of the $39.9 million special charges, $14.8 million involved cash expenditures related to executive severance costs ($7.0 million), contractual obligations associated with terminated product initiatives and lease commitments, of which $10.9 million and $1.3 million were expended in 2001 and 2000, respectively. The remaining $25.1 million of special charges were non-cash primarily related to the write down of fixed assets and inventory related to terminated product initiatives. The loss on securities charge of $17.6 million was non-cash.

Inventories

   Inventories consisted of the following:

                                                 December 31
                                              -----------------
                                                2001     2000
                                              -------- --------
                                                In thousands
                Raw materials................ $ 62,587 $ 42,393
                Work in process..............   76,524   60,588
                Finished goods...............  382,925  303,249
                Supplies.....................    9,659    7,451
                                              -------- --------
                 Total FIFO cost.............  531,695  413,681
                Less excess of FIFO cost over
                  LIFO.......................   83,829   88,368
                                              -------- --------
                 Inventories................. $447,866 $325,313

Income Taxes

   Deferred income taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities consisted of the following:

                                                    December 31
                                                ------------------
                                                  2001      2000
                                                --------  --------
                                                   In thousands
             Deferred tax assets (liabilities):
               Property, plant and equipment... $(74,094) $(69,724)
               Postretirement benefit
                liability......................  181,713   181,511
               Product warranty/liability
                accruals.......................   49,807    37,988
               Pensions and other employee
                benefits.......................   75,056    (4,085)
               Advertising and sales promotion
                accruals.......................    8,953     8,333
               Interest rate swaps.............    2,242     9,146
               Special charges.................   12,531    19,590
               Other--net......................   16,398    (6,505)
                                                --------  --------
                                                 272,606   176,254
             Less valuation allowance for
              deferred tax assets..............    6,182    41,708
                                                --------  --------
                  Net deferred tax assets...... $266,424  $134,546
                                                ========  ========
             Recognized in Consolidated
              Balance Sheets:
             Deferred tax assets--current...... $ 63,557  $ 45,616
             Deferred tax assets--noncurrent...  227,967   110,393
             Deferred tax liabilities--
              noncurrent.......................  (25,100)  (21,463)
                                                --------  --------
                 Net deferred tax assets....... $266,424  $134,546

   During 2001, the valuation allowance for deferred tax assets decreased by $37.9 million due to an Internal Revenue Service audit settlement covering the recognition of capital gains in prior year tax returns that were offset by available capital loss carryforwards. Also during 2001, a deferred tax asset and corresponding valuation allowance, both in the amount of $2.5 million, were established as a result of capital losses totaling $7.2 million from the write-down of securities as future tax benefit is uncertain (see "Special Charges and Loss on Securities" section in the Notes to consolidated Financial Statements).

   For discontinued operations, $35.6 million of deferred tax assets and corresponding valuation allowances were established for capital losses totaling $101.8 million recorded in 2001. The valuation allowances were required as future tax benefit is uncertain. The components of the capital losses were $59.5 million from the sale of Blodgett and $42.3 million from the write down of the Company's interest in the net assets of Rongshida-Maytag. The deferred tax asset and corresponding valuation allowance were recorded in Discontinued noncurrent assets of the Consolidated Balance Sheets (see "Discontinued Operations" section in the Notes to the Consolidated Financial Statements).

   Components of the provision for income taxes consisted of the following:

                                        Year Ended December 31
                                     ----------------------------
                                       2001      2000      1999
                                     --------  --------  --------
                                             In thousands
             Current provision:
               Federal.............. $ 40,500  $124,319  $158,820
               State................    7,000    10,200    13,200
               Non-United States....    1,400     2,000    (1,400)
                                     --------  --------  --------
                                       48,900   136,519   170,620
                                     --------  --------  --------
             Deferred provision
              (benefit):
               Federal..............  (17,500)  (16,900)   12,800
               State................   (1,200)      200     9,200
               Non-United States....     (111)     (100)     (100)
                                     --------  --------  --------
                                      (18,811)  (16,800)   21,900
                                     --------  --------  --------
               Provision for income
                taxes............... $ 30,089  $119,719  $192,520

   The reconciliation of the United States federal statutory tax rate to the Company's effective tax rate consisted of the following:

                                                  Year Ended
                                                  December 31
                                             -------------------
                                             2001    2000   1999
                                             -----   ----   ----
              U.S. statutory rate applied to
               income from continuing
               operations before income
               taxes, minority interests,
               extraordinary item and
               cumulative effect of
               accounting change............  35.0 % 35.0 % 35.0 %
              Increase (reduction) resulting
               from:
                Tax credits.................  (2.1)  (2.1)  (0.6)
                Difference due to minority
                 interest...................  (3.3)  (2.6)  (1.1)
                State income taxes, net of
                 federal tax benefit........   1.7    1.9    2.7
                Capital loss................   1.2    0.9     --
                Audit settlement............ (19.8)    --     --
                Amortization of goodwill....   1.6    1.0    0.7
                Other--net..................  (0.1)  (0.5)  (0.5)
                                             -----   ----   ----
                Effective tax rate..........  14.2 % 33.6 % 36.2 %

   Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $11 million at December 31, 2001), taxes that would result from potential distributions have only been provided on the portion of such earnings projected to be distributed in the future. If such earnings were distributed beyond the amount for which taxes have been provided, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the United States.

   Income taxes paid net of refunds received, during 2001, 2000 and 1999 were $31 million, $135 million and $170 million, respectively.

   The tax effect of the minimum pension liability adjustment component of comprehensive income was $100.2 million and $0.5 million in 2001 and 2000, respectively. The tax effect of the unrealized gains on hedges was $0.5 million in 2001. The tax effects of the foreign currency translation adjustment and unrealized gains (losses) on securities components of comprehensive income were recorded as deferred tax assets with corresponding valuation allowances.

Notes Payable

   Notes payable at December 31, 2001 consisted of commercial paper borrowings of $148.2 million.

The weighted-average interest rate on commercial paper borrowings was 3.2 percent at December 31, 2001. Notes payable at December 31, 2000 consisted of commercial paper borrowings of $299.6 million. The weighted-average interest rate on commercial paper borrowings was 7.1 percent at December 31, 2000.

   The Company's commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire May 2, 2002 and May 3, 2004, respectively. The agreements include covenants for interest coverage and leverage that the Company was in compliance with at December 31, 2001.

Long-Term Debt

   Long-term debt consisted of the following:

                                                   December 31
                                               -------------------
                                                  2001      2000
                                               ---------- --------
                                                  In thousands
             Notes payable with interest
              payable semiannually:
               Due May 15, 2002 at 9.75%...... $  125,358 $125,358
             Medium-term notes, maturing
              from 2003 to 2010, from 6% to
              9.03% with interest payable
              semiannually....................    652,230  308,230
             Public Income NotES, with
              interest payable quarterly:
               Due August 1, 2031 at
                7.875%........................    250,000       --
             Medium-term note, maturing in
              2001, with interest adjusted
              each quarter based on LIBOR
              and payable quarterly...........         --   40,000
             Employee stock ownership plan
              notes payable semiannually
              through July 2, 2004 at
              5.13%...........................     21,180   28,240
             Other............................     16,883    7,005
                                               ---------- --------
                                                1,065,651  508,833
             Less current portion of long-term
              debt............................    133,586   64,181
                                               ---------- --------
             Long-term debt................... $  932,065 $444,652

   The $125.4 million of notes payable and $68.2 million of medium-term notes grant the holders the right to require the Company to repurchase all or any portion of these notes at 100 percent of the principal amount thereof, together with accrued interest, following the occurrence of both a change of Company control and a credit rating decline to below investment grade.

   Interest paid during 2001, 2000 and 1999 was $70.1 million, $66.1 million and $58.2 million, respectively. When applicable, the Company capitalizes interest incurred on funds used to construct property, plant and equipment. Interest capitalized during 2001 was $1.1 million. Interest capitalized in 2000 and 1999 was not significant.

   The aggregate maturities of long-term debt in each of the next five years and thereafter are as follows (in thousands): 2002--$133,585; 2003--$204,582; 2004--$25,326; 2005--$3,365; 2006--$410,562; thereafter--$288,231.

   In 2001, the Company issued $185 million in medium-term notes with a fixed interest rate of 6.875 percent due March 31, 2006; $200 million in medium-term notes with a fixed interest rate of 6.875 percent due December 1, 2006; and $250 million in Public Income NotES with a fixed interest rate of 7.875 percent due August 1, 2031. The Public Income NotES grant the Company the right to call the notes, at par, upon 30 days notice, after August 6, 2006.

   In 2000, the Company issued a $150 million medium-term note with a fixed interest rate of 7.61 percent due March 3, 2003 and a $25 million medium-term note with a fixed interest rate of 8 percent due February 28, 2010.

   The Company enters into interest rate swap contracts to exchange the interest rate payments associated with long-term debt to variable rate payments based on LIBOR plus an agreed upon spread. For additional disclosures regarding the Company's interest rate swap contracts, see "Financial Instruments" section in the Notes to Consolidated Financial Statements.

Accrued Liabilities

   Accrued liabilities consisted of the following:

                                             December 31
                                          -----------------
                                            2001     2000
                                          -------- --------
                                            In thousands
                    Warranties........... $ 91,820 $ 51,155
                    Advertising and sales
                      promotion..........   75,808   45,590
                    Other................  117,999   79,544
                                          -------- --------
                    Accrued liabilities.. $285,627 $176,289

Pension Benefits

   The Company provides noncontributory defined benefit pension plans for most employees. Plans covering salaried, management and some nonunion hourly employees generally provide pension benefits that are based on an average of the employee's earnings and credited service. Plans covering union hourly and other nonunion hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts which the Company may determine to be appropriate.




   The reconciliation of the beginning and ending balances of the projected benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:

                                                                         December 31,
                                                                    ----------------------
                                                                       2001        2000
                                                                    ----------  ----------
                                                                         In thousands
Change in projected benefit obligation:
  Benefit obligation at beginning of year.......................... $1,197,734  $1,166,949
  Service cost.....................................................     29,927      29,190
  Interest cost....................................................     91,675      88,245
  Amendments.......................................................     14,168      31,599
  Actuarial loss (gain)............................................     38,110     (41,366)
  Acquisition of Amana.............................................     45,062          --
  Benefits paid....................................................    (82,525)    (76,661)
  Curtailments/settlements.........................................        140         120
  Other (foreign currency).........................................       (563)       (342)
                                                                    ----------  ----------
  Benefit obligation at end of year................................  1,333,728   1,197,734
                                                                    ----------  ----------
Change in plan assets:
  Fair value of plan assets at beginning of year...................  1,044,940   1,033,097
  Actual return on plan assets.....................................   (194,313)     46,765
  Acquistion of Amana..............................................     45,724          --
  Employer contributions...........................................     67,844      42,144
  Benefits paid....................................................    (82,525)    (76,661)
  Other (foreign currency).........................................       (663)       (405)
                                                                    ----------  ----------
  Fair value of plan assets at end of year.........................    881,007   1,044,940
                                                                    ----------  ----------
  Funded status of plan............................................   (452,721)   (152,794)
  Unrecognized actuarial loss......................................    379,661      52,151
  Unrecognized prior service cost..................................    102,229     104,038
  Unrecognized transition assets...................................       (330)       (734)
                                                                    ----------  ----------
  Net amount recognized............................................ $   28,839  $    2,661
                                                                    ==========  ==========
Amounts recognized in the Consolidated Balance Sheets consisted of:
  Prepaid pension cost............................................. $    1,532  $    1,526
  Intangible pension asset.........................................    101,915      49,889
  Accrued pension cost.............................................   (352,861)    (50,265)
  Accumulated other comprehensive income...........................    278,253       1,511
                                                                    ----------  ----------
  Net pension asset................................................ $   28,839  $    2,661

   Assumptions used in determining net periodic pension cost for the plans in the United States consisted of the following:

                                             2001  2000  1999
                                             ----  ----  ----
                  Discount rates............ 7.75% 7.75% 6.75%
                  Rates of increase in
                    compensation levels..... 5.25% 5.25% 4.50%
                  Expected long-term rate of
                    return on assets........ 9.50% 9.50% 9.50%

   For the valuation of projected benefit obligation at December 31, 2001 and for determining net periodic pension cost in 2002, the discount rate decreased to 7.5 percent, the rate of increase in compensation decreased to 4.75 percent and the expected long-term rate of return on assets decreased to 9 percent. Assumptions for plans outside the United States are comparable to the above in all periods.

   The actuarial loss of $38.1 million in the reconciliation of the 2001 projected benefit obligation primarily represents the impact of the decrease in the discount rate from 7.75 percent to 7.5 percent. The primary reasons for the $300 million increase in the underfunded status of the plans were the $194 million loss incurred on the plan assets during 2001 as well as the $38.1 million actuarial loss.

   The Company amended its pension plans in 2001, 2000 and 1999 to include several benefit improvements for plans covering salaried and hourly employees.

   The components of net periodic pension cost consisted of the following:

                                            Year Ended December 31
                                         ----------------------------
                                           2001      2000      1999
                                         --------  --------  --------
                                                 In thousands
         Components of net periodic
          pension cost:
         Service cost................... $ 29,927  $ 29,190  $ 27,044
         Interest cost..................   91,675    88,245    74,406
         Expected return on plan
          assets........................  (95,929)  (87,597)  (80,513)
         Amortization of transition
          assets........................     (391)   (5,214)   (5,214)
         Amortization of prior service
          cost..........................   15,218    14,479    12,507
         Recognized actuarial loss......      196       991     4,189
         Curtailments/settlements.......    2,423       613       116
         Portion of net periodic pension
          cost classified in
          discontinued operations.......     (882)   (1,049)     (876)
                                         --------  --------  --------
           Net periodic pension cost.... $ 42,237  $ 39,658  $ 31,659

   The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,324,352, $1,224,027 and $871,276, respectively, as of December 31, 2001, and $1,188,080, $1,082,689 and $1,032,424, respectively, as of December 31, 2000.

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

   The reconciliation of the beginning and ending balances of the accumulated benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:

                                                  December 31
                                             --------------------
                                               2001          2000
                                             ---------     ---------
                                                 In thousands
        Change in accumulated benefit
         obligation:
          Benefit obligation at beginning
           of year.......................... $ 433,403     $ 424,824
          Service cost......................    14,907        14,007
          Interest cost.....................    32,640        31,498
          Actuarial loss (gain).............    54,115        (6,720)
          Acquisition of Amana..............     3,284            --
          Amendment.........................    (7,283)           --
          Benefits paid.....................   (33,057)      (30,206)
                                             ---------     ---------
          Benefit obligation at end of
           year.............................   498,009       433,403
                                             ---------     ---------
        Change in plan assets:
            Fair value of plan assets at
             beginning of year..............        --            --
            Employer contribution...........    33,057        30,206
            Benefits paid...................   (33,057)      (30,206)
                                             ---------     ---------
            Fair value of plan assets at
             end of year....................        --            --
                                             ---------     ---------
            Funded status of plan...........  (498,009)     (433,403)
            Unrecognized actuarial loss
             (gain).........................     7,960       (47,177)
            Unrecognized prior service
             cost (benefit).................    (7,133)          158
            Portion of postretirement
             benefit liability classified
             in discontinued operations.....        --           970
                                             ---------     ---------
            Postretirement benefit
             liability...................... $(497,182)    $(479,452)

   Assumptions used in determining net periodic postretirement benefit cost consisted of the following:

                                                 2001  2000  1999
                                                 ----  ----  ----
             Health care cost trend rates(1):
               Current year..................... 5.00% 5.50% 6.00%
               Decreasing gradually to the year
                2005 and remaining
                thereafter...................... 5.00% 5.00% 5.00%
             Discount rates..................... 7.75% 7.75% 6.75%

(1) Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

   For the valuation of accumulated benefit obligation at December 31, 2001 set forth in the table above, and for determining net postretirement benefit costs in 2002, the discount rate decreased to 7.5 percent and the health care cost trend rates were assumed to be 7 percent for 2001, 6.5 percent for 2002, decreasing gradually to 5 percent in 2005 and remaining thereafter.

   The actuarial loss of $54.1 million in the reconciliation of the 2001 accumulated benefit obligation primarily represents the impact of the change in assumptions described above. The plans were amended in 2001 to include additional cost sharing features for salaried employees.

   The components of net periodic postretirement cost consisted of the following:

                                                                             Year Ended December 31
                                                                           -------------------------
                                                                            2001     2000     1999
-                                                                          -------  -------  -------
                                                                                  In thousands
Components of net periodic postretirement cost:
   Service cost........................................................... $14,907  $14,007  $14,390
   Interest cost..........................................................  32,640   31,498   27,282
   Amortization of prior service cost.....................................     168   (2,030)  (7,629)
   Recognized actuarial gain..............................................  (1,211)    (233)      --
   Curtailment losss......................................................     175       --       --
   Portion of net periodic postretirement cost classified in discontinued
     operations...........................................................    (196)    (189)    (116)
                                                                           -------  -------  -------
       Net periodic postretirement cost................................... $46,483  $43,053  $33,927

   The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a one-percentage change in assumed health care cost trend rates consisted of the following:


                                                                                 1-Percentage-  1-Percentage-
                                                                                 Point Increase Point Decrease
-                                                                                -------------- --------------
                                                                                         In thousands
Increase/(decrease) in total postretirement service and interest cost components    $ 7,169        $ (6,293)
Increase/(decrease) to postretirement benefit obligation........................     51,458         (46,639)


Leases

   The Company leases buildings, machinery, equipment and automobiles under operating leases. Rental expense for operating leases amounted to $27.3 million, $23.8 million and $22.8 million for 2001, 2000 and 1999, respectively.

   Future minimum lease payments for operating leases as of December 31, 2001 consisted of the following:

                 Year Ending
                 -----------                      In thousands
                 2002............................   $17,332
                 2003............................    13,208
                 2004............................     7,294
                 2005............................     4,342
                 2006............................     2,831
                 Thereafter......................     2,496
                                                    -------
                    Total minimum lease payments.   $47,503

Financial Instruments

   The Company uses foreign exchange forward contracts to manage certain foreign currency exchange exposures. The counterparties to the contracts are high credit quality international financial institutions. Forward contracts used by the Company include contracts for the exchange of Canadian and Australian dollars to U.S. dollars to hedge the sale of appliances manufactured in the United States and sold to customers in Canada and Australia. In addition, the Company uses forward contracts for the exchange of U.S. dollars to Mexican pesos to hedge amounts earned by employees paid in Mexico. The fair values of the contracts as of December 31, 2001 and 2000, which were recognized in other current assets in the Consolidated Balance Sheets, were $0.8 million and $0.6 million, respectively. The forward contracts are designated as hedges, and changes in the fair value of the contracts are recognized in other comprehensive income until the hedged item is recognized through earnings. For 2001, 2000 and 1999, the gains and losses recorded from these contracts were not significant. The hedge ineffectiveness related to these transactions was not significant in 2001. As of December 31, 2001 and 2000, the Company had open foreign currency forward contracts, all with maturities of less than twelve months, in the amount of U.S. $50.4 million and U.S. $12.6 million, respectively.


   The Company uses commodity swap agreements to manage certain commodity price exposures involving components used in the manufacture of home and commercial appliances.

The fair value of the contracts as of December 31, 2001, which is recognized in Other current assets in the Consolidated Balance Sheets, was $0.6 million. The swap contracts are designated as hedges, and changes in the fair value of the contracts are recognized in Other comprehensive income until the hedged item is recognized through earnings. For 2001, the losses recorded from these contracts were $0.9 million. In 2000, the gains recorded from these contracts were $5.7 million. The hedge ineffectiveness related to these transactions was not significant in 2001. Gains and losses recorded in 1999 were not significant. As of December 31, 2001 and 2000, the Company had open commodity swap contracts in the amount of U.S. $10.5 million and U.S. $22.9 million, respectively. Open contracts as of December 31, 2001 have maturities ranging between one month and three years.

   The Company has a trading program of interest rate swaps that it marks to market each period. The swap transactions involve the exchange of Canadian variable interest and fixed interest rate instruments. As of December 31, the Company had five swap transactions outstanding which mature on June 10, 2003 with a total notional amount of $61 million and $67.7 million as of December 31, 2000. The fair value of the swap positions of $14.9 million at December 31, 2001 and $24.2 million at December 31, 2000 is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets. The value of these individual swaps is dependent upon movements in the Canadian and U.S. interest rates. As the portfolio of interest rate swaps outstanding at December 31, 2001 is configured, there would be no measurable impact on the net market value of the swap transactions outstanding with any future changes in interest rates. In 2001, 2000 and 1999 the Company incurred net interest expense of $1.3 million, $1.5 million and $1.5 million, respectively in connection with these swap transactions. The payments made or received as well as the mark to market adjustment are recognized in interest expense.

   The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. To manage associated cost of this debt, the Company enters into interest rate swaps, in which the Company agrees to exchange, at specified intervals, the difference between interest amounts calculated by reference to an agreed upon notional principal amount. These swap contracts are used to hedge the fair value of certain medium term notes. As the terms, interest rates and payment dates match exactly with the underlying debt there is no hedge ineffectiveness. At December 31, 2001 and 2000, the Company had outstanding interest rate swap agreements with notional amounts totaling $250 million and $299 million, respectively. Under these agreements, the Company receives weighted average fixed interest rates of 7.32 percent and pays floating interest rates based on LIBOR rates plus an agreed upon spread, or a weighted average interest rate of 2.78 percent, as of December 31, 2001. At December 31, 2001, Maytag had interest rate swaps with a fair market value of $10.9 million designated as fair value hedges of underlying fixed rate debt obligations. The fair value of the hedge instruments and the underlying debt obligations are recorded as Other noncurrent assets and Long-term debt on the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the interest expense component of the Consolidated Statements of Income. Payments made or received are recognized in interest expense.

   Financial instruments that subject the Company to concentrations of credit risk primarily consist of accounts receivable from customers. The majority of the Company's sales are derived from the home appliances segment that sells predominantly to retailers. These retail customers range from major national retailers to independent retail dealers and distributors. In some instances, the Company retains a security interest in the product sold to customers. While the Company has experienced losses in collection of accounts receivables due to business failures in the retail environment, the assessed credit risk for existing accounts receivable is provided for in the allowance for doubtful accounts.

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

The carrying amounts and fair values of the Company's financial instruments, consisted of the following:

                                            December 31, 2001       December 31, 2000
                                        ------------------------  --------------------
                                         Carrying       Fair      Carrying     Fair
                                          Amount        Value      Amount      Value
-                                       -----------  -----------  ---------  ---------
                                                          In thousands
Cash and cash equivalents.............. $   109,370  $   109,370  $   6,073  $   6,073
Accounts receivable....................     618,101      618,101    476,211    476,211
Notes payable..........................    (148,247)    (148,247)  (299,603)  (299,603)
Long-term debt.........................  (1,065,651)  (1,085,138)  (508,833)  (517,354)
Interest rate swaps--trading...........     (14,876)     (14,876)   (24,207)   (24,207)
Interest rate swaps--non-trading.......      10,949       10,949         --     11,986
Foreign currency contracts.............         831          831        624        624
Commodity swap contracts...............         643          643         --        436
Forward stock purchase contracts
(Net cash settlement)..................          --           --     (1,309)    (1,309)
Put option contracts (Temporary equity)          --           --   (200,000)   (51,489)
Put option contracts (other)...........          --           --         --    (31,484)

   For additional disclosures regarding the Company's notes payable, see the "Notes Payable" section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's long-term debt, see the "Long-Term Debt" section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's forward stock purchase contracts and put option contracts, see the "Shareowners' Equity" section in the Notes to Consolidated Financial Statements.

Company Obligated Manditorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Debentures and Minority Interests

   In 1999, the Company together with two newly established business trusts, issued units comprised of preferred securities of each Maytag Trust that provided for per annum distributions and a purchase contract requiring the unitholder to purchase shares of Maytag common stock from the Company. An outside investor purchased the units for a noncontrolling interest in the Maytag Trusts in the aggregate for $200 million. The Maytag Trusts used the proceeds from the sale of the units to purchase Maytag debentures. The terms of the debentures paralleled the terms of the preferred securities issued by the Maytag Trusts. For financial reporting purposes, as of December 31, 2000, the outside investor's noncontrolling interest in the Maytag Trust of $200 million was reflected in "Company obligated manditorily redeemable preferred capital securities of subsidiary trust holding solely the Company's debentures" in the Consolidated Balance Sheets. For the year ended December 31, 2000, income attributed to such noncontrolling interest was reflected in Minority Interests in the Consolidated Statements of Income. Effective June 30, 2001 the outside investor's noncontrolling interest in the Maytag Trust of $200 million was reflected in long-term debt. The income attributable to such noncontrolling interest was reflected as Interest expense in the third quarter of 2001. In September 2001, the Company terminated the Maytag Trusts in a transaction that included an early retirement of $200 million of this long-term debt at an after-tax cost of $5.2 million (net of an income tax benefit of $2.9 million) that was reflected as an extraordinary item on the Consolidated Statements of Income (see "Impact of Recently Issued Accounting Standards" section in the Notes to Consolidated Financial Statements regarding the accounting for the purchase contracts).

   In the third quarter of 1997, the Company and a wholly-owned subsidiary of the Company contributed intellectual property and know-how with an appraised value of $100 million and other assets with a market value of $54 million to Anvil Technologies LLC ("LLC"), a newly formed Delaware limited liability company. An outside investor purchased from the Company a noncontrolling, member interest in the LLC for

$100 million. The Company's objective in this transaction was to raise low-cost, equity funds. For financial reporting purposes, the results of the LLC (other than those which are eliminated in consolidation) are included in the Company's consolidated financial statements. The Credit Facility underlying the structure matures on June 30, 2002.

The income attributable to the noncontrolling interests reflected in Minority interests in the Consolidated Statements of Income consisted of the following:

                                        Year Ended December 31
                                   -------------------------------
                                     2001        2000       1999
                                   --------  ------------ --------
                                             In thousands
            Maytag Trusts......... $ (6,963)   $(13,063)  $ (3,791)
            Anvil Technologies LLC   (7,494)     (7,505)    (7,459)
                                   --------    --------   --------
            Minority interests.... $(14,457)   $(20,568)  $(11,250)


   The outside investors' noncontrolling interest reflected in Minority interests in the Consolidated Balance Sheets consisted of the following:

                                        Year Ended December 31
                                        ----------------------
                                           2001        2000
                 -                       --------    --------
                                             In thousands
                 Anvil Technologies LLC $100,142    $100,097

Stock Plans

   In 2000, the shareowners approved the 2000 Employee Stock Incentive Plan that authorizes the issuance of up to 3.9 million shares of common stock of which no more than 0.5 million shares may be granted as restricted stock. The vesting period and terms of stock options granted are established by the Compensation Committee of the Board of Directors. Generally, the options become exercisable one to three years after the date of grant and have a maximum term of 10 years. There are stock options and restricted stock outstanding that were granted under previous plans with terms similar to the 2000 plan.

   In 1998, the shareowners approved the 1998 Non-Employee Directors' Stock Option Plan that authorizes the issuance of up to 500,000 shares of Common stock to the Company's non-employee directors. Stock options under this plan are immediately exercisable upon grant and generally have a maximum term of five years.

   In the event of a change of Company control, all outstanding stock options become immediately exercisable under the above described plans. There were 1,427,240 and 2,620,086 shares available for future stock grants at December 31, 2001 and 2000, respectively.

   The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees," and recognizes no compensation expense for stock options as the option price under the plan equals or is greater than the fair market value of the underlying stock at the date of grant. Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model.

   The Company's weighted-average assumptions consisted of the following:

                                                                                    2001   2000    1999
                                                                                    -----  -----  ------
Risk-free interest rate............................................................  4.08%  5.94%   6.04%
Dividend yield.....................................................................  2.28%  2.13%   1.50%
Stock price volatility factor......................................................  0.30   0.30    0.25
Weighted-average expected life (years).............................................     5      5       5
Weighted-average fair value of options granted-stock price equals grant price...... $7.60  $9.99  $13.31
Weighted-average fair value of options granted-stock price greater than grant price $6.41     --      --

   For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options' vesting period.

   The Company's pro forma information consisted of the following:

                                              2001       2000        1999
                                            -------    --------    --------
                                           In thousands except per share data
   Net income--as reported................ $47,736    $200,967    $328,528
   Net income--pro forma..................  39,182     189,281     321,090
   Basic earnings per share--as reported..    0.62        2.58        3.80
   Diluted earnings per share--as reported    1.41        2.44        3.66
   Basic earnings per share--pro forma....    0.51        2.43        3.71
   Diluted earnings per share--pro forma..    1.30        2.30        3.58

   Stock option activity consisted of the following:

                                                        Average  Option
                                                         Price   Shares
                                                        ------- ---------
      Outstanding December 31, 1998.................... $26.03  5,304,051
         Granted.......................................  46.08  2,043,952
         Exercised.....................................  19.62   (437,400)
         Exchanged for SAR.............................  15.80     (1,440)
         Canceled or expired...........................  26.27    (71,700)
                                                                ---------
      Outstanding December 31, 1999....................  32.44  6,837,463
         Granted.......................................  30.21  1,700,170
         Exercised.....................................  17.70   (243,105)
         Canceled or expired...........................  30.86   (123,111)
                                                                ---------
      Outstanding December 31, 2000....................  32.71  8,171,417
         Granted-stock price equals grant price........  29.35  1,269,649
         Granted-stock price greater than grant price..  39.12    353,691
         Exercised.....................................  19.61   (429,240)
         Canceled or expired...........................  44.95   (691,071)
                                                                ---------
      Outstanding December 31, 2001.................... $32.16  8,674,446

      Exercisable options:
         December 31, 1999.............................  19.30  2,847,772
         December 31, 2000.............................  23.54  3,835,022
         December 31, 2001.............................  29.45  4,739,944

   Information with respect to stock options outstanding and stock options exercisable as of December 31, 2001 consisted of the following:

                               Options Outstanding               Options Exercisable
                    ----------------------------------------- --------------------------
                                   Weighted       Weighted                   Weighted
     Range of         Number       Average        Average       Number       Average
  Exercise Prices   Outstanding Remaining Life Exercise Price Exercisable Exercise Price
  ---------------   ----------- -------------- -------------- ----------- --------------
$14.25-$16.00......    267,937       2.1           $15.50        267,937      $15.50
$17.63-$24.63......  1,830,460       4.5            18.86      1,830,460       18.86
$27.34-$35.57......  3,959,070       8.3            29.90      1,493,250       31.91
$42.88-$46.34......  2,398,606       7.5            45.51      1,085,297       45.48
$52.22-$70.94......    218,373       6.0            58.42         63,000       62.02
                     ---------                                 ---------
                     8,674,446                                 4,739,944

   The Company issued restricted stock and stock units to certain executives that vest over a three-year period based on achievement of pre-established financial objectives. Restricted stock is paid out in shares and the stock units are paid out in cash. Restricted stock shares outstanding at the end of 2001, 2000 and 1999 were 39,235, 120,966 and 253,290, respectively. Restricted stock units outstanding at the end of 2001, 2000 and 1999 were 27,655, 84,199 and 175,016, respectively. The expense for the anticipated restricted stock and stock unit payout is amortized over the three-year vesting period and is adjusted based on actual performance compared to the pre-established financial objectives. The expense/(income) was $(2.2) million and $8.2 million in 2000 and 1999, respectively and was not material in 2001. No restricted stock was granted in 2000 or 2001 as the Company adopted a Performance Incentive Award Program with a cash payout that replaces the restricted stock program.

Employee Stock Ownership Plan

   The Company established an Employee Stock Ownership Plan (ESOP) and a related trust issued debt and used the proceeds to acquire shares of the Company's stock for future allocation to ESOP participants. ESOP participants generally consist of all United States employees except certain groups covered by a collective bargaining agreement. The Company guarantees the ESOP debt and reflects it in the Consolidated Balance Sheets as Long-term debt with a related amount shown in the Shareowners' equity section as part of Employee stock plans. Dividends earned on the allocated and unallocated ESOP shares are used to service the debt. The Company is obligated to make annual contributions to the ESOP trust to the extent the dividends earned on the shares are less than the debt service requirements. As the debt is repaid, shares are released and allocated to plan participants based on the ratio of the current year debt service payment to the total debt service payments over the life of the loan. If the shares released are less than the shares earned by the employees, the Company contributes additional shares to the ESOP trust to meet the shortfall. All shares held by the ESOP trust are considered outstanding for earnings per share computations and dividends earned on the shares are recorded as a reduction of retained earnings.

   The ESOP shares held in trust consisted of the following:

                                                                              December 31
                                                                         --------------------
                                                                           2001       2000
                                                                         ---------  ---------
Original shares held in trust:
   Released and allocated............................................... 2,366,589  2,153,998
   Unreleased shares (fair value; 2001--$15,221,891; 2000--$22,720,373).   490,554    703,145
                                                                         ---------  ---------
                                                                         2,857,143  2,857,143
Additional shares contributed and allocated.............................   895,144    757,929
Shares withdrawn........................................................  (861,564)  (706,980)
                                                                         ---------  ---------
       Total shares held in trust....................................... 2,890,723  2,908,092

   The components of the total contribution to the ESOP trust consisted of the following:

                                                      Year Ended December 31
                                                    -------------------------
                                                     2001     2000     1999
                                                    -------  -------  -------
                                                           In thousands
 Debt service requirement.......................... $ 8,238  $ 8,600  $ 8,963
 Dividends earned on ESOP shares...................  (2,042)  (2,086)  (2,150)
                                                    -------  -------  -------
 Cash contribution to ESOP trust...................   6,196    6,514    6,813
 Fair market value of additional shares contributed   4,257    3,133       --
                                                    -------  -------  -------
    Total contribution to ESOP trust............... $10,453  $ 9,647  $ 6,813

   The components of expense recognized by the Company for the ESOP contribution consisted of the following:

                                                          December 31
                                                     ---------------------
                                                      2001    2000   1999
                                                     ------- ------ ------
                                                         In thousands
     Contribution classified as interest expense.... $ 1,178 $1,540 $1,903
     Contribution classified as compensation expense   9,275  8,107  4,910
                                                     ------- ------ ------
        Total expense for the ESOP contribution..... $10,453 $9,647 $6,813

Shareowners' Equity

   The share activity of the Company's common stock consisted of the following:

                                                            December 31
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
                                                            In thousands
 Common stock:
    Balance at beginning and end of period.......... 117,151  117,151  117,151

 Treasury stock:
    Balance at beginning of period.................. (40,910) (34,626) (27,933)
    Purchase of common stock for treasury...........    (400)  (6,546)  (7,500)
    Stock issued under stock option plans...........     427      254      448
    Stock issued under restricted stock awards, net.       4        8       70
    Additional ESOP shares issued...................      92       --       --
    Stock issued in business acquisition............     500       --      289
                                                     -------  -------  -------
        Balance at end of period.................... (40,287) (40,910) (34,626)

   During 2001 and 2000, the Company repurchased 0.4 million and 6.5 million shares associated with its share repurchase program at a cost of $28 million and $358 million, respectively.

   In connection with its previous share repurchase program, the Company sold put options which give the purchaser the right to sell shares of the Company's common stock to the Company at specified prices upon exercise of the options on the designated expiration date. In 2000, the Company paid $1 million to extend put option terms and in 1999 received $47 million in premium proceeds from the sale of put options. As of December 31, 2001, there were no put options outstanding as the Company settled the remaining put options for $17 million.

   As of December 31, 2000, the Company established $200 million of Temporary equity, representing the maximum potential obligation for put options associated with the Maytag Trust, through a reduction in additional paid-in capital. As the put options were reflected as liabilities in accordance with EITF 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying EITF Issue No.96-13," effective June 30, 2001, the $200 million temporary equity was transferred back into paid-in capital. The Company cash settled the put options in September 2001 and they are no longer reflected on the Consolidated Balance Sheet as of December 31, 2001 (see "Company Obligated Manditorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Debentures and Minority Interests" and "Impact of Recently Issued Accounting Standards" sections in the Notes to Consolidated Financial Statements for more information on the Maytag Trusts).

   In the fourth quarter of 1999, the Company entered into forward stock purchase agreements to repurchase shares of Maytag stock in the first quarter of 2000 and 2001 at an average price of $39. These forward stock purchase contracts required a net cash settlement. The Company recorded losses of $3.1 million in 2000 and gains of $2.6 million in 1999 associated with these contracts in Other-net in the Consolidated Statements of Income.

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

Supplementary Expense Information

   Advertising costs and research and development expenses consisted of the following:

                                              Year Ended December 31
                                            --------------------------
                                              2001     2000     1999
                                            -------- -------- --------
                                                   In thousands
          Advertising costs................ $187,150 $158,539 $164,304
          Research and development expenses   84,837   71,788   58,310

Earnings Per Share

   The computation of basic and diluted earnings per share consisted of the following:

                                                                                 Year Ended December 31
                                                                           ---------------------------------
                                                                              2001         2000      1999
-                                                                           ---------    --------  --------
-                                                                          In thousands except per share dat
Numerator for basic and diluted earnings per share--
  income from continuing operations before extraordinary
  item and cumulative effect of accounting change......................... $ 167,538     $216,367  $328,582
                                                                            =========    ========  ========
Numerator for basic and diluted loss per share--discontinued operations... $(110,904)    $(15,400) $    (54)
                                                                            =========    ========  ========
Numerator for basic and diluted loss per share--
  extraordinary item-loss on early retirement of debt..................... $  (5,171)    $     --  $     --
                                                                            =========    ========  ========
Numerator for basic loss per share--cumulative effect of accounting change $  (3,727)    $     --  $     --
 Adjustment for put options marked to market..............................    63,092           --        --
                                                                            ---------    --------  --------
Numerator for diluted earnings per share--cumulative effect of
 accounting change........................................................ $  59,365     $     --  $     --
                                                                            =========    ========  ========
Numerator for basic earnings per share--net income........................ $  47,736     $200,967  $328,528
 Adjustment for put options marked to market..............................    63,092           --        --
                                                                            ---------    --------  --------
Numerator for diluted earnings per share--net income...................... $ 110,828     $200,967  $328,528
                                                                            =========    ========  ========
Denominator for basic earnings per share--weighted-average shares.........    76,419       77,860    86,443

Effect of dilutive securities:
 Stock option plans.......................................................       705          882     1,687
 Restricted stock awards..................................................        --           87       170
 Put options..............................................................     1,441        3,596       872
 Forward purchase contracts...............................................        --           --       559
                                                                            ---------    --------  --------
Potential dilutive common shares..........................................     2,146        4,565     3,288
                                                                            ---------    --------  --------
Denominator for diluted earnings per share--
  adjusted weighted-average shares........................................    78,565       82,425    89,731
                                                                            =========    ========  ========

   FASB Statement No. 128, "Earnings Per Share," requires that income from continuing operations before extraordinary item and cumulative effect of accounting change be used as the control number in determining whether potential common shares are dilutive or anti-dilutive to earnings per share.

   The cumulative effect of accounting change has two components: $63.1 million expense related to the recognition of the put option obligation and $59.4 million income related to the recognition of the purchase contracts asset (see "Impact of Recently Issued Accounting Standards" section in the Notes to the Consolidated Financial Statements).

   The common shares related to the purchase contracts asset were excluded from diluted average shares outstanding as they were anti-dilutive to earnings per share from continuing operations before extraordinary item and cumulative effect of accounting change. The common shares related to the put option obligation were included in diluted average shares outstanding as they were dilutive to earnings per share from continuing operations before extraordinary item and cumulative effect of accounting change. Therefore, the expense associated with the put option obligation was excluded from the numerator in the calculation of diluted earnings per share for the cumulative effect of accounting change as the associated common shares were required to be included in the denominator.

   For additional disclosures regarding stock plans, see the "Stock Plans"
section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company's put options and forward stock purchase contract, see the

"Shareowners' Equity" section in the Notes to Consolidated Financial Statements.

Environmental Remediation

   The operations of the Company are subject to various federal, state and local laws and regulations intended to protect the environment, including regulations related to air and water quality and waste handling and disposal. The Company also has received notices from the U.S. Environmental Protection Agency, state agencies and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to such sites. The Company's ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. The Company also has responsibility, subject to specific contractual terms, for environmental claims for assets or businesses that have previously been sold.

   While it is possible the Company's estimated undiscounted obligation of approximately $9 million for future environmental costs may change in the near term, the Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The accrual for environmental liabilities is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets.

Commitments and Contingencies

   The Company has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. The Company's legal department estimates the costs to settle pending litigation, including legal expenses, based on their experience involving similar cases, specific facts known, and if applicable based on judgements of outside counsel. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

   At December 31, 2001, the Company has outstanding commitments for capital expenditures of $68.4 million. As of December 31, 2001 the Company had approximately $37 million in stand-by letters of credit primarily associated with the requirement to fund certain unqualified pension plans in the event of a change in control.

Segment Reporting

   The Company has two reportable segments: home and commercial appliances. The Company's home appliances segment manufactures and sells major appliances (laundry products, dishwashers, refrigerators, cooking appliances) and floor care products. These products are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets.

   The Company's commercial appliances segment manufactures and sells commercial cooking and vending equipment. These products are sold primarily to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets.

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

   Financial information for the Company's reportable segments consisted of the following:

                                              Year Ended December 31
                                       -----------------------------------
                                          2001         2000        1999
                                       ----------  ------------ ----------
                                                   In thousands
     Net sales
        Home appliances............... $4,093,552   $3,712,708  $3,706,357
        Commercial appliances.........    230,161      282,210     346,828
                                       ----------   ----------  ----------
            Consolidated total........ $4,323,713   $3,994,918  $4,053,185
                                       ==========   ==========  ==========
     Operating income
        Home appliances............... $  324,646   $  478,137  $  562,288
        Commercial appliances.........      5,755       29,532      51,891
                                       ----------   ----------  ----------
        Total for reportable segments.    330,401      507,669     614,179
        Corporate.....................    (41,249)     (67,954)    (41,691)
                                       ----------   ----------  ----------
            Consolidated total........ $  289,152   $  439,715  $  572,488
                                       ==========   ==========  ==========
     Capital expenditures
        Home appliances............... $  131,777   $  133,809  $  117,765
        Commercial appliances.........      7,919        3,665       2,826
                                       ----------   ----------  ----------
        Total for reportable segments.    139,696      137,474     120,591
        Corporate.....................      5,873       15,124      14,006
                                       ----------   ----------  ----------
            Consolidated total........ $  145,569   $  152,598  $  134,597
                                       ==========   ==========  ==========
     Depreciation and amortization
        Home appliances............... $  145,243   $  132,858  $  124,792
        Commercial appliances.........      6,299        5,653       5,616
                                       ----------   ----------  ----------
        Total for reportable segments.    151,542      138,511     130,408
        Corporate.....................      7,433        5,525       1,898
                                       ----------   ----------  ----------
            Consolidated total........ $  158,975   $  144,036  $  132,306
                                       ==========   ==========  ==========
     Total assets
        Home appliances............... $2,264,575   $1,793,626  $1,792,185
        Commercial appliances.........    103,034      104,964     106,870
                                       ----------   ----------  ----------
        Total for reportable segments.  2,367,609    1,898,590   1,899,055
        Corporate.....................    638,641      347,729     322,215
        Discontinued operations.......    149,901      422,605     415,217
                                       ----------   ----------  ----------
            Consolidated total........ $3,156,151   $2,668,924  $2,636,487
                                       ==========   ==========  ==========

   In 2001, the Company recorded special charges in operating income of $9.8 million with $7.9 million, $0.7 million and $1.2 million recorded in home appliances, commercial appliances and Corporate, respectively. In 2000, the Company recorded special charges in operating income of $39.9 million with $19.7 million and $20.2 million recorded in home appliances and Corporate, respectively. For additional disclosures regarding the special charges, see the "Special Charges and Loss on Securities" section in the Notes to Consolidated Financial Statements. Corporate assets include such items as deferred tax assets, intangible pension assets and other assets.

   The reconciliation of segment profit to consolidated income from continuing operations before income taxes, minority interests, extraordinary items and cumulative effect of accounting change consisted of the following:

                                                                           Year Ended December 31
                                                                        ----------------------------
                                                                          2001      2000      1999
                                                                        --------  --------  --------
                                                                                In thousands
Total operating income for reportable segments......................... $330,401  $507,669  $614,179
Corporate..............................................................  (41,249)  (67,954)  (41,691)
Interest expense.......................................................  (64,828)  (60,309)  (48,329)
Loss on securities.....................................................   (7,230)  (17,600)       --
Other--net.............................................................   (5,010)   (5,152)    8,193
                                                                        --------  --------  --------
   Income from continuing operations, before income taxes, minority interests, extraordinary item and cumulative effect of accounting change............................................................ $212,084  $356,654  $532,352

   Financial information related to the Company's continuing operations by geographic area consisted of the following:

                                            Year Ended December 31
                                       --------------------------------
                                          2001       2000       1999
                                       ---------- ---------- ----------
                                                 In thousands
        Net sales
           United States.............. $3,953,875 $3,627,261 $3,698,204
           Other countries............    369,838    367,657    354,981
                                       ---------- ---------- ----------
               Consolidated total..... $4,323,713 $3,994,918 $4,053,185

                                            Year Ended December 31
                                       --------------------------------
                                          2001       2000       1999
                                       ---------- ---------- ----------
                                                 In thousands
        Long-lived assets.............
           United States.............. $1,029,113 $  857,008 $  858,495
           Other countries............      6,622      7,054      9,343
                                       ---------- ---------- ----------
               Consolidated total..... $1,035,735 $  864,062 $  867,838

   Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment. Sales to Sears, Roebuck and Co. represented 18%, 12% and 11% of consolidated net sales in 2001, 2000 and 1999, respectively.

Quarterly Results of Operations (Unaudited)

   The unaudited quarterly results of operations consisted of the following:

                                                    December 31 September 30  June 30    March 31
-                                                   ----------- ------------ ---------- ----------
                                                         In thousands, except per share data
2001
   Net sales(1).................................... $1,134,001   $1,171,048  $1,009,835 $1,008,829
   Gross profit....................................    268,157      257,962     228,293    249,092
   Income from continuing operations before
     extraordinary item and cumulative effect of
     accounting change(2)..........................     23,790       37,491      27,672     78,585
   Basic earnings per share........................       0.31         0.49        0.36       1.03
   Diluted earnings per share......................       0.31         0.48        0.35       0.99
   Net income (loss)(2) & (3)......................    (20,678)     (29,671)     21,807     76,278
   Basic earnings (loss) per share.................      (0.27)       (0.39)       0.29       1.00
   Diluted earnings (loss) per share(4)............      (0.27)       (0.38)       1.08       0.96

2000
   Net sales....................................... $  924,331   $1,001,523  $1,037,587 $1,031,477
   Gross profit....................................    235,469      265,447     288,535    299,448
   Income (loss) from continuing operations before
     extraordinary item and cumulative effect of
     accounting change(5)..........................     (1,814)      63,637      76,208     78,336
   Basic earnings (loss) per share.................      (0.02)        0.83        0.98       0.98
   Diluted earnings (loss) per share...............      (0.02)        0.79        0.93       0.92
   Net income (loss)(5) & (6)......................    (10,154)      59,533      75,665     75,923
   Basic earnings (loss) per share.................      (0.13)        0.77        0.97       0.95
   Diluted earnings (loss) per share...............      (0.12)        0.74        0.92       0.89

--------
(1) The third and fourth quarter of 2001 include net sales of Amana of $148.0 million and $156.5 million, respectively that was acquired effective August 1, 2001. The results of operations were not significant to the periods presented.

(2) The fourth quarter of 2001 includes $6.2 million after-tax special charges associated with a salaried workforce reduction and a $7.2 million special charge for loss on securities. The first quarter of 2001 includes a one-time tax credit of $42 million.

(3) Includes the results of discontinued operations that were a $2.3 million loss, $2.1 million loss, $62.0 million loss and $44.5 million loss for the first, second, third and fourth quarters of 2001, respectively. The fourth quarter 2001 discontinued loss of $44.5 million includes a $42.3 million provision for impairment of China joint venture. The third quarter 2001 discontinued loss of $62.0 million includes a $59.5 million loss on sale of Blodgett.

    The third quarter of 2001 includes $5.2 million extraordinary item-loss on early retirement of debt. The second quarter of 2001 includes a $3.7 million loss on cumulative effect of accounting change.

(4) In the second quarter of 2001, the calculation of diluted earning per share as prescribed by Statement No. 128, "Earning Per Share" resulted in a $63.1 million adjustment to the numerator that significantly increased diluted earnings per share. The adjustment was related to the adoption of EITF 00-19 that required the put options associated with the Maytag Trusts to be recorded as liabilities on the balance sheet (see "Earnings Per Share" and "Impact of Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements).

(5) The fourth quarter of 2000 includes $25.3 million after-tax special charges associated with terminated product initiatives, asset write downs and severance costs related to management changes and an $11.2 million after-tax special charge for loss on securities.

(6) Includes the results of discontinued operations that were a $2.4 million loss, $0.5 million loss, $4.1 million loss and $8.3 million loss for the first, second, third and fourth quarters of 2000, respectively. The fourth quarter 2000 discontinued loss of $8.3 million includes a $5.9 million after-tax special charge associated with terminated product initiatives and asset write downs.

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

Item 11.  Executive Compensation.

   Information concerning executive compensation on pages 26 through 34 of the Proxy Statement, is incorporated herein by reference; provided that the information contained in the Proxy Statement under the heading "Compensation Committee Report on Executive Compensation" is specifically not incorporated herein by reference. Information concerning director compensation on page 8 of the Proxy Statement is incorporated herein by reference, provided that the information contained in the Proxy Statement under the headings "Shareholder Return Performance" and "Other Matters" is specifically not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The security ownership of certain beneficial owners and management is incorporated herein by reference from pages 8 through 10 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

   Information concerning certain relationships and related transactions is incorporated herein by reference from pages 5 through 7 of the Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 52.

   (3) The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 53 through 55.

   (b) The Company filed a Form 8-K dated October 30, 2001 containing agreements relating to Medium-Term notes that it might issue.

   (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Exhibits" on pages 53 through 55.

   (d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report in the "List of Financial Statements and Financial Statement Schedules" on page 52.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MAYTAG CORPORATION
                                             (Registrant)

                                                   /s/  Ralph F. Hake
                                                   -----------------------------
                                                   Ralph F. Hake
                                                   Chairman and Chief Executive
                                                   Officer
                                                   Director

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


              /s/  Steven H. Wood        /s/  Vitas A. Stukas
              -------------------------- -------------------------
              Steven H. Wood             Vitas A. Stukas
              Executive Vice President   Vice President and
                and                      Controller
              Chief Financial Officer

              /s/  Barbara R. Allen      /s/  Howard L. Clark, Jr.
              -------------------------- -------------------------
              Barbara R. Allen           Howard L. Clark, Jr.
              Director                   Director

              /s/  Lester Crown          /s/  Wayland R. Hicks
              -------------------------- -------------------------
              Lester Crown               Wayland R. Hicks
              Director                   Director

              /s/  William T. Kerr       /s/  Bernard G. Rethore
              -------------------------- -------------------------
              William T. Kerr            Bernard G. Rethore
              Director                   Director

              /s/  W. Ann Reynolds       /s/  Fred G. Steingraber
              -------------------------- -------------------------
              W. Ann Reynolds            Fred G. Steingraber
              Director                   Director

              /s/  Neele E. Stearns, Jr.
              --------------------------
              Neele E. Stearns, Jr.
              Director

                          ANNUAL REPORT ON FORM 10-K

                    Item 14(a)(1), (2) and (3), (c) and (d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                               LIST OF EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                         Year Ended December 31, 2001

                              MAYTAG CORPORATION
                                 NEWTON, IOWA

                 FORM 10-K--ITEM 14(a)(1), (2) AND ITEM 14(d)

                              MAYTAG CORPORATION

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   The following consolidated financial statements and supplementary data of Maytag Corporation and subsidiaries are included in Part II, Item 8:

                                                                                                  Page
                                                                                                  ----
Consolidated Statements of Income--Years Ended
 December 31, 2001, 2000, and 1999...............................................................  19

Consolidated Balance Sheets--
 December 31, 2001 and 2000......................................................................  20

Consolidated Statements of Shareowners' Equity--Years Ended
 December 31, 2001, 2000 and 1999................................................................  22

Consolidated Statements of Comprehensive Income--Years Ended
 December 31, 2001, 2000 and 1999................................................................  24

Consolidated Statements of Cash Flows--Years Ended
 December 31, 2001, 2000 and 1999................................................................  25

Notes to Consolidated Financial Statements.......................................................  26

Quarterly Results of Operations--Years 2001 and 2000.............................................  48

The following consolidated financial statement schedule of Maytag Corporation and subsidiaries is included in Item 14(d):

Schedule II-- Valuation and Qualifying Accounts                                                    56

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

                                                                                              Filed with
Exhibit                                                                   Incorporated Herein Electronic
Number                       Description of Document                        by Reference to   Submission
------                       -----------------------                      ------------------- ----------
  2(a)  Asset Purchase Agreement dated June 4, 2001 among Registrant,     Current Report on
        Maytag Worldwide, N.V., Amana Appliance Company, L.P. and         Form 8-K dated
        Goodman Global Holdings, Inc.                                     July 19, 2001,
                                                                          Exhibit 2.1.
  2(b)  Amendment No. 1 to the Asset Purchase Agreement dated July        Quarterly Report on
        31, 2001 among Registrant, Maytag Worldwide, N.V., Amana          Form 10-Q for the
        Appliance Company, L.P. and Goodman Global Holdings, Inc.         quarter ended
                                                                          June 30, 2001,
                                                                          Exhibit 2.2.
  3(a)  Restated Certificate of Incorporation of Registrant.              1993 Annual Report
                                                                          on Form 10-K.
  3(b)  Certificate of Designations of Series A Junior Participating      1988 Annual Report
        Preferred Stock of Registrant.                                    on Form 10-K.
  3(c)  Certificate of Increase of Authorized Number of Shares of Series  1988 Annual Report
        A Junior Participating Preferred Stock of Registrant.             on Form 10-K.
  3(d)  Certificate of Amendment to Certificate of Designations of Series 1997 Annual Report
        A Junior Participating Preferred Stock of Registrant.             on Form 10-K.
  3(e)  By-Laws of Registrant, as amended through February 10, 2000.      Quarterly Report on
                                                                          Form 10-Q for the
                                                                          quarter ended
                                                                          March 31, 2000.
  4(a)  Rights Agreement dated as of February 12, 1998 between            Form 8-A dated
        Registrant and Harris Trust and Savings Bank.                     February 12, 1998,
                                                                          Exhibit 1.
  4(b)  Letter to Shareholders dated February 12, 1998 relating to the    Current Report on
        adoption of a shareholders rights plan with attachments.          Form 8-K dated
                                                                          February 12,1998,
                                                                          Exhibit 1.
  4(c)  Indenture dated as of June 15, 1987 between Registrant and The    Quarterly Report on
        First National Bank of Chicago.                                   Form 10-Q for the
                                                                          quarter ended
                                                                          June 30, 1987.
  4(d)  First Supplemental Indenture dated as of September 1, 1989        Current Report on
        between Registrant and The First National Bank of Chicago.        Form 8-K dated
                                                                          Sept. 28, 1989,
                                                                          Exhibit 4.3.
  4(e)  Second Supplemental Indenture dated as of November 15, 1990       Current Report on
        between Registrant and The First National Bank of Chicago.        Form 8-K dated
                                                                          November 29, 1990.
  4(f)  Third Supplemental Indenture dated as of August 20, 1996          Current Report on
        between Registrant and The First National Bank of Chicago.        Form 8-K dated
                                                                          August 20, 1996.

                                                                                               Filed with
Exhibit                                                                    Incorporated Herein Electronic
Number    Description of Document                                            by Reference to   Submission
------    -----------------------                                          ------------------- ----------
 4(g)   Fifth Supplemental Indenture dated as of June 3, 1999 between      Current Report on
        Registrant and The First National Bank of Chicago.                 Form 8-K dated
                                                                           June 3, 1999,
                                                                           Exhibit 4.1.
 4(h)   Eighth Supplemental Indenture dated as of August 8, 2001 between   Current Report on
        the Registrant and Bank One, National Association, formerly known  Form 8-K dated
        as The First National Bank of Chicago.                             August 9, 2001,
                                                                           Exhibit 4.1.
 4(i)   Ninth Supplemental Indenture dated as of October 30, 2001 between  Current Report on
        the Registrant and Bank One, National Association.                 Form 8-K dated
                                                                           October 31, 2001,
                                                                           Exhibit 4.1.
 4(j)   Credit Agreement (3-Year) Dated as of May 3, 2001 among            Quarterly Report on
        Registrant, the various banks and Bank of Montreal, Chicago Branch Form 10-Q for the
        as Administrative Agent.                                           quarter ended
                                                                           March 31, 2001,
                                                                           Exhibit 4.1.
 4(k)   Credit Agreement (364-Day) Dated as of May 3, 2001 among           Quarterly Report on
        Registrant, the various banks and Bank of Montreal, Chicago Branch Form 10-Q for the
        as Administrative Agent.                                           quarter ended
                                                                           March 31, 2001,
                                                                           Exhibit 4.2.
 4(l)   Copies of instruments defining the rights of holders of long-term debt not required to be filed herewith or incorporated herein by reference will be furnished to the Commission upon request.
10(a1)  Change of Control Agreements (1).                                  2001 Annual Report      X
                                                                           on Form 10-K.
10(a2)  Change of Control Agreements (1).                                  2000 Annual Report
                                                                           on Form 10-K.
10(b)   Executive Severance Agreement (1).                                 Quarterly Report on
                                                                           Form 10-Q for the
                                                                           quarter ended
                                                                           June 30, 2001.
10(c)   1989 Non-Employee Directors Stock Option Plan (1).                 Exhibit A to
                                                                           Registrant's Proxy
                                                                           Statement dated
                                                                           March 18, 1990.
10(d)   1992 Stock Option Plan for Executives and Key Employees (1).       Exhibit A to
                                                                           Registrant's Proxy
                                                                           Statement dated
                                                                           March 16, 1992.
10(e)   Directors Deferred Compensation Plan (1).                          Amendment No. 1
                                                                           on Form 8 dated
                                                                           April 5, 1990 to
                                                                           1989 Annual Report
                                                                           on Form 10-K.
10(f)   1996 Employee Stock Incentive Plan (1).                            Exhibit A to
                                                                           Registrant's Proxy
                                                                           Statement dated
                                                                           March 20, 1996.

                                                                                       Filed with
Exhibit                                                            Incorporated Herein Electronic
Number                 Description of Document                       by Reference to   Submission
------                 -----------------------                     ------------------- ----------
 10(g)  1988 Capital Accumulation Plan for Key Employees (1).      Amendment No. 1
        (Superseded by Deferred Compensation Plan, as amended and  on Form 8 dated
        restated effective January 1, 1996)                        April 5, 1990 to
                                                                   1989 Annual Report
                                                                   on Form 10-K.
 10(h)  Maytag Deferred Compensation Plan, as amended and restated 1995 Annual Report
        effective January 1, 1996.                                 on Form 10-K
 10(i)  Directors Retirement Plan (1).                             Amendment No. 1
                                                                   on Form 8 dated
                                                                   April 5, 1990 to
                                                                   1989 Annual Report
                                                                   on Form 10-K.
 10(j)  1998 Non-Employee Directors' Stock Option Plan (1).        Exhibit A to
                                                                   Registrant's Proxy
                                                                   Statement dated
                                                                   April 2, 1998.
 10(k)  2000 Employee Stock Incentive Plan (1).                    Exhibit A to
                                                                   Registrant's Proxy
                                                                   Statement dated
                                                                   April 3, 2000.
 10(l)  Executive Agreement dated May 7, 2001(1).                  Quarterly Report on
                                                                   Form 10-Q for the
                                                                   quarter ended
                                                                   March 31, 2001,
                                                                   Exhibit 10.3.
 10(m)  Consulting Agreement.                                      Quarterly Report on
                                                                   Form 10-Q for the
                                                                   quarter ended
                                                                   June 30, 2001,
                                                                   Exhibit 10.1.
 12     Ratio of Earnings to Fixed Charges.                                                X
 21     List of Subsidiaries of the Registrant.                                            X
 23     Consent of Independent Auditors.                                                   X

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              MAYTAG CORPORATION

                             THOUSANDS OF DOLLARS

             COL. A                    COL. B              COL. C               COL. D       COL. E
             ------                 ------------ ------------------------    ------------  ----------
                                                          Additions
                                                 ------------------------
                                     Balance at  Charged to    Charged to                  Balance at
                                    Beginning of Costs and  Other Accounts-- Deductions--    End of
           Description                 Period     Expenses      Describe       Describe      Period
           -----------              ------------ ---------- ---------------- ------------  ----------
Year ended December 31, 2001
   Allowance for doubtful accounts
     receivable....................                                             $2,520(1)
                                                                                    12(2)
                                                                                ------
                                      $15,583      $6,079        $4,991(3)      $2,532      $24,121
                                      =======      ======        ======         ======      =======
Year ended December 31, 2000
   Allowance for doubtful accounts
     receivable....................                                             $2,865(1)
                                                                                    17(2)
                                                                                ------
                                      $16,397      $2,068                       $2,882      $15,583
                                      =======      ======                       ======      =======
Year ended December 31, 1999
   Allowance for doubtful accounts
     receivable....................                                             $6,066(1)
                                                                                   (26)(2)
                                                                                ------
                                      $18,672      $3,690        $   75(4)      $6,040      $16,397
                                      =======      ======        ======         ======      =======

   Prior year results have been restated to reflect Blodgett and
Rongshida-Maytag as discontinued operations
--------
Footnotes:

(1) Uncollectible accounts written off
(2) Effect of foreign currency translation
(3) Result of acquisition of Amana effective August 1, 2001
(4) Result of acquisition of Jade effective January 1, 1999