Form 10-Q
period 2002-03-31
MAYTAG CORP
filed 2002-05-15
CIK 63541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________


                          Commission file number 1-655

                               MAYTAG CORPORATION

A Delaware Corporation             I.R.S. Employer Identification No. 42-0401785

                403 West Fourth Street North, Newton, Iowa 50208

                   Registrant's telephone number: 641-792-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----    -----

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002:

                   Common Stock, $1.25 par value - 77,543,140

                               MAYTAG CORPORATION

                          Quarterly Report on Form 10-Q
                          Quarter Ended March 31, 2002

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income ...................................................    3

         Consolidated Balance Sheets .........................................................    4

         Consolidated Statements of Cash Flows ...............................................    6

         Notes to Consolidated Financial Statements ..........................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........................   17

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ....................................................   18

         Signatures ..........................................................................   19

Part I  FINANCIAL INFORMATION

Item 1. Financial Statements

                               MAYTAG CORPORATION
                        Consolidated Statements of Income

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                --------------------------
In thousands, except per share data                                                 2002          2001
----------------------------------------------------------------------------------------------------------
Net sales                                                                       $ 1,177,643    $   978,417
Cost of sales                                                                       918,213        759,737
                                                                                -----------    -----------
  Gross profit                                                                      259,430        218,680
Selling, general and administrative expenses                                        152,191        141,628
                                                                                -----------    -----------
  Operating income                                                                  107,239         77,052
Interest expense                                                                    (17,406)       (15,302)
Other - net                                                                             996            899
                                                                                -----------    -----------
  Income from continuing operations before income taxes and minority interest        90,828         62,649
Income taxes (benefit)                                                               30,881        (21,140)
                                                                                -----------    ------------
  Income from continuing operations before minority interest                         59,947         83,789
Minority interest                                                                    (1,866)        (5,204)
                                                                                -----------    -----------
  Income from continuing operations                                                  58,081         78,585
Discontinued operations:
  Loss from discontinued operations                                                  (1,317)        (2,378)
  Income tax (benefit) on discontinued operations                                        --            (71)
                                                                                -----------    -----------
    Loss from discontinued operations                                                (1,317)        (2,307)

  Net income                                                                    $    56,764    $    76,278
                                                                                ===========    ===========

Basic earnings (loss) per common share:
----------------------------------------------------------------------------------------------------------

  Income from continuing operations                                             $      0.75    $      1.03
  Discontinued operations                                                             (0.02)         (0.03)
  Net income                                                                    $      0.74    $      1.00

Diluted earnings (loss) per common share:
----------------------------------------------------------------------------------------------------------

  Income from continuing operations                                             $      0.75    $      0.99
  Discontinued operations                                                             (0.02)         (0.03)
  Net income                                                                    $      0.73    $      0.96

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                           Consolidated Balance Sheets

                                                       March 31      December 31
In thousands, except share data                          2002           2001
--------------------------------------------------------------------------------
Assets
Current assets
--------------------------------------------------------------------------------
Cash and cash equivalents                             $   33,878     $  109,370
Accounts receivable-net                                  669,302        618,101
Inventories                                              493,453        447,866
Deferred income taxes                                     63,647         63,557
Other current assets                                      37,919         40,750
Discontinued current assets                               81,616         89,900
                                                      ----------     ----------
  Total current assets                                 1,379,815      1,369,544

Noncurrent assets
--------------------------------------------------------------------------------
Deferred income taxes                                    221,967        227,967
Prepaid pension cost                                       1,511          1,532
Intangible pension asset                                 101,915        101,915
Goodwill                                                 259,376        259,376
Other intangibles                                         37,203         37,533
Other noncurrent assets                                   59,234         62,548
Discontinued noncurrent assets                            60,939         60,001
                                                      ----------     ----------
  Total noncurrent assets                                742,145        750,872

Property, plant and equipment
--------------------------------------------------------------------------------
Property, plant and equipment                          2,373,861      2,332,082
Less accumulated depreciation                          1,326,787      1,296,347
                                                      ----------     ----------
  Total property, plant and equipment                  1,047,074      1,035,735
                                                      ----------     ----------
  Total assets                                        $3,169,034     $3,156,151
                                                      ==========     ==========

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                      Consolidated Balance Sheets-Continued

                                                                           March 31                                     December 31
In thousands, except share data                                             2002                                            2001
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareowners' Equity
Current liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Notes payable                                                            $    83,968                                  $    148,247
Accounts payable                                                             317,434                                       316,050
Compensation to employees                                                     71,234                                        78,281
Accrued liabilities                                                          322,996                                       285,627
Current portion of long-term debt                                            283,537                                       133,586
Discontinued current liability                                               106,881                                       112,702
                                                                        -----------------------------------------------------------
  Total current liabilities                                                1,186,050                                     1,074,493
Noncurrent liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                         26,333                                        25,100
Long-term debt, less current portion                                         774,001                                       932,065
Postretirement benefit liability                                             502,255                                       497,182
Accrued pension cost                                                         336,058                                       352,861
Other noncurrent liabilities                                                 130,996                                       128,084
Discontinued noncurrent liability                                             21,817                                        22,678
                                                                        -----------------------------------------------------------
  Total noncurrent liabilities                                             1,791,460                                     1,957,970

Minority interest                                                            100,149                                       100,142

Shareowners' equity

-----------------------------------------------------------------------------------------------------------------------------------
Preferred stock:
Authorized--24,000,000 shares (par value $1.00)
Issued--none
Common stock:
Authorized--200,000,000 shares (par value $1.25)
Issued--117,150,593 shares, including shares in treasury                     146,438                                       146,438
Additional paid-in capital                                                   443,321                                       450,683
Retained earnings                                                          1,206,925                                     1,164,021
Cost of common stock in treasury (2002--39,607,453 shares;
 2001--40,286,575 shares)                                                 (1,501,675)                                   (1,527,777)
Employee stock plans                                                         (17,650)                                      (23,522)
Accumulated other comprehensive income                                      (185,984)                                     (186,297)

                                                                        -----------------------------------------------------------
  Total shareowners' equity                                                   91,375                                        23,546
                                                                        -----------------------------------------------------------
  Total liabilities and shareowners' equity                              $ 3,169,034                                  $  3,156,151
                                                                        ===========================================================

See notes to consolidated financial statements.


                               Maytag Corporation
                      Consolidated Statements of Cash Flows



                                                                Three Months Ended
                                                                     March 31
                                                               ---------------------
In thousands                                                      2002         2001
------------------------------------------------------------------------------------
Operating activities
------------------------------------------------------------------------------------
Net income                                                     $ 56,764    $  76,278
Adjustments to reconcile net income to
  net cash provided by continuing operating activities:
    Net loss from discontinued operations                         1,317        2,307
    Minority interests                                            1,866        5,204
    Depreciation                                                 38,369       34,569
    Amortization                                                    298        2,561
    Deferred income taxes                                         7,143      (23,649)
    Special charges, net of cash paid                            (2,497)      (6,343)
    Changes in working capital items
      exclusive of business acquisitions:
       Accounts receivable                                      (51,201)     (93,746)
       Inventories                                              (45,587)      (3,146)
       Other current assets                                       2,831       23,323
       Other current liabilities                                 48,558       31,604
  Pension assets and liabilities                                (16,782)       9,212
  Postretirement benefit liability                                5,073        3,506
  Other - net                                                     2,286        4,354
                                                               ---------------------
  Net cash provided by continuing operating activities           48,438       66,034

Investing activities
------------------------------------------------------------------------------------
Capital expenditures                                            (50,439)     (30,082)
                                                               ---------------------
  Investing activities-continuing operations                    (50,439)     (30,082)

Financing activities
------------------------------------------------------------------------------------
Net proceeds (repayment) of notes payable                       (64,279)      20,033
Repayment of long-term debt                                      (3,668)      (3,618)
Stock repurchases                                                  --        (27,672)
Stock options exercised and other common stock transactions      12,120        2,096
Dividends on common stock                                       (13,863)     (13,713)
Dividends on minority interests                                  (3,718)      (5,190)
Cash from (to) discontinued operations                             (645)      (5,234)
                                                               ---------------------
Financing activities-continuing operations                      (74,053)     (33,298)

Effect of exchange rates on cash                                    562         (631)
                                                               ---------------------
  Increase (decrease) in cash and cash equivalents              (75,492)       2,023
Cash and cash equivalents at beginning of year                  109,370        6,073
                                                               ---------------------
    Cash and cash equivalents at end of year                   $ 33,878    $   8,096
                                                               =====================

Cash flows from discontinued operations
------------------------------------------------------------------------------------
Net cash used by discontinued operating activities             $ (4,670)   $  (8,388)
Investing activities-discontinued operations                       (938)      (1,082)
Financing activities-discontinued operations                        650        1,551
                                                               ---------------------
     Decrease in cash-discontinued operations                  $ (4,958)   $  (7,919)
                                                               =====================


                See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that are expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax are as follows (in thousands):

Three months ended March 31                            2002              2001
 -------------------------------------------------------------------------------
Net income                                              $56,764        $76,278
Other comprehensive income (loss) items,
  net of income taxes
    Unrealized losses on securities                        (525)          (212)
    Unrealized gains on hedges                              267              -
    Foreign currency translation                            571           (945)
                                                        -------        -------
Total other comprehensive income (loss)                     313         (1,157)
                                                        -------        -------
    Comprehensive income                                $57,077        $75,121
                                                        =======        =======



The components of accumulated other comprehensive loss, net of related tax are as follows:

                                                       March 31      December 31
In thousands                                             2002           2001
--------------------------------------------------------------------------------
Minimum pension liability adjustment                  $(178,082)     $(178,082)
Unrealized gains on securities                              748          1,273
Unrealized gains on hedges                                1,211            944
Foreign currency translation                             (9,861)       (10,432)
                                                      ---------      ---------
  Accumulated other comprehensive loss                $(185,984)     $(186,297)
                                                      =========      =========

NOTE C--INVENTORIES

Inventories consisted of the following:

                                                              March 31   December 31
In thousands                                                    2002        2001
------------------------------------------------------------------------------------
Raw materials                                                 $ 59,223     $ 62,587
Work in process                                                 50,613       76,524
Finished goods                                                 449,471      382,925
Supplies                                                        17,994        9,659
                                                              --------     --------
Total FIFO cost                                                577,301      531,695
Less excess of FIFO cost over LIFO                              83,848       83,829
                                                              --------     --------
Inventories                                                   $493,453     $447,866
                                                              ========     ========

NOTE D--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      March 31
                                                                --------------------
In thousands except per share data                                2002        2001
------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share-
  income from continuing operations                             $ 58,081    $ 78,585
                                                                ========    ========
Numerator for basic and diluted earnings per share-
  discontinued operations                                       $ (1,317)   $ (2,307)
                                                                ========    ========
Numerator for basic and diluted earnings per share-net income   $ 56,764    $ 76,278
                                                                ========    ========

Denominator for basic earnings per share
  - weighted-average shares                                       77,004      76,205
Effect of dilutive securities:
  Stock option plans                                                 936         884
  Put options                                                        --        2,151
                                                                --------    --------
Potential dilutive common shares                                     936       3,035
                                                                --------    --------
Denominator for diluted earnings per share
  - adjusted weighted-average shares                              77,940      79,240
                                                                ========    ========

NOTE E--CONTINGENCIES

Maytag has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation, taxes and other claims which are not considered to be significant in relation to Maytag's consolidated financial position.

NOTE F--SEGMENT REPORTING

Maytag has two reportable segments: home and commercial appliances. Maytag's home appliances segment manufactures and sells major appliances (laundry products, dishwashers, refrigerators, cooking appliances) and floor care products. These products are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets.

Maytag's commercial appliances segment manufactures and sells commercial cooking and vending equipment. These products are sold primarily to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets.

Maytag's reportable segments are distinguished by the nature of products manufactured and sold and types of customers.

Financial information for Maytag's reportable segments consisted of the following:

                                                                                         Three Months Ended
                                                                                               March 31
                                                                               -------------------------------------
In thousands                                                                          2002                 2001
--------------------------------------------------------------------------------------------------------------------
Net sales
     Home appliances                                                            $  1,119,236            $   913,755
     Commercial appliances                                                            58,407                 64,662
                                                                               -------------------------------------
      Consolidated total                                                        $  1,177,643            $   978,417
                                                                               =====================================
Operating income
     Home appliances                                                            $     118,959           $    84,989
     Commercial appliances                                                              1,344                 2,934
                                                                               -------------------------------------
      Total for reportable segments                                                   120,303                87,923
     Corporate                                                                        (13,064)              (10,871)
                                                                               -------------------------------------
      Consolidated total                                                        $     107,239           $    77,052
                                                                               =====================================

The reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interest consisted of the following:

                                                                    Three Months Ended
                                                                         March 31
                                                             ---------------------------------
In thousands                                                   2002                 2001
----------------------------------------------------------------------------------------------
Total operating income for reportable segments               $  120,303             $   87,923
Corporate                                                       (13,064)               (10,871)
Interest expense                                                (17,407)               (15,302)
Other - net                                                         996                    899
                                                             ----------             ----------
     Income from continuing operations before income
     taxes and minority interest                             $   90,828             $   62,649
                                                             ==========             ==========

Asset information for Maytag's reportable segments consisted of the following:

                                                              March 31             December 31
In thousands                                                    2002                   2001
----------------------------------------------------------------------------------------------
Total assets

     Home appliances                                         $2,345,370             $2,264,575
     Commercial appliances                                      114,936                103,034
                                                             ----------             ----------
      Total for reportable segments                           2,460,306              2,367,609
     Corporate                                                  566,173                638,641
     Discontinued operations                                    142,555                149,901
                                                             ----------             ----------
      Consolidated total                                     $3,169,034             $3,156,151
                                                             ==========             ==========

NOTE G--MINORITY INTEREST

The income attributable to the noncontrolling interest reflected in Minority interest in the Consolidated Statements of Income consisted of the following:

                                                                     Three Months Ended
                                                                          March 31
                                                             ---------------------------------
In thousands                                                    2002                   2001
----------------------------------------------------------------------------------------------
Maytag Trusts                                                $        -             $   (3,326)
Anvil Technologies LLC                                           (1,866)                (1,878)
                                                             ----------             ----------
  Minority interest                                          $   (1,866)            $   (5,204)

The outside investor's noncontrolling interest reflected in Minority interest in the Consolidated Balance Sheets consisted of the following:

                                                               March 31            December 31
In thousands                                                     2002                  2001
----------------------------------------------------------------------------------------------

Anvil Technologies LLC                                       $  100,149             $  100,142
                                                             ==========             ==========

NOTE H - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests in accordance with the Statement. During the first quarter of 2002, Maytag performed the first of the required impairment tests of goodwill as of January 1, 2002 and determined that no adjustment was necessary to the carrying value of goodwill. Maytag currently has no intangible assets with indefinite lives.

Maytag applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The following table discloses pro forma results for net income and earnings per share as if SFAS 142 were adopted at the beginning of the periods presented:

                                                             March 31   March 31
In thousands except per share data                             2002       2001
--------------------------------------------------------------------------------
Reported net income                                          $56,764    $76,278
Add back: Goodwill amortization                                  --       2,485
                                                             -------    -------
Adjusted net income                                          $56,764     78,763
                                                             =======    =======

Basic earnings per share:
  Reported net income                                        $  0.74    $  1.00
  Goodwill amortization                                          --        0.03
                                                             -------    -------
  Adjusted net income                                        $  0.74    $  1.03
                                                             =======    =======

Diluted earnings per share:
  Reported net income                                        $  0.73    $  0.96
  Goodwill amortization                                          --        0.03
                                                             -------    -------
  Adjusted net income                                        $  0.73    $  0.99
                                                             =======    =======

Goodwill and other intangibles consist of the following:

                                                       March 31    December 31
In thousands except per share data                       2002         2001
------------------------------------------------------------------------------
Gross goodwill                                         $ 379,929   $ 379,929
Accumulated amortization                                (120,553)   (120,553)
                                                       ---------   ---------
Net goodwill                                           $ 259,376   $ 259,376
                                                       =========   =========

Gross other intangibles--amortized
Trademarks                                             $  35,000   $  35,000
Other                                                      5,273       5,305
Accumulated amortization                                  (3,070)     (2,772)
                                                       ---------   ---------
Net other intangibles                                  $  37,203   $  37,533
                                                       =========   =========

As of March 31, 2002, Maytag had net goodwill of $245.3 million and $14.1 million reflected in its home and commercial appliances reportable segments, respectively. Estimated amortization expense for other intangibles will be approximately $1.2 million for each of the next five years.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001 that Maytag early adopted in the fourth quarter of 2001. It established a single accounting method for long-lived assets to be disposed of, including those that are part of discontinued operations, and broadened the presentation requirements of discontinued operations to include components of an entity disposed of rather than a segment of a business. Maytag classified its 50.5 percent owned joint venture in China ("Rongshida-Maytag") as discontinued operations. All prior periods presented have been reclassified to reflect these results and the Blodgett foodservice operations sold in December 2001 as discontinued operations. Previously, Blodgett was included in the commercial appliances segment and the international segment consisted solely of Rongshida-Maytag.

In November 2001, the FASB's Emerging Issues Task Force (EITF) reached consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This guidance was effective for periods beginning after December 15, 2001. EITF 01-9 requires companies to classify certain sales incentive offers as a reduction to sales that were previously classified in selling, general and administrative expense. Maytag applied the new rules beginning in the first quarter of 2002 and all prior periods presented were restated, as required. There was no impact on Maytag's operating income or net income as a result of the new accounting policy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 2002 with 2001

Maytag Corporation ("Maytag") has two reportable segments: home and commercial appliances. (See discussion and financial information about Maytag's reportable segments in "Note F - Segment Reporting" section of the Notes to Consolidated Financial Statements.)

     Maytag adopted a new accounting standard in the first quarter of 2002 that requires certain sales incentives previously recognized in selling, general and administrative expenses to be classified as a reduction to sales. EITF 01-9 states that any cash consideration Maytag may give to its customers that has no identifiable benefit to Maytag other than to increase sales is required to be classified as a reduction to sales. This reclassification does not change the total of previously reported operating income or net income from continuing operations, however the reduction does impact the gross profit and operating income margins. The reclassified amount was $37.9 million in the first quarter of 2002 compared to $30.4 million for the first quarter of 2001. Prior periods have been restated.

Net Sales: Consolidated net sales were $1.178 billion in the first quarter of 2002, an increase of 20 percent compared to the same period in 2001.

     Home appliances net sales, which include major appliances, floor care products and international export sales, were 23 percent higher in the first quarter of 2002 compared to the same period in 2001. The net sales increase reflects the impact of the Amana acquisition on August 1, 2001 and record first quarter U.S. industry shipments of major appliances. The increase in major appliances net sales was partially offset by sales decreases in floor care products. The sales decrease in floor products reflected primarily the bankruptcy filing by a major national retailer in January, 2002 and retailer focus on lower price points. Maytag expects the major appliance industry to grow 2 to 3 percent for the full year 2002 compared to 2001 and expects modest floorcare industry unit growth.

     Commercial appliances net sales, which include vending and food service, decreased 10 percent in the first quarter of 2002 compared to the same period in 2001. The deterioration in year-over-year performance is largely attributable to the decline in sales of vending products. Maytag expects the vending equipment industry to be flat relative to 2001.

Gross Profit: Consolidated gross profit as a percent of sales decreased to 22 percent in the first quarter of 2002 from 22.4 percent of sales in the same period in 2001. The decrease in gross margin was due to sales of lower margin Amana products and an increase in investment in research and development, partially offset by improved product mix and lower material costs. While the recent steel tariff announcements have not yet impacted raw material and component part prices, Maytag is unable to assess what impact this might have on the cost of materials purchased during the remainder of 2002 and subsequent periods.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 12.9 percent of sales in the first quarter of 2002 compared to 14.5 percent of sales in the same period in 2001. This decrease was due to an increase in sales and a corporate-wide cost reduction initiative as well as a change in accounting standards, effective January 1, 2002, whereby goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but subject to annual impairment tests. These results were achieved despite investing 8 percent more in national advertising in the current quarter as compared to last year. Maytag expects the cost reduction initiative to continue to have favorable results compared to 2001.

Operating Income: Consolidated operating income for the first quarter of 2002 increased 39 percent to $107.2 million, or 9.1 percent of sales, compared to $77.1 million, or 7.9 percent of sales, in the same period in 2001. The increase in operating margin was due to decreased selling, general and administrative expenses as a percent of sales, partially offset by the decrease in gross margin as a percent of sales, both discussed above.

     Home appliances operating income increased 40 percent in the first quarter of 2002 compared to 2001. Operating margin for the first quarter of 2002 was
10.6 percent of sales compared to 9.3 percent of sales in the same period in 2001. The increase in operating margin was due to the decreased selling, general and administrative expenses as a percent of sales, partially offset by the decrease in gross margin as a percent of sales, both discussed above.

     Commercial appliances operating income decreased 54 percent in the first quarter of 2002 compared to the same period in 2001. Operating margin for the first quarter of 2002 was 2.3 percent of sales compared to 4.5 percent of sales in the same period in 2001. The decreases in operating margin for the first quarter were due primarily to the decline in net sales discussed above.

Interest Expense: Interest expense for the first quarter of 2002 was 14 percent higher than for the prior year primarily due to the additional debt issued for the acquisition of Amana, partially offset by lower average interest rates.

Income Taxes: The effective tax rate for the first quarter of 2002 was 34.0 percent compared to an effective tax rate for the same period in 2001, excluding a $42 million one-time tax benefit associated with an Internal Revenue Service audit settlement, of 33.3 percent. Maytag expects the effective tax rate for the remainder of 2002 to be approximately 34 percent.

Minority Interest: Minority interest was down $3.3 million from the first quarter of 2001 primarily due to the retirement of the Maytag Capital Trusts during the third quarter of 2001.

Discontinued Operations: Maytag completed the sale of its Blodgett foodservice operations in December 2001 and continues efforts to dispose of its interest in the 50.5 percent owned joint venture in China ("Rongshida-Maytag") during 2002. The operations of Rongshida-Maytag have been reflected as discontinued operations and prior year financial statements have been restated to reflect Blodgett and Rongshida-Maytag as discontinued operations.

Net Income: The following tables summarize the impact of the one-time tax benefit and discontinued operations on reported net income and diluted earnings per share. Comparative net income for the first quarter of 2002 increased 59 percent to $58 million from net income of $37 million in the first quarter of 2001 primarily due to the increase in operating income described above. The increase in comparative diluted earnings per share in the first quarter of 2002 compared to the same periods in 2001 was due primarily to the increase in operating income.

                                                            Three months ended
                                                                March 31,
                                                            ------------------
Net income (in millions)                                     2002        2001
------------------------------------------------------------------------------
Comparative net income                                      $  58.1    $  36.6
Discontinued operations                                        (1.3)      (2.3)
Tax benefit                                                     --        42.0
                                                            -------    -------
Reported                                                    $  56.8    $  76.3
                                                            =======    =======

                                                            Three months ended
                                                                March 31,
                                                            ------------------
Diluted earnings per common share                            2002        2001
------------------------------------------------------------------------------
Comparative net income                                      $  0.75    $  0.46
Discontinued operations                                       (0.02)     (0.03)
Tax benefit                                                     --        0.53
                                                            -------    -------
Reported                                                    $  0.73    $  0.96
                                                            =======    =======

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

     Net cash provided by continuing operation activities for the first quarter of 2002 was $48 million, a decrease of $18 million from the prior year. This was primarily due to $30 million of pension contributions in 2002 compared with no contributions in the first quarter of the prior year.

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

     Capital expenditures in the first quarter of 2002 were $50 million compared to $30 million in 2001. Maytag plans to invest approximately $210 million in capital expenditures in 2002.

Total Financing Activities: Dividend payments on Maytag's common stock in the first quarter of 2002 and 2001 were $14 million, or $0.18 per share.

     Funding requirements for investing and financing activities in excess of cash on hand and cash flow from operations are supplemented by borrowings. Maytag's commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire May 1, 2003 and May 3, 2004. Maytag had $84 million of commercial paper outstanding as of March 31, 2002. The credit agreements include financial covenants with respect to interest coverage and leverage that Maytag was in compliance with as of March 31, 2002. Maytag expects to be in compliance with these financial covenants throughout 2002. The existence of an event of default under the credit agreement would adversely impact Maytag's ability to borrow through the sale of commercial paper. Maytag has a shelf registration statement with the Securities and Exchange Commission providing the ability to issue publicly an aggregate of $300 million of medium-term notes as of March 31, 2002.

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

     There have been no material changes in the reported market risks of Maytag since December 31, 2001. See further discussion of these market risks and related financial instruments in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2001.

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

Forward-Looking Statements

This Management's Discussion and Analysis contains statements that are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expect(s)," "intend(s)," "may impact," "plan(s)," "should" or similar terms. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which Maytag competes, including changes in economic conditions in the geographic areas where Maytag's operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the cost and availability of raw materials and purchased components, including the impact of tariffs; union labor relationships; progress on capital projects; the impact of business acquisitions or dispositions; the ability of Maytag to integrate the operations from acquisitions into its operations; the costs of complying with governmental regulations; litigation, product warranty claims and other risk factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K
                                 March 31, 2002

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit  Description
       10.1   Separation Agreement dated December 21, 2001
       10.2   First Amendment to Credit Agreement dated May 2, 2002
       10.3   First Amendment to Credit Agreement (364-Day) dated May 2, 2002
       10.4   Commitment Amount Increase dated May 2, 2002
       10.5   Additional Executives covered by 3-year Change of Control Agreement

(b)  Reports on Form 8-K

     None.

                               MAYTAG CORPORATION
                                   Signatures
                                 March 31, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MAYTAG CORPORATION

Date: May 15, 2002                         /s/Steven H. Wood
      ------------                         -----------------------------
                                           Steven H. Wood
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)