Form 10-Q
period 2002-06-30
MAYTAG CORP
filed 2002-08-09
CIK 63541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to _____________________


                          Commission file number 1-655


                               MAYTAG CORPORATION

A Delaware Corporation             I.R.S. Employer Identification No. 42-0401785

                403 West Fourth Street North, Newton, Iowa 50208

                   Registrant's telephone number: 641-792-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No _____
                                       ---

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002:

                   Common Stock, $1.25 par value - 77,935,827
                   ------------------------------------------

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                           Quarter Ended June 30, 2002


                                      INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income .........................................................   3

          Consolidated Balance Sheets ...............................................................   4

          Consolidated Statements of Cash Flows .....................................................   6

          Notes to Consolidated Financial Statements ................................................   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .....  15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ................................  20

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders .......................................  21

Item 6.   Exhibits and Reports on Form 8-K ..........................................................  23

          Signatures ................................................................................  24

Part I    FINANCIAL INFORMATION

                               MAYTAG CORPORATION
                        Consolidated Statements of Income

                                                                           Three Months Ended              Six Months Ended
                                                                                June 30                         June 30
                                                                       --------------------------     --------------------------
In thousands, except per share data                                       2002              2001          2002           2001
-------------------------------------------------------------------------------------------------     --------------------------
Net sales                                                              $ 1,192,955      $ 975,200     $ 2,370,598    $ 1,953,617
Cost of sales                                                              925,151        781,542       1,843,364      1,541,279
                                                                       --------------------------     --------------------------
  Gross profit                                                             267,804        193,658         527,234        412,338
Selling, general and administrative expenses                               146,022        129,632         298,213        271,260
                                                                       --------------------------     --------------------------
  Operating income                                                         121,782         64,026         229,021        141,078
Interest expense                                                           (15,678)       (12,889)        (33,085)       (28,191)
Other - net                                                                    253         (2,334)          1,249         (1,435)
                                                                       --------------------------     --------------------------
  Income from continuing operations before income taxes,
    minority interests and cumulative effect of accounting change          106,357         48,803         197,185        111,452
Income taxes (benefit)                                                      36,162         15,618          67,043         (5,522)
                                                                       --------------------------     --------------------------
  Income from continuing operations before minority interests
    and cumulative effect of accounting change                              70,195         33,185         130,142        116,974
Minority interests                                                          (1,866)        (5,513)         (3,732)       (10,717)
                                                                       --------------------------     --------------------------
  Income from continuing operations
    before cumulative effect of accounting change                           68,329         27,672         126,410        106,257
Discontinued operations:
    Loss from discontinued operations, after tax                              (341)        (2,138)         (1,658)        (4,445)
                                                                       --------------------------     --------------------------
  Income before cumulative effect of accounting change                      67,988         25,534         124,752        101,812
Cumulative effect of accounting change                                           -         (3,727)              -         (3,727)
                                                                       --------------------------     --------------------------
  Net income                                                           $    67,988      $  21,807     $   124,752    $    98,085
                                                                       ==========================     ==========================
Basic earnings (loss) per common share:
-------------------------------------------------------------------------------------------------     --------------------------

  Income from continuing operations
    before cumulative effect of accounting change                      $      0.88      $    0.36     $      1.63    $      1.39
  Discontinued operations                                                        -          (0.03)          (0.02)         (0.06)
  Cumulative effect of accounting change                                         -          (0.05)              -          (0.05)
  Net income                                                           $      0.87      $    0.29     $      1.61    $      1.29

Diluted earnings (loss) per common share:
-------------------------------------------------------------------------------------------------     --------------------------

  Income from continuing operations
    before cumulative effect of accounting change                      $      0.86      $    0.35     $      1.61    $      1.34
  Discontinued operations                                                        -          (0.03)          (0.02)         (0.06)
  Cumulative effect of accounting change                                         -           0.76               -           0.75
  Net income                                                           $      0.86      $    1.08     $      1.59    $      2.04

Item 1.  Financial Statements

                               MAYTAG CORPORATION
                           Consolidated Balance Sheets

                                                                    June 30         December 31
In thousands, except share data                                      2002              2001
------------------------------------------------------------------------------------------------
Assets
Current assets
------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $       7,029     $    109,370
Accounts receivable-net                                                633,760          618,101
Inventories                                                            543,013          447,866
Deferred income taxes                                                   64,648           63,557
Other current assets                                                    27,906           40,750
Discontinued current assets                                             83,818           89,900
                                                                --------------------------------
   Total current assets                                              1,360,174        1,369,544

Noncurrent assets
------------------------------------------------------------------------------------------------
Deferred income taxes                                                  212,067          227,967
Prepaid pension cost                                                     1,563            1,532
Intangible pension asset                                               101,915          101,915
Goodwill                                                               259,376          259,376
Other intangibles                                                       37,380           37,533
Other noncurrent assets                                                 65,344           62,548
Discontinued noncurrent assets                                          60,604           60,001
                                                                --------------------------------
  Total noncurrent assets                                              738,249          750,872

Property, plant and equipment
------------------------------------------------------------------------------------------------
Property, plant and equipment                                        2,413,896        2,332,082
Less accumulated depreciation                                        1,364,493        1,296,347
                                                                --------------------------------
  Total property, plant and equipment                                1,049,403        1,035,735
                                                                --------------------------------
  Total assets                                                   $   3,147,826     $  3,156,151
                                                                ================================

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                      Consolidated Balance Sheets-Continued

                                                                    June 30        December 31
In thousands, except share data                                      2002             2001
------------------------------------------------------------------------------------------------
Liabilities and Shareowners' Equity
Current liabilities
------------------------------------------------------------------------------------------------
Notes payable                                                     $    238,834     $    148,247
Accounts payable                                                       318,191          316,050
Compensation to employees                                               80,278           78,281
Accrued liabilities                                                    311,111          285,627
Current portion of long-term debt                                      193,217          133,586
Discontinued current liabilities                                       108,729          112,702
                                                                 -------------------------------
  Total current liabilities                                          1,250,360        1,074,493
Noncurrent liabilities
------------------------------------------------------------------------------------------------
Deferred income taxes                                                   25,568           25,100
Long-term debt, less current portion                                   747,812          932,065
Postretirement benefit liability                                       505,674          497,182
Accrued pension cost                                                   304,284          352,861
Other noncurrent liabilities                                           134,740          128,084
Discontinued noncurrent liabilities                                     21,817           22,678
                                                                 -------------------------------
  Total noncurrent liabilities                                       1,739,895        1,957,970

Minority interest                                                            -          100,142

Shareowners' equity
------------------------------------------------------------------------------------------------
Preferred stock:
Authorized--24,000,000 shares (par value $1.00)
Issued--none
Common stock:
Authorized--200,000,000 shares (par value $1.25)
Issued--117,150,593 shares, including shares in treasury               146,438          146,438
Additional paid-in capital                                             441,773          450,683
Retained earnings                                                    1,260,898        1,164,021
Cost of common stock in treasury (2002--39,214,766 shares;
 2001--40,286,575 shares)                                           (1,486,787)      (1,527,777)
Employee stock plans                                                   (17,650)         (23,522)
Accumulated other comprehensive income                                (187,101)        (186,297)
                                                                 -------------------------------
  Total shareowners' equity                                            157,571           23,546
                                                                 -------------------------------
  Total liabilities and shareowners' equity                       $  3,147,826     $  3,156,151
                                                                 ===============================

See notes to consolidated financial statements.

                               Maytag Corporation
                      Consolidated Statements of Cash Flows

                                                                              Six Months Ended
                                                                                  June 30
                                                                      ---------------------------------
In thousands                                                              2002             2001
-------------------------------------------------------------------------------------------------------
Operating activities
-------------------------------------------------------------------------------------------------------
Net income                                                             $   124,752       $     98,085
Adjustments to reconcile net income to
  net cash provided by continuing operating activities:
    Net loss from discontinued operations                                    1,658              4,445
    Cumulative effect of accounting change                                       -              3,727
    Minority interests                                                       3,732             10,717
    Depreciation                                                            79,093             69,818
    Amortization                                                               598              5,121
    Deferred income taxes                                                   15,277            (21,597)
    Special charges, net of cash paid                                       (3,971)            (8,127)
    Changes in working capital items
     exclusive of business acquisitions:
       Accounts receivable                                                  (9,659)           (92,013)
       Inventories                                                         (95,466)            (8,057)
       Other current assets                                                 12,844             27,589
       Other current liabilities                                            51,057             54,561
    Pension assets and liabilities                                         (48,608)            18,551
    Postretirement benefit liability                                         8,492              7,104
    Other - net                                                              3,259              7,148
                                                                      ---------------------------------
    Net cash provided by continuing operating activities                   143,058            177,072

Investing activities
-------------------------------------------------------------------------------------------------------
Capital expenditures                                                       (99,246)           (63,972)
                                                                      ---------------------------------
    Investing activities-continuing operations                             (99,246)           (63,972)

Financing activities
-------------------------------------------------------------------------------------------------------
Net proceeds (repayment) of notes payable                                   90,587           (192,609)
Proceeds from issuance of long-term debt                                     3,868            185,000
Repayment of long-term debt                                               (129,518)           (29,064)
Stock repurchases                                                                -            (27,672)
Stock options exercised and other common stock transactions                 22,317              2,327
Net put option premiums and settlements                                          -             (6,269)
Dividends on common stock                                                  (27,874)           (27,428)
Dividends on minority interests                                             (5,577)           (10,340)
Purchase of Anvil LLC member interest                                      (99,884)                 -
Cash to discontinued operations                                             (1,005)            (4,169)
                                                                      ---------------------------------
    Financing activities-continuing operations                            (147,086)          (110,224)

Effect of exchange rates on cash                                               933                471
                                                                      ---------------------------------
    Increase (decrease) in cash and cash equivalents                      (102,341)             3,347
Cash and cash equivalents at beginning of period                           109,370              6,073
                                                                      ---------------------------------
    Cash and cash equivalents at end of period                         $     7,029       $      9,420
                                                                      =================================

Cash flows from discontinued operations
-------------------------------------------------------------------------------------------------------
Net cash used by discontinued operating activities                     $    (2,814)      $     (7,879)
Investing activities-discontinued operations                                  (597)            (2,290)
Financing activities-discontinued operations                                 1,011              2,412
                                                                      ---------------------------------
     Decrease in cash-discontinued operations                          $    (2,400)      $     (7,757)
                                                                      =================================

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that are expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax are as follows (in thousands):

Three months ended June 30                                                    2002             2001
--------------------------------------------------------------------------------------------------------
Net income                                                                $     67,988     $     21,807
Other comprehensive income (loss) items,
  net of income taxes
      Unrealized gains (losses) on securities                                     (158)             610
      Unrealized losses on hedges                                               (1,499)               -
      Foreign currency translation                                                 540            1,368
                                                                         -------------------------------
Total other comprehensive income (loss)                                         (1,117)           1,978
                                                                         -------------------------------
      Comprehensive income                                                $     66,871     $     23,785
                                                                         ===============================

Six months ended June 30                                                      2002             2001
--------------------------------------------------------------------------------------------------------
Net income                                                                $    124,752      $    98,085
Other comprehensive income (loss) items,
  net of income taxes
      Unrealized gains (losses) on securities                                     (683)             398
      Unrealized losses on hedges                                               (1,232)               -
      Foreign currency translation                                               1,111              423
                                                                         -------------------------------
Total other comprehensive income (loss)                                           (804)             821
                                                                         -------------------------------
      Comprehensive income                                                $    123,948     $     98,906
                                                                         ===============================

The components of accumulated other comprehensive loss, net of related tax are as follows:

                                                                    June 30      December 31
In thousands                                                         2002            2001
----------------------------------------------------------------------------------------------
Minimum pension liability adjustment                             $ (178,082)     $ (178,082)
Unrealized gains on securities                                          590           1,273
Unrealized gains (losses) hedges                                       (288)            944
Foreign currency translation                                         (9,321)        (10,432)
                                                                 -----------------------------
  Accumulated other comprehensive loss                           $ (187,101)     $ (186,297)
                                                                 =============================

NOTE C - INVENTORIES

Inventories consisted of the following:

                                                                    June 30      December 31
In thousands                                                         2002            2001
----------------------------------------------------------------------------------------------
Raw materials                                                    $   60,307      $   62,587
Work in process                                                      62,826          76,524
Finished goods                                                      494,285         382,925
Supplies                                                              9,697           9,659
                                                                 -----------------------------
Total FIFO cost                                                     627,115         531,695
Less excess of FIFO cost over LIFO                                   84,102          83,829
                                                                 -----------------------------
Inventories                                                      $  543,013      $  447,866
                                                                 =============================

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three months ended          Six months ended
                                                                           June 30                    June 30
                                                                ---------------------------  -------------------------
In thousands except per share data                                   2002          2001         2002           2001
-------------------------------------------------------------------------------------------  -------------------------
Numerator for basic and diluted earnings per share-
   income from continuing operations before
   cumulative effect of accounting change                        $    68,329    $   27,672    $ 126,410    $  106,257
                                                                =============  ============  ===========  ============

Numerator for basic and diluted loss per share-
   discontinued operations                                       $      (341)   $   (2,138)   $  (1,658)   $   (4,445)
                                                                =============  ============  ===========  ============
Numerator for basic earnings per share-cumulative
   effect of accounting change                                   $         -    $   (3,727)   $       -    $   (3,727)
   Adjustment for put options marked to market                             -        63,092            -        63,092
                                                                -------------  ------------  -----------  ------------
Numerator for diluted earnings per share-cumulative
   effect of accounting change                                   $         -    $   59,365    $       -    $   59,365
                                                                =============  ============  ===========  ============
Numerator for basic earnings per share-
   net income                                                    $    67,988    $   21,807    $ 124,752    $   98,085
   Adjustment for put options marked to market                             -        63,092            -        63,092
                                                                -------------  ------------  -----------  ------------
Numerator for diluted earnings per share-
   net income                                                    $    67,988    $   84,899    $ 124,752    $  161,177
                                                                =============  ============  ===========  ============
Denominator for basic earnings
per share-- weighted-average shares                                   77,781        76,141       77,392        76,173
Effect of dilutive securities:
                 Stock option plans                                    1,371           810        1,154           847
                 Put options                                               -         1,997            -         2,074
                                                                -------------  ------------  -----------  ------------
Potential dilutive common shares                                       1,371         2,807        1,154         2,921
                                                                -------------  ------------  -----------  ------------
Denominator for diluted earnings per
share-- adjusted weighted-average shares                              79,152        78,948       78,546        79,094
                                                                =============  ============  ===========  ============

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

Financial information for Maytag's reportable segments consisted of the following:

                                                  Three Months Ended            Six Months Ended
                                                       June 30                       June 30
                                              --------------------------   --------------------------
In thousands                                     2002            2001         2002            2001
------------------------------------------------------------------------   --------------------------
Net sales
  Home appliances                             $ 1,116,169     $  907,256   $ 2,235,405    $ 1,821,011
  Commercial appliances                            76,786         67,944       135,193        132,606
                                              --------------------------   --------------------------
  Consolidated total                          $ 1,192,955     $  975,200   $ 2,370,598    $ 1,953,617
                                              ==========================   ==========================
Operating income
  Home appliances                             $   127,835     $   70,228   $   246,794    $   155,217
  Commercial appliances                             7,558          4,183         8,902          7,117
                                              --------------------------   --------------------------
   Total for reportable segments                  135,393         74,411       255,696        162,334
  Corporate                                       (13,611)       (10,385)      (26,675)       (21,256)
                                              --------------------------   --------------------------
  Consolidated total                          $   121,782     $   64,026   $   229,021    $   141,078
                                              ==========================   ==========================

The reconciliation of segment profit to consolidated income from continuing operations before income taxes, minority interest and cumulative effect of accounting change consisted of the following:

                                                                 Three Months Ended            Six Months Ended
                                                                      June 30                       June 30
                                                             --------------------------    ------------------------
In thousands                                                    2002               2001       2002          2001
---------------------------------------------------------------------------------------    ------------------------
Total operating income for reportable segments               $  135,393      $   74,411    $  255,696    $  162,334
Corporate                                                       (13,611)        (10,385)       26,675)      (21,256)
Interest expense                                                (15,678)        (12,889)      (33,085)      (28,191)
Other - net                                                         253          (2,334)        1,249        (1,435)
                                                             --------------------------    ------------------------
  Income from continuing operations before income
  taxes, minority interests and cumulative effect of
  accounting change                                          $  106,357      $   48,803    $  197,185    $  111,452
                                                             ==========================    ========================


Asset information for Maytag's reportable segments consisted of the following:

                                                               June 30          December 31
In thousands                                                    2002                2001
-------------------------------------------------------------------------------------------
Total assets
  Home appliances                                            $ 2,346,037        $ 2,264,575
  Commercial appliances                                          126,596            103,034
                                                             ------------------------------
   Total for reportable segments                               2,472,633          2,367,609
   Corporate                                                     530,771            638,641
   Discontinued operations                                       144,422            149,901
                                                             ------------------------------
   Consolidated total                                        $ 3,147,826        $ 3,156,151
                                                             ==============================

NOTE G--MINORITY INTEREST

In the second quarter of 2002, Maytag purchased the noncontrolling interest in Anvil Technologies LLC from an outside investor for $99.9 million. Maytag financed this purchase with commercial paper classified as notes payable on the Consolidated Balance Sheet as of June 30, 2002. As of June 30, 2002 Maytag no longer reflected the noncontrolling interest in the balance sheets. Income attributable to the noncontrolling interest in the Consolidated Statements of Income as of June 30, 2002 reflects six months of activity related to Anvil.

The income attributable to the noncontrolling interest in the Consolidated Statements of Income consisted of the following:

                                        Three Months Ended             Six Months Ended
                                             June 30                        June 30
                                    --------------------------    --------------------------
In thousands                           2002            2001          2002            2001
--------------------------------------------------------------    --------------------------
Maytag Trusts                       $        -      $   (3,638)   $        -      $   (6,963)
Anvil Technologies LLC                  (1,866)         (1,875)       (3,732)         (3,754)
                                    --------------------------    --------------------------
  Minority interest                 $   (1,866)     $   (5,513)   $   (3,732)     $  (10,717)
                                    ==========================    ==========================

The outside investor's noncontrolling interest in the Consolidated Balance Sheets consisted of the following:

                                                                   June 30       December 31
In thousands                                                         2002            2001
--------------------------------------------------------------------------------------------
Anvil Technologies LLC                                            $        -     $   100,142
                                                                  ==========================


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

Maytag applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The following table discloses pro forma results for net income and earnings per share as if SFAS 142 were adopted at the beginning of the periods presented:

                                                     Three Months Ended           Six Months Ended
                                                          June 30                     June 30
                                                  ------------------------   ------------------------
In thousands except per share data                   2002           2001        2002            2001
--------------------------------------------------------------------------   ------------------------
Reported net income                               $  67,988      $  21,807   $ 124,752      $  98,085
Add back: Goodwill amortization                           -          2,485           -          4,970
                                                  ------------------------   ------------------------
Adjusted net income-basic                            67,988         24,292     124,752        103,055
Adjustment for put options marked
to market                                                 -         63,092           -         63,092
                                                  ------------------------   ------------------------
Adjusted net income-diluted                       $  67,988      $  87,384   $ 124,752      $ 166,147
                                                  ========================   ========================

Basic earnings per share:
   Reported net income                            $    0.87      $    0.29   $    1.61      $   1.29
   Goodwill amortization                                 -            0.03           -          0.07
                                                  ------------------------   ------------------------
   Adjusted net income                            $    0.87      $    0.32   $    1.61      $   1.35
                                                  ========================   =======================-

Diluted earnings per share:
   Reported net income                            $    0.86      $    1.08   $    1.59      $    2.04
   Goodwill amortization                                  -           0.03           -           0.06
                                                  ------------------------   ------------------------
   Adjusted net income                            $    0.86      $    1.11   $    1.59      $    2.10
                                                  ========================   ========================

Goodwill and other intangibles consist of the following:

                                                         June 30      December 31
In thousands except per share data                         2002          2001
---------------------------------------------------------------------------------
Gross goodwill                                          $ 379,929     $   379,929
Accumulated amortization                                 (120,553)       (120,553)
                                                        -------------------------
Net goodwill                                            $ 259,376     $   259,376
                                                        =========================

Gross other intangibles--amortized
Trademarks                                              $  35,000     $    35,000
Other                                                       5,750           5,305
Accumulated amortization                                   (3,370)         (2,772)
                                                        -------------------------
Net other intangibles                                   $  37,380     $    37,533
                                                        =========================

As of June 30, 2002, Maytag had net goodwill of $245.3 million and $14.1 million reflected in its home and commercial appliances reportable segments, respectively. Estimated amortization expense for other intangibles will be approximately $1.2 million for each of the next five years.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. It establishes a single accounting method for long-lived assets to be disposed of, including those that are part of discontinued operations, and broadens the presentation requirements for discontinued operations to include components of an entity disposed of rather than a segment of a business. Maytag early adopted SFAS No. 144 and, as a result, classified its 50.5 percent owned joint venture in China ("Rongshida-Maytag") and the Blodgett foodservice operations, sold in 2001, as discontinued operations. Previously, Blodgett was included in the commercial appliances segment and the international segment consisted solely of Rongshida-Maytag. All prior periods presented have been reclassified to reflect these results

In November 2001, the FASB's Emerging Issues Task Force (EITF) reached consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This guidance was effective for periods beginning after December 15, 2001. EITF 01-9 requires companies to classify certain sales incentive offers as a reduction to sales that were previously classified in selling, general and administrative expense. Maytag applied the new rules beginning in the first quarter of 2002, and all prior periods presented have been restated, as required. There was no impact on Maytag's operating income or net income as a result of the new accounting policy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 2002 with 2001

Maytag Corporation ("Maytag") has two reportable segments: home and commercial appliances. (See discussion and financial information about Maytag's reportable segments in "Note F - Segment Reporting" section of the Notes to Consolidated Financial Statements.)

      Maytag adopted a new accounting standard in the first quarter of 2002 that requires certain sales incentives previously recognized in selling, general and administrative expenses to be classified as a reduction to sales. EITF 01-9 states that any cash consideration provided to its customers that has no identifiable benefit to Maytag other than to increase sales is required to be classified as a reduction to sales. This reclassification does not change the total of previously reported operating income or net income from continuing operations; however, the reduction does impact the gross profit and operating income margins. The amount considered as an additional reduction to sales in accordance with this accounting standard was $86.5 million for the first six months of 2002 compared to $65.0 million that has been reclassified for the first six months of 2001. Prior periods have been restated.

Net Sales: Consolidated net sales were $1.193 billion in the second quarter of 2002, an increase of 22 percent compared to the same period in 2001. For the first six months of 2002, consolidated net sales were $2.371 billion, an increase of 21 percent from the same period in 2001.

     Home appliances net sales, which include major appliances, floor care products and international export sales, were 23 percent higher in both the second quarter and first half of 2002 compared to the same periods in 2001. The net sales increase reflects the impact of the Amana acquisition on August 1, 2001 and sales of the newly introduced hard surface floor cleaners. U.S. industry shipments of major appliances grew 9.3 percent for the first six months of 2002 compared to the same period in 2001. Maytag expects the major appliance industry to be flat for the second half of 2002 compared to the second half of 2001. As a result, Maytag expects industry growth of 5 percent in 2002 compared to 2001. Maytag expects modest floor care industry unit growth for the full year 2002.

      Commercial appliances net sales, which include vending and food service equipment, increased 13 percent in the second quarter of 2002 compared to the same period in 2001. The increase in sales is due to increased vending equipment sales, specifically glass-front venders. For the first six months of 2002, net sales of commercial appliances were up 2 percent primarily due to increased vending equipment sales. For the full year 2002, Maytag expects the vending equipment industry to be flat to slightly lower relative to 2001 but expects increased average selling prices of its vending equipment due to product mix.

Gross Profit: Consolidated gross profit as a percent of sales increased to 22.4 percent in the second quarter of 2002 from 19.9 percent of sales in the same period in 2001. Consolidated gross profit as a percent of sales increased to
22.2 percent for the first six months of 2002 from 21.1 percent of sales in the same period in 2001. The increases in gross margin in the second quarter and first half of 2002 were due to improved product mix, lower material costs and higher production volume as well as lower distribution and warranty costs. These increases were partially offset by higher research and development costs. For the second quarter and first six months of 2002 compared to the same periods in 2001, gross profit was 38 percent and 28 percent higher, respectively, primarily due to the Amana acquisition. The recent imposition of steel tariffs has not significantly impacted raw material and component part prices. Maytag expects prices will eventually increase but is unable to assess the amount of the increase and what impact this might have on gross profit during the remainder of 2002 and subsequent periods. Also, Maytag expects gross profit to be negatively impacted in the third quarter of 2002 because of rebalanced production rates due to higher inventory levels at June 30, 2002 and normal factory shut downs.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 12.2 percent of sales in the second quarter of 2002 compared to 13.3 percent of sales in the same period in 2001. Consolidated selling, general and administrative expenses were 12.6 percent of sales in the first six months of 2002 compared to 13.9 percent of sales in the same period in 2001. These decreases were due to an increase in sales, synergies resulting from the Amana acquisition, a corporate-wide cost reduction initiative and a change in accounting standards, effective January 1, 2002, whereby goodwill and intangible assets deemed to have indefinite lives are no longer being amortized. While these assets will be subject to impairment tests to assess their valuation, there were no charges related to impairment during the second quarter or six months ended June 30, 2002. Amortization of goodwill included in the second quarter and first six months of 2001 was $2.5 million and $5.0 million, respectively. These results were achieved despite incurring 19 and 13 percent more in national advertising expense in the second quarter and first six months, respectively, as compared to last year. For the second quarter and first six months of 2002 compared to the same periods in 2001, selling, general and administrative expenses increased by 13 percent and 10 percent, respectively, primarily due to the Amana acquisition. Maytag expects its cost reduction initiative to continue to have a favorable impact on selling, general and administrative costs as a percent of sales compared to 2001.

Operating Income: Consolidated operating income for the second quarter of 2002 increased 90 percent to $121.8 million, or 10.2 percent of sales, compared to $64.0 million, or 6.6 percent of sales, in the same period in 2001. Consolidated operating income for the first six months of 2002 increased 62 percent to $229.0 million, or 9.7 percent of sales, compared to $141.1 million, or 7.2 percent of sales, in the same period in 2001. The increases in operating income for the second quarter and first six months of 2002 were due to increases in gross profit partially offset by an increase in selling, general and administrative expenses, both discussed above. The increases in operating margin were due to an increase in gross margin as a percent of sales and decreased selling, general and administrative expenses as a percent of sales, also discussed above.

     Home appliances operating income increased 82 percent in the second quarter of 2002 compared to 2001. Operating margin for the second quarter of 2002 was
11.5 percent of sales compared to 7.7 percent of sales in the same period in 2001. Home appliances operating income increased 59 percent in the first six months of 2002 compared to 2001. Operating margin for the first six months of 2002 was 11.0 percent of sales compared to 8.5 percent of sales in the same period in 2001. The increases in operating income for the second quarter and first six months of 2002 were due to increases in gross profit partially offset by an increase in selling, general and administrative expenses, both discussed above. The increases in operating margin were due to an increase in gross margin as a percent of sales and decreased selling, general and administrative expenses as a percent of sales, also discussed above.

     Commercial appliances operating income increased 81 percent in the second quarter of 2002 compared to the same period in 2001. Operating margin for the second quarter of 2002 was 9.8 percent of sales compared to 6.2 percent of sales in the same period in 2001. Commercial appliances operating income increased 25 percent in the first six months of 2002 compared to the same period in 2001. Operating margin for the first six months of 2002 was 6.6 percent of sales compared to 5.4 percent of sales in the same period in 2001. The increase in operating margin for the second quarter was primarily due to increased sales discussed above and improved gross margin and selling, general and administrative expenses as a percent of sales. The increase in operating margin for the first six months was due to improved selling, general and administrative expenses as a percent of sales.

     Corporate operating expenses for the second quarter and first six months of 2002 compared to the same periods in 2001 were 31 percent and 25 percent higher, respectively. This was primarily due to increases in incentive compensation and charitable contribution expense resulting from higher earnings. For the remainder of 2002, Maytag expects corporate expenses to remain level with the first six months of 2002.

Interest Expense: Interest expense for the second quarter of 2002 was 22 percent higher than for the same period in the prior year. Interest expense for the first six months of 2002 was 17 percent higher than for the same period in the prior year. These increases were primarily due to the additional debt issued for the acquisition of Amana, partially offset by lower average interest rates.

Income Taxes: The effective tax rate for the second quarter of 2002 was 34 percent compared to an effective tax rate for the same period in 2001 of 32 percent. The effective tax rate for the first six months of 2002 was 34 percent compared to an effective tax rate for the same period in 2001 of 32.7 percent excluding a one-time tax benefit of $42 million. The effective tax rate has increased for the second quarter and first six months of 2002 due to the retirement of the Maytag Trusts in 2001 and the second quarter 2002 purchase of the noncontrolling interest in Anvil Technologies LLC from an outside investor (For further discussion of both, see Minority Interest in this Management's Discussion and Analysis below) both of which changed expected income before taxes for 2002 but not tax expense. The increased rate also was due to increased income in 2002 that caused tax credits to have less of an impact on lowering the effective tax rate. The effect of these items on the effective tax rate was partially offset by zero goodwill amortization in 2002 that is nondeductible for income taxes.

Minority Interest: Minority interest was down $3.6 million and $7.0 million from the second quarter and first six months of 2001, respectively, due to the retirement of the Maytag Trusts during the third quarter of 2001. In the second quarter of 2002, Maytag purchased the noncontrolling interest in Anvil Technologies LLC from an outside investor. Income attributable to the noncontrolling interest as of June 30, 2002 reflects six months of activity related to Anvil and will be zero for the remainder of 2002 as it relates to Anvil.

Discontinued Operations: Maytag completed the sale of its Blodgett foodservice operations in December 2001 and continues efforts to dispose of its interest in the 50.5 percent owned joint venture in China ("Rongshida-Maytag"). The operations of Rongshida-Maytag have been reflected as discontinued operations and prior year financial statements have been restated to reflect Blodgett and Rongshida-Maytag as discontinued operations.

Net Income: The following tables summarize the impact of the one-time tax benefit, cumulative effect of accounting change and discontinued operations on reported net income and diluted earnings per share. Net income excluding discontinued operations, tax benefit and cumulative effect of accounting change (comparative net income) for the second quarter of 2002 increased 147 percent to $68 million from $28 million in the second quarter of 2001. Comparative net income for the first six months of 2002 increased 97 percent to $126 million from $64 million in the first six months of 2001. The increases were primarily due to the increase in operating income described above. The increases in comparative diluted earnings per share excluding discontinued operations, tax benefit and cumulative effect of accounting change in the second quarter and first six months of 2002 compared to the same periods in 2001 were due primarily to the increase in net income as average diluted shares outstanding remain comparable.

                                                                   Three months ended           Six months ended
                                                                        June 30,                    June 30,
                                                               --------------------------  -------------------------
Net income (in millions)                                            2002          2001         2002          2001
-----------------------------------------------------------------------------------------  -------------------------
Net income excluding discontinued operations, tax benefit
and cumulative effect of accounting change                      $   68.3       $   27.7     $  126.4       $   64.3
Discontinued operations                                             (0.3)          (2.1)        (1.7)          (4.4)
Tax benefit                                                            -              -            -           42.0
Cumulative effect of accounting change                                 -           (3.7)           -           (3.7)
                                                               -----------    -----------  -----------    -----------
Reported                                                        $   68.0       $   21.8     $  124.8       $   98.1
                                                               ===========    ===========  ===========    ===========
                                                                   Three months ended           Six months ended
                                                                        June 30,                    June 30,
                                                               --------------------------  -------------------------
Diluted earnings per common share                                   2002          2001         2002          2001
-----------------------------------------------------------------------------------------  -------------------------
Net income excluding discontinued operations, tax benefit
and cumulative effect of accounting change                      $   0.86       $   0.35     $   1.61      $    0.81
Discontinued operations                                                -          (0.03)       (0.02)         (0.06)
Tax benefit                                                            -              -            -           0.53
Cumulative effect of accounting change                                 -           0.76            -           0.75
                                                               -----------    -----------   ------------- -----------
Reported                                                        $   0.86       $   1.08      $   1.59      $   2.04
                                                               ===========    ===========   ============= ===========

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

     Net cash provided by continuing operation activities for the first six months of 2002 was $143 million, a decrease of $34 million from the prior year. This was primarily due to $75 million of pension contributions in 2002 compared with no contributions in the first six months of the prior year. Maytag expects to contribute a total of $115 million to the pension fund for the full year 2002. Inventory levels were higher at June 30, 2002 due to lower than expected sales at the end of the quarter and seasonality. Maytag expects inventory levels to decrease in the third quarter due to normal factory shut downs and rebalancing of production rates. Therefore, Maytag expects increased cash flows from operations for the second half of 2002. The accounts receivable balance at June 30, 2002 was in line with the balance at December 31, 2001 due to increased collections and lower seasonal sales of floor care products.

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

     Capital expenditures in the first half of 2002 were $99 million compared to $64 million in 2001. Maytag plans to invest approximately $225 million in capital expenditures in 2002.

Total Financing Activities: Dividend payments on Maytag's common stock in the first half of 2002 and 2001 were $28 million and $27 million, respectively, or $0.36 per share for both periods.

     Funding requirements for investing and financing activities in excess of cash on hand and cash flow from operations are supplemented by borrowings. Maytag's commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire May 1, 2003 and May 3, 2004. Maytag had $239 million of commercial paper outstanding as of June 30, 2002 that is classified in notes payable on the balance sheet. The credit agreements include financial covenants with respect to interest coverage and leverage that Maytag was in compliance with as of June 30, 2002. Maytag expects to be in compliance with these financial covenants throughout 2002. The existence of an event of default under the credit agreement would adversely impact Maytag's ability to borrow through the sale of commercial paper. Maytag has a shelf registration statement with the Securities and Exchange Commission providing the ability to issue publicly a remaining aggregate of $300 million of medium-term notes as of June 30, 2002.

     In the second quarter of 2002, Maytag purchased the noncontrolling interest in Anvil Technologies LLC from an outside investor for $99.9 million. Maytag financed this purchase with commercial paper.

Market Risks

Maytag is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. To manage certain foreign exchange exposures, Maytag enters into foreign currency forward contracts. Maytag's policy is to hedge a portion of its anticipated foreign currency denominated export sales transactions, which are denominated primarily in Canadian dollars.

     Maytag also is exposed to commodity price risk related to its purchase of selected commodities used in the manufacture of its products. To reduce the effect of changing raw material prices for selected commodities, Maytag has entered into commodity swap agreements to hedge a portion of its anticipated raw material purchases on selected commodities.

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

Contingencies

Maytag has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. Maytag's legal department estimates the costs to settle pending litigation, including legal expenses, based on its experience involving similar cases, specific facts known, and if applicable based on judgments of outside counsel. Maytag believes the outcome of these matters will not have a materially adverse effect on its consolidated financial position, results of operations or cash flows.

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

                               MAYTAG CORPORATION
               Submission of Matters to a Vote of Security Holders

Part II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Meeting of Stockholders on May 9, 2002.

(c) The following matters were voted upon at the Annual Meeting of Stockholders:

1. The election of the nominees for the Board of Directors who will serve for a term to expire at the 2005 Annual Meeting of Stockholders was voted on by the stockholders. The nominees all of whom were elected, were Barbara R. Allen, Howard L. Clark, Jr., Lester Crown and William T. Kerr. The Inspector of Election certified the following vote tabulations.

                                         FOR           WITHHELD       NON-VOTES
         Barbara R. Allen            59,751,495       11,118,863          0
         Howard L. Clark, Jr.        59,851,678       11,018,680          0
         Lester Crown                59,627,267       11,243,091          0
         William T. Kerr             59,833,068       11,037,290          0

2. A proposal to ratify the selection of Ernst & Young LLP as independent auditors to audit the financial statements to be included in the Annual Report to Stockholders for 2002 was approved by the stockholders. The Inspector of Election certified the following vote tabulations.

                FOR                   AGAINST          ABSTAIN        NON-VOTES
            68,062,001               2,458,900         370,937            0

3. The Maytag 2002 Employee and Director Stock Incentive Plan was approved by the stockholders. The Inspector of Election certified the following vote tabulations.

                FOR                   AGAINST          ABSTAIN        NON-VOTES
            62,752,457               7,287,577         785,946         65,858

4. A stockholder proposal concerning classification of the Board of Directors was approved by the stockholders. The Inspector of Election certified the following tabulations.

                FOR                    AGAINST          ABSTAIN       NON-VOTES
            31,779,689               23,840,939        1,936,494      13,334,716

5. A stockholder proposal concerning super-majority voting provisions was approved by the stockholders. The inspector of Election certified the following vote tabulations.

                FOR                    AGAINST          ABSTAIN        NON-VOTES
            33,046,044               23,339,498        1,170,938      13,335,358

6. A stockholder proposal concerning stockholder adoption of poison pill provisions was approved by the stockholders. The Inspector of Election certified the following vote tabulations.

               FOR                    AGAINST           ABSTAIN        NON-VOTES
            33,083,042               23,257,262        1,216,820      13,334,714

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K

Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibit     Description
      10.1      Additional Executives covered by 2-year Change of Control
                Agreement
      99.1      Certification by Ralph F. Hake, Chief Executive Officer
      99.2      Certification by Steve H. Wood, Chief Financial Officer

(b)   Reports on Form 8-K

      None.

                               MAYTAG CORPORATION
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MAYTAG CORPORATION

Date: August 9, 2002                           /s/Steven H. Wood
      --------------                           -------------------

                                               Steven H. Wood
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)