Form 10-Q
period 2002-09-30
MAYTAG CORP
filed 2002-11-13
CIK 63541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________to _____________________


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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002:

                   Common Stock, $1.25 par value - 78,040,637
                   ------------------------------------------

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 2002

                                      INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income ..........................................................   3

          Consolidated Balance Sheets ................................................................   4

          Consolidated Statements of Cash Flows ......................................................   6

          Notes to Consolidated Financial Statements .................................................   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ......  15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .................................  22

Item 4.   Controls and Procedures ....................................................................  22

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ...........................................................  23

          Signatures .................................................................................  24

          Certifications .............................................................................  25

Part I  FINANCIAL INFORMATION
Item 1. Financial Statements

                               MAYTAG CORPORATION
                        Consolidated Statements of Income

                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30                      September 30
                                                                     ----------------------------      ---------------------------
In thousands, except per share data                                      2002             2001            2002             2001
-------------------------------------------------------------------------------------------------      ---------------------------
Net sales                                                            $1,168,032       $ 1,132,554      $ 3,538,630     $ 3,086,171
Cost of sales                                                           923,607           913,086        2,766,971       2,454,365
                                                                     ----------------------------      ---------------------------
  Gross profit                                                          244,425           219,468          771,659         631,806
Selling, general and administrative expenses                            135,700           139,807          433,913         411,067
                                                                     ----------------------------      ---------------------------
  Operating income                                                      108,725            79,661          337,746         220,739
Interest expense                                                        (14,559)          (18,159)         (47,644)        (46,350)
Other - net                                                              (1,711)           (2,422)            (462)         (3,857)
                                                                     ----------------------------      ---------------------------
  Income from continuing operations before income taxes,
     minority interests, extraordinary item and
     cumulative effect of accounting change                              92,455            59,080          289,640         170,532
Income taxes                                                             31,435            19,716           98,478          14,194
                                                                     ----------------------------      ---------------------------
  Income from continuing operations before minority interests,
     extraordinary item and cumulative effect of accounting change       61,020            39,364          191,162         156,338

Minority interests                                                            -            (1,873)          (3,732)        (12,590)
                                                                     ----------------------------      ---------------------------
  Income from continuing operations before extraordinary item
     and cumulative effect of accounting change                          61,020            37,491          187,430         143,748
                                                                     ----------------------------      ---------------------------
Discontinued operations:
Loss from discontinued operations                                          (231)           (1,728)          (1,889)         (6,096)
Income taxes on discontinued operations                                       -               763                -             840
Loss on sale of Blodgett                                                      -            59,500                -          59,500
                                                                     ----------------------------      ---------------------------
  Loss from discontinued operations                                        (231)          (61,991)          (1,889)        (66,436)
  Income (loss) before extraordinary item and cumulative effect
     of accounting change                                                60,789           (24,500)         185,541          77,312
Extraordinary item - loss on early retirement of debt                         -            (5,171)               -          (5,171)
Cumulative effect of accounting change                                        -                 -                -          (3,727)
                                                                     ----------------------------      ---------------------------
  Net income (loss)                                                  $   60,789       $   (29,671)     $   185,541     $    68,414
                                                                     ============================      ===========================
Basic earnings (loss) per common share:
-------------------------------------------------------------------------------------------------      ---------------------------

  Income from continuing operations before extraordinary item
     and cumulative effect of accounting change                      $     0.78       $      0.49      $      2.42     $      1.88
  Loss from discontinued operations                                           -             (0.81)           (0.02)          (0.87)
  Extraordinary item - loss on early retirement of debt                       -             (0.07)               -           (0.07)
  Cumulative effect of accounting change                                      -                 -                -           (0.05)
  Net income (loss)                                                  $     0.78       $     (0.39)     $      2.39     $      0.90

Diluted earnings (loss) per common share:
-------------------------------------------------------------------------------------------------      ---------------------------

  Income from continuing operations before extraordinary item
     and cumulative effect of accounting change                      $     0.78       $      0.48      $      2.39     $      1.83
   Loss from discontinued operations                                          -             (0.80)           (0.02)          (0.85)
   Extraordinary item - loss on early retirement of debt                      -             (0.07)               -           (0.07)
   Cumulative effect of accounting change                                     -                 -                -            0.76
   Net income (loss)                                                 $     0.77       $     (0.38)     $      2.36     $      1.68

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                           Consolidated Balance Sheets

                                                         September 30     December 31
In thousands, except share data                               2002            2001
-------------------------------------------------------------------------------------
Assets
Current assets
-------------------------------------------------------------------------------------
Cash and cash equivalents                                 $     3,932     $   109,370
Accounts receivable-net                                       681,509         618,101
Inventories                                                   505,815         447,866
Deferred income taxes                                          63,250          63,557
Other current assets                                           21,623          40,750
Discontinued current assets                                    78,698          89,900
                                                          ---------------------------
   Total current assets                                     1,354,827       1,369,544

Noncurrent assets
-------------------------------------------------------------------------------------
Deferred income taxes                                         203,707         227,967
Prepaid pension cost                                            1,691           1,532
Intangible pension asset                                      101,915         101,915
Goodwill                                                      279,927         259,376
Other intangibles                                              36,831          37,533
Other noncurrent assets                                        61,834          62,548
Discontinued noncurrent assets                                 61,223          60,001
                                                          ---------------------------
  Total noncurrent assets                                     747,128         750,872

Property, plant and equipment
-------------------------------------------------------------------------------------
Property, plant and equipment                               2,455,902       2,332,082
Less accumulated depreciation                               1,382,851       1,296,347
                                                          ---------------------------
  Total property, plant and equipment                       1,073,051       1,035,735
                                                          ---------------------------
  Total assets                                            $ 3,175,006     $ 3,156,151
                                                          ===========================

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                      Consolidated Balance Sheets-Continued


                                                                    September 30       December 31
In thousands, except share data                                         2002               2001
--------------------------------------------------------------------------------------------------
Liabilities and Shareowners' Equity
Current liabilities
--------------------------------------------------------------------------------------------------
Notes payable                                                     $      272,057     $    148,247
Accounts payable                                                         304,980          316,050
Compensation to employees                                                 97,393           78,281
Accrued liabilities                                                      269,895          285,627
Current portion of long-term debt                                        196,751          133,586
Discontinued current liabilities                                         104,228          112,702
                                                                 ---------------------------------
  Total current liabilities                                            1,245,304        1,074,493
Noncurrent liabilities
--------------------------------------------------------------------------------------------------
Deferred income taxes                                                     54,930           25,100
Long-term debt, less current portion                                     741,942          932,065
Postretirement benefit liability                                         507,816          497,182
Accrued pension cost                                                     255,024          352,861
Other noncurrent liabilities                                             139,433          128,084
Discontinued noncurrent liabilities                                       21,817           22,678
                                                                 ---------------------------------
  Total noncurrent liabilities                                         1,720,962        1,957,970

Minority interest                                                            --           100,142

Shareowners' equity
--------------------------------------------------------------------------------------------------
Preferred stock:
Authorized--24,000,000 shares (par value $1.00)
Issued--none Common stock:
Authorized--200,000,000 shares (par value $1.25)
Issued--117,150,593 shares, including shares in treasury                 146,438          146,438
Additional paid-in capital                                               441,108          450,683
Retained earnings                                                      1,307,640        1,164,021
Cost of common stock in treasury (2002--39,109,956 shares;
 2001--40,286,575 shares)                                             (1,482,813)      (1,527,777)
Employee stock plans                                                     (14,120)         (23,522)
Accumulated other comprehensive loss                                    (189,513)        (186,297)
                                                                 ---------------------------------
  Total shareowners' equity                                              208,740           23,546
                                                                 ---------------------------------
  Total liabilities and shareowners' equity                       $    3,175,006     $  3,156,151
                                                                 =================================

                               Maytag Corporation
                      Consolidated Statements of Cash Flows

                                                                            Nine Months Ended
                                                                               September 30
                                                                      ---------------------------
In thousands                                                               2002            2001
-------------------------------------------------------------------------------------------------
Operating activities
-------------------------------------------------------------------------------------------------
Net income                                                            $   185,541     $   68,414
Adjustments to reconcile net income to
  net cash provided by continuing operating activities:
    Net loss from discontinued operations                                   1,889         66,436
    Cumulative effect of accounting change                                      -          3,727
    Extraordinary item-loss on early retirement of debt                         -          5,171
    Minority interests                                                      3,732         12,590
    Depreciation                                                          120,856        108,222
    Amortization                                                              828          7,827
    Deferred income taxes                                                  25,019        (20,135)
    Special charges, net of cash paid                                      (4,334)        (8,894)
    Changes in working capital items
     exclusive of business acquisitions:
       Accounts receivable                                                (59,501)      (152,336)
       Inventories                                                        (59,367)        13,100
       Other current assets                                                19,127         37,169
       Other current liabilities                                           17,886        122,466
    Pension assets and liabilities                                        (97,996)       (36,457)
    Postretirement benefit liability                                       10,634         10,263
    Other - net                                                            12,340          6,113
                                                                      --------------------------
    Net cash provided by continuing operating activities                  176,654        243,676

Investing activities
------------------------------------------------------------------------------------------------
Capital expenditures                                                     (156,912)      (101,977)
Investment in acquisition, less cash acquired                                   -       (313,489)
                                                                      --------------------------
    Investing activities-continuing operations                           (156,912)      (415,466)

Financing activities
------------------------------------------------------------------------------------------------
Net proceeds (repayment) of notes payable                                 123,810        136,204
Proceeds from issuance of long-term debt                                    7,181        447,647
Repayment of long-term debt                                              (133,180)      (299,300)
Stock repurchases                                                               -        (27,672)
Debt repurchase premiums                                                        -         (5,171)
Stock options exercised and other common stock transactions                25,380         (6,467)
Net put option premiums and settlements                                         -        (16,697)
Dividends on common stock                                                 (41,922)       (41,244)
Dividends on minority interests                                            (5,576)       (15,563)
Purchase of Anvil LLC member interest                                     (99,884)             -
Cash (to) from discontinued operations                                     (1,236)         4,045
                                                                      --------------------------
    Financing activities-continuing operations                           (125,427)       175,782

Effect of exchange rates on cash                                              247           (677)
                                                                      --------------------------
    Increase (decrease) in cash and cash equivalents                     (105,438)         3,315
Cash and cash equivalents at beginning of period                          109,370          6,073
                                                                      --------------------------
    Cash and cash equivalents at end of period                        $     3,932     $    9,388
                                                                      ==========================

Cash flows from discontinued operations
------------------------------------------------------------------------------------------------
Net cash (used) provided by  discontinued operating activities        $    (2,695)    $      911
Investing activities-discontinued operations                               (1,215)        (2,732)
Financing activities-discontinued operations                                1,241        (10,550)
                                                                      --------------------------
    Decrease in cash-discontinued operations                          $    (2,669)    $  (12,371)
                                                                      ==========================

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that are expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) and its components, net of related tax are as follows (in thousands):

Three months ended September 30                               2002            2001
---------------------------------------------------------------------------------------
Net income (loss)                                          $  60,789      $   (29,671)
Other comprehensive income (loss) items,
  net of income taxes
      Unrealized losses on securities                         (1,191)             (73)
      Unrealized gains on hedges                                 192                -
      Foreign currency translation                            (1,413)          (1,343)
                                                           ----------------------------
Total other comprehensive loss                                (2,412)          (1,416)
                                                           ----------------------------
      Comprehensive income (loss)                          $  58,377      $   (31,087)
                                                           ============================

Nine months ended September 30                                2002            2001
---------------------------------------------------------------------------------------
Net income                                                 $ 185,541      $    68,414
Other comprehensive income (loss) items,
  net of income taxes
      Unrealized gains (losses) on securities                 (1,874)             325
      Unrealized losses on hedges                             (1,040)               -
      Foreign currency translation                              (302)            (920)
                                                           ----------------------------
Total other comprehensive loss                                (3,216)            (595)
                                                           ----------------------------
      Comprehensive income                                 $ 182,325      $    67,819
                                                           ============================

The components of accumulated other comprehensive loss, net of related tax are as follows:

                                                       September 30         December 31
In thousands                                               2002                 2001
---------------------------------------------------------------------------------------
Minimum pension liability adjustment                   $  (178,082)         $ (178,082)
Unrealized gains (losses) on securities                       (601)              1,273
Unrealized gains (losses) on hedges                            (96)                944
Foreign currency translation                               (10,734)            (10,432)
                                                       --------------------------------
  Accumulated other comprehensive loss                 $  (189,513)         $ (186,297)
                                                       ================================


NOTE C - INVENTORIES

Inventories consisted of the following:

                                                       September 30        December 31
In thousands                                               2002               2001
---------------------------------------------------------------------------------------
Raw materials                                          $    68,778          $   62,587
Work in process                                             62,253              76,524
Finished goods                                             450,239             382,925
Supplies                                                     8,886               9,659
                                                       --------------------------------
Total FIFO cost                                            590,156             531,695
Less excess of FIFO cost over LIFO                          84,341              83,829
                                                       --------------------------------
Inventories                                            $   505,815          $  447,866
                                                       ================================

NOTE D - EARNINGS (LOSS) PER SHARE

The following table sets forth the components for computing basic and diluted earnings (loss) per share:

                                                                     Three months ended            Nine months ended
                                                                        September 30                 September 30
                                                                  -----------------------     -------------------------
In thousands except per share data                                  2002           2001           2002           2001
-----------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share-
   income from continuing operations before extraordinary
   item and cumulative effect of accounting change                $ 61,020      $  37,491     $  187,430     $  143,748
                                                                  ========      =========     ==========     ==========
Numerator for basic and diluted loss per share-
   discontinued operations                                        $   (231)     $ (61,991)    $   (1,889)    $  (66,436)
                                                                  ========      =========     ==========     ==========
Numerator for basic and diluted loss per share-
   extraordinary item-loss on early retirement of debt            $      -      $  (5,171)    $        -     $   (5,171)
                                                                  ========      =========     ==========     ==========
Numerator for basic loss per share-
   cumulative effect of accounting change                         $      -      $       -     $        -     $   (3,727)
   Adjustment for put options marked to market                           -              -              -         63,092
                                                                  --------      ---------     ----------     ----------
Numerator for diluted earnings per share-
   cumulative effect of accounting  change                        $      -      $       -     $        -     $   59,365
                                                                  ========      =========     ==========     ==========
Numerator for basic earnings (loss) per share-
   net income (loss)                                              $ 60,789      $ (29,671)    $  185,541     $   68,414
   Adjustment for put options marked to market                           -              -              -         63,092
                                                                  --------      ---------     ----------     ----------
Numerator for diluted earnings (loss) per share-
   net income (loss)                                              $ 60,789      $ (29,671)    $  185,541     $  131,506
                                                                  ========      =========     ==========     ==========
Denominator for basic earnings
per share-- weighted-average shares                                 78,014         76,544         77,599         76,297
Effect of dilutive securities:
       Stock option plans and restricted stock awards                  524            788            944            770
       Put options                                                       -              -              -          1,440
                                                                  --------      ---------     ----------     ----------
Potential dilutive common shares                                       524            788            944          2,210
                                                                  --------      ---------     ----------     ----------
Denominator for diluted earnings per
share-- adjusted weighted-average shares                            78,538         77,332         78,543         78,507
                                                                  ========      =========     ==========     ==========

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

Financial information for Maytag's reportable segments consisted of the following:

                                                        Three Months Ended           Nine Months Ended
                                                           September 30                 September 30
                                             ---------------------------------  ------------------------------
In thousands                                       2002               2001          2002               2001
------------------------------------------------------------------------------  ------------------------------
Net sales
  Home appliances                             $  1,101,269       $  1,072,674   $ 3,336,674       $  2,893,685
  Commercial appliances                             66,763             59,880       201,956            192,486
                                             ---------------------------------  -------------------------------
   Consolidated total                         $  1,168,032       $  1,132,554   $ 3,538,630       $  3,086,171
                                             =================================  ===============================
Operating income
  Home appliances                             $    112,786       $     85,249   $   359,580       $    240,466
  Commercial appliances                              5,999              2,946        14,901             10,063
                                             ---------------------------------  -------------------------------
   Total for reportable segments                   118,785             88,195       374,481            250,529
  Corporate                                        (10,060)            (8,534)      (36,735)           (29,790)
                                             ---------------------------------  -------------------------------
   Consolidated total                         $    108,725       $     79,661   $   337,746       $    220,739
                                             =================================  ===============================

The reconciliation of segment profit to consolidated income from continuing operations before income taxes, minority interests, extraordinary item and cumulative effect of accounting change consisted of the following:

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30               September 30
                                                               ----------------------------  --------------------------
In thousands                                                         2002          2001          2002            2001
-------------------------------------------------------------------------------------------  --------------------------
Total operating income for reportable segments                 $   118,785      $   88,195   $   374,481    $  250,529
Corporate                                                          (10,060)         (8,534)      (36,735)      (29,790)
Interest expense                                                   (14,559)        (18,159)      (47,644)      (46,350)
Other - net                                                         (1,711)         (2,422)         (462)       (3,857)
                                                               ----------------------------  --------------------------
  Income from continuing operations before income
  taxes, minority interests, extraordinary item and
  cumulative effect of accounting change                       $    92,455      $   59,080   $   289,640    $  170,532
                                                               ============================  ==========================

Asset information for Maytag's reportable segments consisted of the following:

                                                    September 30     December 31
In thousands                                            2002            2001
--------------------------------------------------------------------------------
Total assets
  Home appliances                                   $  2,454,166     $ 2,264,575
  Commercial appliances                                  125,236         103,034
                                                    ----------------------------
   Total for reportable segments                       2,579,402       2,367,609
  Corporate                                              455,683         638,641
  Discontinued operations                                139,921         149,901
                                                    ----------------------------
   Consolidated total                               $  3,175,006     $ 3,156,151
                                                    ============================


NOTE G--MINORITY INTEREST

In the second quarter of 2002, Maytag purchased the noncontrolling interest in Anvil Technologies LLC from an outside investor for $99.9 million. Maytag financed this purchase with commercial paper classified as notes payable on the Consolidated Balance Sheet. The loss attributable to the noncontrolling interest in the Consolidated Statements of Income consisted of the following:


                               Three Months Ended           Nine Months Ended
                                  September 30                September 30
                             -----------------------    -----------------------
  In thousands                  2002         2001          2002         2001
  --------------------------------------------------    -----------------------
  Maytag Trusts              $        -   $        -    $        -   $   (6,963)
  Anvil Technologies LLC              -       (1,873)       (3,732)      (5,627)
                             -----------------------    -----------------------
    Minority interest        $        -   $   (1,873)   $   (3,732)  $  (12,590)
                             =======================    =======================

The outside investor's noncontrolling interest in the Consolidated Balance Sheets consisted of the following:

                                                    September 30     December 31
In thousands                                            2002             2001
--------------------------------------------------------------------------------
Anvil Technologies LLC                              $          -     $   100,142
                                                    ============================


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

Maytag applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The following table discloses pro forma results for net income and earnings per share as if SFAS 142 were adopted at the beginning of the periods presented:

                                                      Three Months Ended         Nine Months Ended
                                                         September 30              September 30
                                                  ------------------------  ---------------------------
In thousands except per share data                    2002         2001         2002             2001
--------------------------------------------------------------------------  ---------------------------
Reported net income (loss)                        $  60,789     $ (29,671)  $ 185,541        $  68,414
Add back: Goodwill amortization                           -         2,485           -            7,455
                                                  -----------------------   --------------------------
Adjusted net income (loss)-basic                     60,789       (27,186)    185,541           75,869
Adjustment for put options marked to market               -             -           -           63,092
                                                  -----------------------   --------------------------
Adjusted net income (loss)-diluted                $  60,789     $ (27,186)  $ 185,541        $ 138,961
                                                  =======================   ==========================

Basic earnings per share:
   Reported net income (loss)                     $    0.78     $   (0.39)  $    2.39        $    0.90
   Goodwill amortization                                  -          0.03           -             0.10
                                                  -----------------------   --------------------------
   Adjusted net income (loss)                     $    0.78     $   (0.36)  $    2.39        $    0.99
                                                  =======================   ==========================

Diluted earnings per share:
   Reported net income (loss)                     $    0.77     $   (0.38)  $    2.36        $    1.68
   Goodwill amortization                                  -          0.03           -             0.09
                                                  ------------------------  --------------------------
   Adjusted net income (loss)                     $    0.77     $   (0.35)  $    2.36        $    1.77
                                                  =======================   ==========================

Goodwill and other intangibles consist of the following:

                                                    September 30      December 31
In thousands                                             2002             2001
-----------------------------------------------------------------------------------
Gross goodwill                                      $   400,480       $   379,929
Accumulated amortization                               (120,553)         (120,553)
                                                    -----------------------------
Net goodwill                                        $   279,927       $   259,376
                                                    =============================

Gross other intangibles--amortized
Trademarks                                          $    35,000       $    35,000
Other                                                     5,431             5,305
Accumulated amortization                                 (3,600)           (2,772)
                                                    -----------------------------
Net other intangibles                               $    36,831       $    37,533
                                                    =============================

As of September 30, 2002, Maytag had net goodwill of $265.8 million and $14.1 million reflected in its home and commercial appliances reportable segments, respectively. Estimated amortization expense for other intangibles will be approximately $1.2 million for each of the next five years. During the third quarter of 2002, Maytag finalized the valuation of Amana Appliance's net assets that were purchased August 1, 2001. As a result, $20.6 million of goodwill was recorded in the third quarter of 2002. The purchase contract contains a price adjustment mechanism, that when ultimately settled, could result in a change in this goodwill amount.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. It establishes a single accounting method for long-lived assets to be disposed of, including those that are part of discontinued operations, and broadens the presentation requirements for discontinued operations to include components of an entity disposed of rather than a segment of a business. Maytag early adopted SFAS No. 144 and, as a result, classified its 50.5 percent owned joint venture in China ("Rongshida-Maytag") and the Blodgett foodservice operations, sold in December 2001, as discontinued operations. Previously, Blodgett was included in the commercial appliances segment and the international segment consisted solely of Rongshida-Maytag. All prior periods presented have been reclassified to reflect these results.

In November 2001, the FASB's Emerging Issues Task Force (EITF) reached consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This guidance was effective for periods beginning after December 15, 2001. EITF 01-9 requires companies to classify certain sales incentive costs as a reduction of sales. These costs were previously classified in selling, general and administrative expense. Maytag applied the new rules beginning in the first quarter of 2002, and all prior periods presented have been restated, as required. There was no impact on Maytag's operating income or net income as a result of the new accounting policy.

NOTE I - RESTRUCTURING CHARGES

Maytag's reserve activity for the nine months ended September 30, 2002 related to restructuring charges consisted of the following:

         Description of           Balance                                   Balance
             reserve            December 31       Cash        Non-Cash    September 30
         (in thousands)            2001        Utilization   Utilization     2002
---------------------------------------------------------------------------------------
Severance and
  related expense                 $ 6,904      $  (4,334)     $  (2,275)    $ 295

                                 ------------------------------------------------------
   Total                          $ 6,904      $  (4,334)     $  (2,275)    $ 295
                                 ------------------------------------------------------

In October 2002, Maytag announced its intention to close a refrigeration manufacturing facility in Galesburg, Illinois by the end of 2004. In the fourth quarter of 2002, Maytag will recognize pre-tax restructuring charges of $70 to $80 million in connection with the planned closing. The total pre-tax restructuring charges are estimated to be in the range of $140 to $160 million, with the remaining expense to be recognized in 2003 and 2004. These charges include asset impairment, severance costs and moving expenses. Approximately $50 million of the total restructuring charges will be cash items, most of which will be incurred in 2004 and 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of 2002 with 2001

Maytag Corporation ("Maytag") has two reportable segments: home and commercial appliances. (See discussion and financial information about Maytag's reportable segments in "Note F - Segment Reporting" section of the Notes to Consolidated Financial Statements.)

     Maytag adopted a new accounting standard in the first quarter of 2002 that requires certain sales incentives previously recognized in selling, general and administrative expenses to be classified as a reduction of sales. EITF 01-9 states that any cash consideration provided to customers that has no identifiable benefit to Maytag other than to increase sales is required to be classified as a reduction of sales. This reclassification does not change previously reported operating income or net income from continuing operations; however, the reduction does impact the gross profit and operating income margins. The amount considered as an additional reduction of sales in accordance with this accounting standard was $135.5 million for the first nine months of 2002 compared to $103.5 million for the first nine months of 2001. Prior periods have been restated to reflect this change.

Net Sales: Consolidated net sales were $1.168 billion in the third quarter of 2002, an increase of 3 percent compared to the same period in 2001. For the first nine months of 2002, consolidated net sales were $3.539 billion, an increase of 15 percent from the same period in 2001.

     Home appliances net sales, which include major appliances, floor care products and international export sales, were 3 percent higher in the third quarter of 2002 compared to the same period in 2001. While the sales of major appliances were flat, floor care sales were higher due to the introduction of a new product category in the first quarter of 2002. The third quarter of 2001 included only two months of the Amana appliance business that was purchased on August 1, 2001. For the first nine months of 2002, net sales increased 15% reflecting the impact of the Amana acquisition and sales of the new floor care product.

     U.S. industry unit shipments of major appliances were flat in the third quarter of 2002. Maytag's unit shipments declined with the largest decreases in refrigeration and laundry. The decrease in laundry shipments was due to a delayed product launch that resulted in shipments not being made until the fourth quarter. Dishwasher unit shipments increased in the last month of the quarter due to the introduction of a new dishwasher product. In floor care, industry-wide shipments of uprights were down 4.5 percent in the third quarter of 2002. Maytag's unit shipments of uprights increased in the quarter. Maytag expects the major appliance industry to be flat for the fourth quarter compared to the prior year. As a result, Maytag expects full year industry growth of about 5 percent in 2002 compared to 2001. Maytag expects floor care industry unit growth to be up about 3 percent for the fourth quarter of 2002 compared to the same period last year. For the full year 2002, the floor care industry is expected to be down marginally.

     Commercial appliances net sales, which include vending and food service equipment, increased 11 percent in the third quarter of 2002 compared to the same period in 2001. The increase in sales is due to increased vending equipment sales. Increases in sales of glass-front venders were partially offset by decreases in traditional vender sales. For the first nine months of 2002, net sales of commercial appliances were up 5 percent primarily due to the increased glass-front vender sales. For the full year 2002, Maytag expects the vending equipment industry to be flat to slightly lower relative to 2001, but expects increased average selling prices of its vending equipment due to product mix.

Gross Profit: Consolidated gross profit as a percent of sales, excluding an $8.3 million gain on a distribution center sale recorded in cost of sales, increased to 20.2 percent in the third quarter of 2002 from 19.4 percent of sales in the same period in 2001. Consolidated gross profit as a percent of sales, excluding the gain on sale, increased to 21.6 percent for the first nine months of 2002 from 20.5 percent of sales in the same period in 2001. The increases in gross margin in the third quarter and first nine months of 2002 were due to improved product mix, lower material costs and favorable warranty performance. These increases were partially offset by higher research and development costs. Maytag's gross profit has not been directly affected by tariffs on foreign steel imports in 2002 because it purchases domestically produced steel. Gross profit as a percent of sales was lower in the third quarter compared to the second quarter of 2002 because of the impact of lower factory production levels. Gross profit as a percent of sales for the fourth quarter of 2002 is anticipated to be similar to the third quarter as Maytag continues to reduce inventory levels.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 11.6 percent of sales in the third quarter of 2002 compared to 12.3 percent of sales in the same period in 2001. Consolidated selling, general and administrative expenses were 12.3 percent of sales in the first nine months of 2002 compared to 13.3 percent of sales in the same period in 2001. These decreases as a percentage of sales were due to an increase in sales, synergies resulting from the Amana acquisition, a corporate-wide cost reduction initiative and a change in accounting standards, effective January 1, 2002, whereby goodwill and intangible assets deemed to have indefinite lives are no longer being amortized. While these assets will be subject to impairment tests to assess their valuation, there were no charges related to impairment during the third quarter or nine months ended September 30, 2002. Amortization of goodwill included in the third quarter and first nine months of 2001 was $2.5 million and $7.5 million, respectively. This reduction in selling, general and administrative expenses as a percent of sales was achieved despite incurring 13 percent more in national advertising expense in the third quarter and first nine months, respectively, as compared to last year. Selling, general and administrative expenses decreased for the third quarter of 2002 compared to the second quarter of 2002 due partially to a reversal of an accrual made for incentive compensation in the first two quarters.

Operating Income: Consolidated operating income as a percent of sales for the third quarter of 2002, excluding the gain on a distribution center sale, increased to 8.6 percent of sales compared to 7.0 percent of sales in the same period in 2001. Consolidated operating income as a percent of sales for the first nine months of 2002, excluding the gain on sale, increased to 9.3 percent of sales compared to 7.2 percent of sales in the same period in 2001. The increases in operating margin were due to an increase in gross margin as a percent of sales and decreased selling, general and administrative expenses as a percent of sales, as discussed above. For the third quarter and first nine months of 2002 compared to the same periods in 2001, excluding the gain on sale, operating income was 26 percent and 49 percent higher, respectively, primarily due to cost synergies resulting from the Amana acquisition and cost reduction initiatives.

     Home appliances operating margin for the third quarter of 2002, excluding the gain on sale, was 9.5 percent of sales compared to 7.9 percent of sales in the same period in 2001. Operating margin for the first nine months of 2002 was
10.5 percent of sales compared to 8.3 percent of sales in the same period in 2001. The increases in operating margin were due to an increase in gross margin as a percent of sales and decreased selling, general and administrative expenses as a percent of sales discussed above. Home appliances operating income, excluding the gain on sale, increased 23 percent in the third quarter of 2002 compared to 2001. Operating income, excluding the gain on sale, increased 46 percent in the first nine months of 2002 compared to 2001. The increases in operating income for the third quarter and first nine months of 2002 were due to cost synergies resulting from the Amana acquisition and cost reduction initiatives.

     Commercial appliances operating margin for the third quarter of 2002 was
9.0 percent of sales compared to 4.9 percent of sales in the same period in 2001. Operating margin for the first nine months of 2002 was 7.4 percent of sales compared to 5.2 percent of sales in the same period in 2001. The increase in operating margin for the third quarter and first nine months was primarily due to increased sales and improved gross margin and reduced selling, general and administrative expenses as a percent of sales. Commercial appliances operating income increased 104 percent in the third quarter of 2002 compared to the same period in 2001. Operating income increased 48 percent in the first nine months of 2002 compared to the same period in 2001. The increases in operating income for the third quarter and first nine months of 2002 were due to the factors discussed above.

     Corporate operating expenses for the third quarter and first nine months of 2002 compared to the same periods in 2001 were 18 percent and 23 percent higher, respectively. The third quarter increase was primarily due to higher charitable contribution expense. The increase for the first nine months was primarily due to increases in incentive compensation resulting from higher earnings and charitable contribution expense.

Interest Expense: Interest expense for the third quarter of 2002 was 20 percent lower than for the same period in the prior year. The decrease was due to the on-going reduction of debt as well as lower average interest rates. Interest expense for the first nine months of 2002 was 3 percent higher than for the same period in the prior year. The increase was primarily due to the additional debt issued in 2001 for the acquisition of Amana, partially offset by lower average interest rates.

Income Taxes: The effective tax rate for the third quarter of 2002 was 34 percent compared to an effective tax rate for the same period in 2001 of 33.4 percent. The effective tax rate for the first nine months of 2002 was 34 percent compared to an effective tax rate for the same period in 2001 of 33 percent, excluding a one-time tax benefit of $42 million. The effective tax rate has increased for the third quarter and first nine months of 2002 due to the retirement of the Maytag Capital Trusts in 2001 and the second quarter 2002 purchase of the noncontrolling interest in Anvil Technologies LLC from an outside investor (For further discussion of both, see "Minority Interest" in this Management's Discussion and Analysis below). The financing costs associated with the Maytag Capital Trusts and the noncontrolling interest in Anvil Technologies LLC were reflected as minority interests with the tax benefit recognized as a component of tax expense. These minority interests have been retired and refinanced with borrowings for which interest expense has reduced income before tax and minority interests. Therefore, tax expense is unaffected by the retirement of these instruments and this increases the effective tax rate.

The increased rate also was due to increased income in 2002 that caused tax credits to have less of an impact on lowering the effective tax rate. The effect of these items on the effective tax rate was partially offset by the elimination of goodwill amortization in 2002 that is nondeductible for income taxes.

Minority Interest: Minority interest was down $1.9 million and $8.9 million from the third quarter and first nine months of 2001, respectively. The third quarter decrease was due to Maytag purchasing the noncontrolling interest in Anvil Technologies LLC from an outside investor in June 2002. The nine month decrease was due to the retirement of the Maytag Trusts during the third quarter of 2001 and the purchase of the noncontrolling interest in Anvil.

Discontinued Operations: Maytag completed the sale of its Blodgett foodservice operations in December 2001 and continues efforts to dispose of its interest in the 50.5 percent owned joint venture in China ("Rongshida-Maytag"). The operations of Rongshida-Maytag have been reflected as discontinued operations, and prior year financial statements have been restated to reflect Blodgett and Rongshida-Maytag as discontinued operations.

Net Income: The following tables summarize the impact of special items that includes the one-time tax benefit, gain on sale of a distribution center, cumulative effect of accounting change, extraordinary item and discontinued operations on reported net income and diluted earnings per share. Net income excluding special items for the third quarter of 2002 increased 48 percent to $55.6 million from $37.5 million in the third quarter of 2001. Net income excluding special items for the first nine months of 2002 increased 79 percent to $182 million from $101.7 million in the first nine months of 2001. The increases were primarily due to the increase in operating income described above. The increases in diluted earnings per share excluding special charges in the third quarter and first nine months of 2002 compared to the same periods in 2001 were due primarily to the increase in net income as average diluted shares outstanding remain comparable.

                                                                 Three months ended         Nine months ended
                                                                    September 30,              September 30,
                                                               ----------------------     ---------------------
Net income (in millions)                                         2002          2001         2002         2001
-------------------------------------------------------------------------------------     ---------------------
Net income excluding discontinued operations, tax
benefit, gain on sale of distribution center,
extraordinary item and cumulative effect of
accounting change                                              $   55.6      $   37.5     $  182.0     $  101.7
Discontinued operations                                            (0.2)        (62.0)        (1.9)       (66.4)
Tax benefit                                                           -             -            -         42.0
Gain on sale of distribution center, net of tax                     5.4             -          5.4            -
Extraordinary item                                                               (5.2)                     (5.2)
Cumulative effect of accounting change                                -             -            -         (3.7)
                                                               --------      --------     --------     --------
Reported                                                       $   60.8      $  (29.7)    $  185.5     $   68.4
                                                               ========      ========     ========     ========

                                                                 Three months ended         Nine months ended
                                                                    September 30,              September 30,
                                                               ----------------------     ---------------------
Diluted earnings per common share                                2002          2001         2002         2001
-------------------------------------------------------------------------------------     ---------------------
Net income excluding discontinued operations, tax
benefit, gain on sale of distribution center,
extraordinary item and cumulative effect of
accounting change                                              $   0.71      $   0.48     $   2.32     $   1.30
Discontinued operations                                               -         (0.80)       (0.02)       (0.85)
Tax benefit                                                           -             -            -         0.53
Gain on sale of distribution center, net of tax                    0.07             -         0.07            -
Extraordinary item                                                                  -            -        (0.07)
Cumulative effect of accounting change                                -         (0.07)           -         0.76
                                                               --------      --------     --------     --------
Reported                                                       $   0.77      $  (0.38)    $   2.36     $   1.68
                                                               ========      ========     ========     ========

Pension and Postretirement

For full year 2002, combined pension and postretirement medical expenses are expected to be approximately $105 million. While Maytag is finalizing its actuarial assumptions for 2003, it expects combined pension and postretirement medical expenses to increase to approximately $152 million in 2003. This increase is driven primarily by actuarial assumptions, including lower discount rates, lower expected rate of return assumptions and higher health care inflation rate assumptions. In addition, lower than expected returns on pension fund assets due to a smaller invested asset base as well as increases in service costs are contributing to the increased expense. Maytag expects to contribute approximately $160 million to the pension plan in 2003, compared to $135 million in 2002, and expects its benefit payments for postretirement medical expenses to remain at the same level or be slightly higher than the full year 2002 estimate of $40 million. Maytag is in the process of finalizing its pension plan actuarial valuation but expects a decline in the market value of the pension fund assets as well as higher obligations associated with a lower discount rate to result in an additional liability of approximately $250 million with an amount charged to equity of approximately $180 million, net of tax

(approximately $272 million before tax) in the fourth quarter of 2002. The accumulated balance within equity related to the underfunded status of the plan is expected to be approximately $357 million, net of tax (approximately $550 million before tax) as of December 31, 2002.

Projections for 2003

Maytag expects U.S. industry shipments of major appliances for the full year 2003 to be up 2 percent over 2002 and expects floor care industry unit growth of approximately 3 percent in 2003. Maytag expects the vending equipment industry to be down 5 to 6 percent in 2003 compared to 2002. Maytag projects an increase in combined pension and postretirement medical expense for 2003 as discussed above and expects the cost of purchasing steel will increase in 2003 because of a supply and demand imbalance and tariffs. Maytag has plans in place to generate targeted cost savings in various areas that are expected to fully offset these increased expenses. As a result, Maytag estimates income from continuing operations, excluding restructuring charges, will be between $3.10 and $3.20 per share.

Liquidity and Capital Resources

Maytag's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag's cash flows is presented in the Consolidated Statements of Cash Flows.

Net Cash Provided by Operating Activities: Cash flow provided by operating activities consists primarily of net income adjusted for certain non-cash items, changes in working capital items, changes in pension assets and liabilities and postretirement medical benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consist primarily of accounts receivable, inventories, other current assets and other current liabilities.

     Net cash provided by continuing operations for the first nine months of 2002 was $177 million, a decrease of $67 million from the prior year. This was primarily due to $135 million of voluntary pension contributions in 2002 compared with $65 million in contributions in the first nine months of the prior year. The accounts receivable balance at September 30, 2002 was higher than the balance at June 30, 2002 due to strong sales in September. Maytag's inventory levels are expected to continue decreasing in the fourth quarter. Therefore, Maytag expects changes in working capital to positively impact cash from continuing operations in the fourth quarter.

     A portion of Maytag's accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag's ongoing operations. Maytag continues to sell products to a major retailer that has filed for reorganization under bankruptcy laws. The accounts receivable balance with this retailer is less than 4% of Maytag's net accounts receivable at September 30, 2002.

Total Investing Activities: Maytag's capital expenditures represent continual investments in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements and similar items.

     Capital expenditures in the first nine months of 2002 were $157 million compared to $102 million in 2001. Maytag plans to invest approximately $225 million in capital expenditures in 2002.

Total Financing Activities: Dividend payments on Maytag's common stock in the first nine months of 2002 and 2001 were $42 million and $41 million, respectively, or $0.54 per share for both periods.

     Funding requirements for investing and financing activities in excess of cash on hand and cash flow from operations are supplemented by borrowings. Maytag's commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire May 1, 2003 and May 3, 2004. Maytag had $272 million of commercial paper outstanding as of September 30, 2002 that is classified in notes payable on the balance sheet. The credit agreements include financial covenants with respect to interest coverage and leverage that Maytag was in compliance with as of September 30, 2002. Maytag expects to be in compliance with these financial covenants throughout 2002. The existence of an event of default under the credit agreement would adversely impact Maytag's ability to borrow through the sale of commercial paper. Maytag has a shelf registration statement with the Securities and Exchange Commission providing the ability to issue publicly a remaining aggregate of $300 million of medium-term notes as of September 30, 2002.

     In the second quarter of 2002, Maytag purchased the noncontrolling interest in Anvil Technologies LLC from an outside investor for $99.9 million. Maytag financed this purchase with commercial paper.

     Including the purchase of the minority interest in Anvil, Maytag has reduced financing obligations by $102 million in the first nine months of 2002. For the full year 2002, Maytag expects to reduce financing obligations by $200 million.

Shareowners' Equity

Maytag shareowner's equity has decreased over the last several years due to the share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994 to $1.5 billion at December 31, 2001. Maytag has also made a pension adjustment that reduced equity in 2001 and expects a further pension adjustment to decrease equity in the fourth quarter of 2002 (for further discussion see "Pension and Postretirement" in this Management's Discussion & Analysis above). Fourth quarter restructuring charges associated with Maytag's announcement of a closing of a refrigeration manufacturing facility (for further discussion see "Fourth Quarter Restructuring Charges" in this Management's Discussion & Analysis below) will decrease equity as well. Management does not believe that the level of equity poses a risk to Maytag because it is not subject to any debt covenants in its debt instruments that relate to equity or any debt-to-asset ratios. Maytag has consistently generated positive net income and significant cash flows from operations over the last several years.

Fourth Quarter Restructuring Charges

In October 2002, Maytag announced its intention to close a refrigeration manufacturing facility in Galesburg, Illinois by the end of 2004. In the fourth quarter of 2002, the Company will recognize pre-tax restructuring charges of $70 to $80 million in connection with the planned closing. The total pre-tax restructuring charges are estimated to be in the range of $140 to $160 million, with the remaining expense to be recognized in 2003 and 2004. These charges include asset impairment, severance costs and moving expenses. Annual cost savings of approximately $35 to $40 million are expected when the plan is fully implemented. Approximately $50 million of the total restructuring charges will be cash items, most of which will be incurred in 2004 and 2005.

Market Risks

Maytag is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. To manage certain foreign exchange exposures, foreign currency forward contracts are utilized. Portions of the anticipated foreign currency denominated export sales transactions, which are denominated primarily in Canadian dollars, are hedged.

     There is also an exposure to commodity price risk related to the purchase of selected commodities used in the manufacture of products. To reduce the effect of changing raw material prices for selected commodities, commodity swap agreements are used to hedge a portion of anticipated raw material purchases on selected commodities.

     Maytag also is exposed to interest rate risk in its debt portfolio and thus uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount.

     There have been no material changes in the reported market risks of the Company's since December 31, 2001. See further discussion of these market risks and related financial instruments in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2001.

Contingencies

Maytag has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. The Company's legal department estimates the costs to settle pending litigation, including legal expenses, based on its experience involving similar cases, specific facts known, and, if applicable based on judgments of outside counsel. Maytag believes the outcome of these matters will not have a materially adverse effect on its consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

This Management's Discussion and Analysis contains statements that are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expect(s)," "intend(s)," "may impact," "plan(s)," "should" or similar terms. Maytag or its representatives may also make similar forward-looking statements from time to time orally or in writing. Maytag cautions the reader that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which Maytag competes, including changes in economic conditions in the geographic areas where Maytag's operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business or inability to collect accounts receivable from a major national retailer; the cost and availability of raw materials and purchased components, including the impact of tariffs, the timing and progress with which Maytag can continue to achieve further cost reductions and savings from its SG&A and restructuring initiatives; union labor relationships; progress on capital projects; the impact of business acquisitions or dispositions; the ability of Maytag to integrate the operations from acquisitions into its operations; the costs of complying with governmental regulations; litigation, product warranty claims, energy supply, pricing, or supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world.

These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. Maytag operates in a continually changing business environment and new facts emerge from time to time. Maytag cannot predict such factors nor can it assess the impact, if any, of such factors on Maytag's financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. Maytag disclaims any responsibility to update any forward-looking statement provided in this document.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of the filing of this report, Maytag carried out an evaluation, under the supervision and with the participation of Maytag's management, including Maytag's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Maytag's disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Maytag's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Maytag's periodic SEC filings relating to Maytag (including its consolidated subsidiaries).

There were no significant changes in Maytag's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit     Description

     99.1        Certification by Ralph F. Hake, Chief Executive Officer
     99.2        Certification by Steve H. Wood, Chief Financial Officer

(b)  Reports on Form 8-K

     On August 9, 2002, a Form 8-K was filed related to the filing of a "Statement Under Oath Of Principal Executive Officer/Principal Financial Officer Of Maytag Corporation Regarding Facts And Circumstances Relating To Exchange Act Filings" with the Securities and Exchange Commission ("SEC") as required by Order 4-460 issued by the SEC on June 27, 2002. Copies of these statements were filed as exhibits to the filing.

                               MAYTAG CORPORATION
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MAYTAG CORPORATION

Date: November 13, 2002                             /s/ Steven H. Wood
      -----------------                             -------------------
                                                    Steven H. Wood
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)

     CERTIFICATION REQUIRED BY RULE 13a-14 OR RULE 15d-14 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

I, Ralph F. Hake, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maytag Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Ralph F. Hake
----------------

Ralph F. Hake
Chairman and Chief Executive Officer

     CERTIFICATION REQUIRED BY RULE 13a-14 OR RULE 15d-14 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

I, Steven H.Wood, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maytag Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Steven H. Wood
-----------------
Steven H. Wood
Executive Vice President and Chief Financial Officer