Form 10-K
period 2002-12-31
MAYTAG CORP
filed 2003-03-14
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2002

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 1-655

MAYTAG CORPORATION

A Delaware Corporation	I.R.S. Employer Identification No. 42-0401785

403 West Fourth Street North, Newton, Iowa 50208

Registrant’s telephone number, including area code: 641-792-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.25 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
7.875% Public Income Notes	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act  Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on March 10, 2003 was $1,756,537,428. The number of shares outstanding of the registrant’s common stock (par value $1.25) as of the close of business on March 10, 2003 was 78,277,069.

DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, portions of the registrant’s proxy statement for its annual meeting of shareholders to be held May 8, 2003 have been incorporated by reference.

MAYTAG CORPORATION

2002 ANNUAL REPORT ON FORM 10-K CONTENTS

PART I

Item 1.     Business.

Maytag is a leading producer of home and commercial appliances. Its products are sold to customers throughout North America and in international markets. Maytag was organized as a Delaware corporation in 1925.

Maytag is among the top three major appliance companies in the North American market, offering consumers a full line of washers, dryers, dishwashers, refrigerators and ranges distributed through large and small retailers across the U.S. and Canada. Maytag also has a significant presence in the commercial laundry market. Maytag’s Hoover brand is the market leader in North America floor care products.

Maytag owns Dixie-Narco, one of the original brand names in the vending machine industry and today the leading manufacturer of soft drink can and bottle vending machines in the United States. Dixie-Narco venders are sold primarily to major soft drink bottlers such as Coca-Cola and Pepsico.

In commercial cooking appliances, Maytag owns Jade Range, a leading manufacturer of premium-priced commercial ranges under the Jade brand and commercial-style ranges for the residential market under the Dynasty brand.

Maytag makes significant annual capital investments that have led directly to demonstrable and superior product innovations in its strongest brands. Superior product performance reinforces brand positioning; product and brand positioning drive average pricing and distribution.

The Company operates in two business segments: home appliances and commercial appliances. Sales to Sears, Roebuck and Co. represented 13%, 12% and 12% of consolidated net sales in 2002, 2001 and 2000, respectively. Financial and other information relating to these reportable business segments is included in Part II, Items 7 and 8.

Home Appliances

The home appliances segment represented 94.8 percent of consolidated net sales in 2002.

The operations of the Company’s home appliances segment manufacture laundry products, dishwashers, refrigerators, cooking appliances and floor care products. These products are primarily sold to major national retailers and independent retail dealers in North America and targeted international markets. These products are sold primarily under the Maytag, Amana, Hoover, Jenn-Air and Magic Chef brand names. Included in this segment is Maytag International, Inc., the Company’s international marketing subsidiary that administers the sale of home appliances and licensing of certain home appliance brands in markets outside the United States.

A portion of the Company’s operations and sales is outside the United States. The risks involved in foreign operations vary from country to country and include tariffs, trade restrictions, changes in currency values, economic conditions and international relations.

The Company uses basic raw materials such as steel, copper, aluminum, rubber and plastic in its manufacturing processes in addition to purchased motors, compressors, timers, valves and other components. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The Company holds a number of patents that are important in the manufacture of its products. The Company also holds a number of trademark registrations of which the most important are ADMIRAL, AMANA, HOOVER, JENN-AIR, MAGIC CHEF, MAYTAG, and the associated corporate symbols.

The Company’s home appliance business is generally not considered seasonal.

A portion of the Company’s accounts receivable is concentrated among major retailers. A significant loss of business with any of these national retailers could have an adverse impact on the Company’s ongoing operations.

The dollar amount of backlog orders of the Company is not considered significant for home appliances in relation to the total annual dollar volume of sales. Because it is the Company’s practice to maintain a level of inventory sufficient to cover anticipated shipments and since orders are generally shipped upon receipt, a large backlog would be unusual.

The home appliances market is highly competitive with the two principal major appliances competitors being larger than the Company. The Company is focused on growth through product innovation that supports superior product performance in the Company’s premium brands. The Company uses brand image, product quality, customer service, advertising and warranty as competitive tools.

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8. Most of the research and development expenditures relate to the home appliances segment.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment have not had a significant effect on capital expenditures, earnings or the Company’s competitive position.

The Company has been identified as one of a group of potentially responsible parties by state and federal environmental protection agencies in remedial activities related to various “superfund” sites in the United States. The Company presently does not anticipate any significant adverse effect upon its earnings or financial condition arising from resolution of these matters. Additional information regarding environmental remediation is included in Part II, Item 8.

The Company is subject to changes in government mandated energy and environmental standards regarding appliances that may become effective over the next several years. The Company is in compliance with existing standards where it does business. As any new standards that effect the entire appliance industry become effective, the Company intends to be in compliance with the new standards where it does business.

The number of employees of the Company in the home appliances segment as of December 31, 2002 and 2001 were 19,378 and 20,288, respectively. Approximately 44 percent and 43 percent of these employees were covered by collective bargaining agreements as of December 31, 2002 and 2001, respectively.

Commercial Appliances

The commercial appliances segment represented 5.2 percent of consolidated net sales in 2002.

The operations of the Company’s commercial appliances segment manufacture commercial cooking under the Jade and Dynasty brand names and vending equipment under the Dixie Narco Brand name. These products are primarily sold to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets.

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

Within the commercial appliances segment, the Company’s vending equipment sales are dependent upon a few major soft drink suppliers. Therefore, the loss of one or more of these customers could have a significant adverse effect on the commercial appliances segment.

The dollar amount of backlog orders of the Company is not considered significant for commercial appliances in relation to the total annual dollar volume of sales. Because it is the Company’s practice to maintain a level of inventory sufficient to cover shipments and since orders are generally shipped upon receipt, a large backlog would be unusual.

The Company uses brand image, product quality, product innovation, customer service, warranty and price as competitive tools.

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment have not had a significant effect on capital expenditures, earnings or the Company’s competitive position.

The number of employees of the Company in the commercial appliances segment as of December 31, 2002 and 2001 were 1,265 and 1,293, respectively.

Available Information

The Company maintains an Internet website at www.maytagcorp.com where its Annual Report on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available, without charge, as reasonably practicable following the time they are filed with or furnished to the SEC.

Item 2.     Properties.

The Company’s corporate headquarters are located in Newton, Iowa. Major offices and manufacturing facilities in the United States related to the home appliances segment are located in: Newton, Iowa; Galesburg, Illinois; Cleveland, Tennessee; Jackson, Tennessee; Milan, Tennessee; Herrin, Illinois; Amana, Iowa; Florence, South Carolina; Searcy, Arkansas; North Canton, Ohio; and El Paso, Texas. The Company also has facilities that are located in Reynosa, Mexico and Juarez, Mexico. The Company has announced its plan to close the facility located in Galesburg, Illinois by the end of 2004.

Major offices and manufacturing facilities in the United States related to the commercial appliances segment are located in Williston, South Carolina and Commerce, California.

The facilities for the home appliances and commerical appliances segments are well maintained, suitably equipped and in good operating condition. The facilities had sufficient capacity to meet production needs in 2002, and the Company expects that such capacity will be adequate for planned production in 2003. The Company’s major capital projects and planned capital expenditures for 2003 are described in Part II, Item 7.

The Company also owns or leases sales offices and warehouses in many large metropolitan areas throughout the United States and Canada. Lease commitments are included in Part II, Item 8.

Item 3.     Legal Proceedings.

The Company is involved in contractual disputes, environmental, administrative and legal proceedings and investigations of various types. Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, will not have a significant adverse effect on its consolidated financial position. The Company’s contingent liabilities are discussed in Part II, Item 8.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2002 through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Office Held	First Became an Officer	Age
Ralph F. Hake	Chairman and Chief Executive Officer	2001	54
William L. Beer	President, Maytag Appliances	1993	50
R. Craig Breese	President, Maytag International	2001	50
Thomas A. Briatico	President, Dixie-Narco, Inc.	1985	55
Steven J. Klyn	Vice President and Treasurer	2000	37
Mark W. Krivoruchka	Senior Vice President Human Resources	2002	48
Karen J. Lynn	Vice President Communications	2002	46
Keith G. Minton	President, The Hoover Company	1989	55
Ernest Park	Senior Vice President and Chief Information Officer	2000	49
Thomas J. Piersa	Vice President Global Procurement	2000	51
Roy A. Rumbough, Jr.	Vice President and Corporate Controller	2002	47
Roger K. Scholten	Senior Vice President and General Counsel	2000	48
Steven H. Wood	Executive Vice President and Chief Financial Officer	1992	45

Each of the executive officers has served the Company in various executive or administrative positions for at least the last five years except for:

Name	Company / Position	Period

Ralph F. Hake	Fluor Corporation, an engineering, procurement, construction, maintenance and business services company Executive Vice President and Chief Financial Officer	1999–2001

	Whirlpool Corporation, a manufacturer of home appliances Various Positions ending as Senior Executive Vice President and Chief Financial Officer	1987–1999

R. Craig Breese	Viskase Corporation, a manufacturer of products used by the meat and poultry industry Various Positions ending as Executive Vice President	1990–2001

Mark W. Krivoruchka	MK Strategic Resources, Inc., a consulting firm specializing in strategic business initiatives President	1997–2002

Karen J. Lynn	ConAgra Foods, a food processing company Director Communications ending as Vice President Communications	2000–2002

	Quaker Oats, a food and beverage company Senior Manager Strategic Communications	1997–2000

Ernest Park	Honeywell Global Business Services, a diversified technology and manufacturing company Vice President and Chief Information Officer	1999–2000

	Allied Signal Business Services, a diversified technology and manufacturing company Vice President and Chief Information Officer	1996–1999

Thomas J. Piersa	York International Corporation, a manufacturer of heating, ventilating, air conditioning and refrigeration equipment Vice President Worldwide Supply Chain Management	1998–2000

	Eastman Kodak Co, a manufacturer and marketer of imaging products and services Various Positions ending as Manager Worldwide Strategic Sourcing	1978–1998

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

	Sale Price of Common Shares				Dividends Per Share
	2002		2001
	High	Low	High	Low	2002	2001
First quarter	$45.75	$29.83	$37.40	$30.50	$0.18	$0.18
Second quarter	47.94	41.25	36.00	29.07	0.18	0.18
Third quarter	42.87	22.20	34.00	22.25	0.18	0.18
Fourth quarter	31.78	18.84	31.79	24.00	0.18	0.18

The principal U.S. market the Company’s common stock is traded on is the New York Stock Exchange under the symbol MYG. As of March 10, 2003, the Company had 25,605 shareowners of record.

Item 6.     Selected Financial Data

	2002(1)	2001(2)	2000(3)	1999(4)	1998
	Dollars in thousands, except per share data
Net sales	$4,666,031	$4,185,051	$3,891,500	$3,948,060	$3,706,191
Gross profit	1,004,602	864,842	985,481	1,077,320	1,011,096
Percent of sales	21.5%	20.7%	25.3%	27.3%	27.3%
Operating income	$359,495	$289,152	$439,715	$572,488	$510,549
Percent of sales	7.7%	6.9%	11.3%	14.5%	13.8%
Income from continuing operations	$191,401	$167,538	$216,367	$328,582	$281,938
Percent of sales	4.1%	4.0%	5.6%	8.3%	7.6%
Basic earnings per share-continuing operations	$2.46	$2.19	$2.78	$3.80	$3.07
Diluted earnings per share-continuing operations	2.44	2.13	2.63	3.66	3.00
Dividends paid per share	0.72	0.72	0.72	0.72	0.68
Basic weighted-average shares outstanding	77,735	76,419	77,860	86,443	91,941
Diluted weighted-average shares outstanding	78,504	78,565	82,425	89,731	93,973
Depreciation of property, plant and equipment	$162,600	$148,370	$133,840	$122,254	$126,510
Capital expenditures	229,764	145,569	152,598	134,597	134,277
Total assets	3,104,249	3,131,051	2,647,461	2,614,135	2,567,425
Long-term debt, less current portion	738,767	932,065	444,652	333,743	439,842

Note: Net sales and gross profit for the years 1998 through 2001 have been restated to reflect the adoption of Emerging Issues Task Force 01-9 which requires companies to classify certain sales incentive costs as a reduction of sales. These costs were previously classified in selling, general and administrative expense. There was no impact on Maytag’s operating income or net income as a result of the new accounting policy.

(1)

An $8.3 million gain on the sale of a distribution center is included in gross profit and operating income. Operating income also includes a $67.1 million special charge associated with the closing of Maytag’s refrigeration plant located in Galesburg, Illinois. The after-tax gain on the distribution center of $5.5 million and the after-tax special charge associated with the refrigeration plant closing of $44.3 million are both included in income from continuing operations. Application of the nonamortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001 resulted in an increase in operating income and income from continuing operations of approximately

$10 million for the year 2002. 2002 includes a full year of net sales from Amana that was acquired effective August 1, 2001. Maytag integrated Amana activities within its existing appliance organization during 2002, and Amana’s 2002 net sales are not distinguishable.

(2)	2001 includes the net sales of Amana of $294.8 million that was acquired effective August 1, 2001. Operating income includes $9.8 million in special charges associated with a salaried workforce reduction. The after-tax special charges of $6.2 million are included in income from continuing operations. Income from continuing operations also includes a $7.2 million charge for loss on securities and a one-time tax credit of $42 million.
(3)	Operating income includes $39.9 million in special charges associated with terminated product initiatives, asset write-downs and severance costs related to management changes. The after-tax special charges of $25.3 million are included in income from continuing operations. Income from continuing operations also includes a $17.6 million ($11.2 million after-tax) charge for loss on securities.
(4)	Net sales include $20 million of sales from the Company’s acquisition of Jade, a manufacturer of commercial and residential ranges, in the first quarter of 1999.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The following accounting policies and practices are those that management believes are most important to the portrayal of Maytag’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts: Maytag determines its allowance for doubtful accounts by utilizing various methodologies. Bad debt reserves are established based on an aging of accounts receivables ranging from 0.05 percent of the face amount of the account receivable for current amounts up to 90 percent for accounts in bankruptcy. These percentages are based on historical experience. Where Maytag is aware of a customer’s inability to meet its financial obligations, it specifically reserves for the potential bad debt to reduce the receivable to the amount it reasonably believes will be collected. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), estimates of the recoverability of amounts due could be revised by a material amount.

Pensions: Maytag provides noncontributory defined benefit pensions for most of its employees. Plans covering salaried, management and some nonunion hourly employees generally provide pension benefits that are based on employee’s earnings and credited service. Plans covering union hourly and other nonunion hourly employees generally provide benefits of stated amounts for each year of service. Maytag’s funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974 (ERISA), plus any additional amounts that Maytag may determine to be appropriate. Maytag accounts for its defined benefit pension plans in accordance with Financial Accounting Standards Board (FASB) Statement No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established on the Consolidated Balance Sheets representing the amount of unfunded accrued pension cost. The unfunded accrued pension cost is the difference between the accumulated benefit obligation and the fair value of the plan assets. As allowed by FASB Statement No. 87, the Company uses September 30 as a measurement date to compute the minimum pension liability.

To account for its defined benefit plans in accordance with FASB Statement No. 87, Maytag must make three principal assumptions as of the measurement date: First, it must determine the discount rate to be used to compute the present value of the accumulated benefit obligation and projected benefit obligation for the end of the current year and to determine net periodic pension cost for the subsequent year. For guidance in determining the discount rate, Maytag looks at rates of return on high-quality fixed-income investments. At December 31, 2002, the rate utilized was 7 percent compared to 7.5 percent and 7.75 percent used for 2001 and 2000.

Second, Maytag must determine rates of increase in compensation levels to be used in the calculation of the projected benefit obligation for the end of the current year and to determine net periodic pension cost for the subsequent year. At December 31, 2002, this rate for salaried employees was 4.25 percent compared to 4.75 percent and 5.25 percent for 2001 and 2000. At December 31, 2002, the rate for non-union hourly employees was 3 percent compared to 3.25 percent and 3.75 percent for 2001 and 2000. Any changes in assumptions that affect the projected benefit obligation are deferred to unrecognized actuarial gains and losses. The amortization of unrecognized actuarial gains and losses is recognized when the cumulative total is outside of a corridor that is defined by FASB Statement No. 87 as the greater of 10 percent of the projected benefit obligation or 10 percent of the market value of plan assets.

Third, as another component of net periodic pension cost, Maytag must determine the expected return on plan assets. In order to reduce volatility in the calculation of pension cost, FASB Statement No. 87 requires the utilization of an expected rate of return on plan assets. The difference between the actual return on plan assets and the expected return is included with other unrecognized actuarial gains and losses. At December 31, 2002, Maytag has reduced the assumption for the expected rate of return to 8.75 percent for determining 2003 net periodic pension cost as compared to 9 percent and 9.5 percent for 2001 and 2000, respectively. The expected rate of return is based on historical rates of return over the long term.

At December 31, 2002, Maytag’s accrued pension cost was $489 million, an increase from $353 million at the end of 2001. The increased accrued pension cost was due to an increase in the minimum liability requirement. The minimum liability requirement increased due to a higher accumulated benefit obligation and the lower value of plan assets at September 30, 2002 as compared to September 30, 2001. The accumulated benefit obligation increased based on one year of additional pension benefit accrual and the assumption of a lower discount rate used to calculate the liability. The fair value of plan assets decreased by $27 million as losses on plans assets and benefit payments exceeded employer contributions. An additional contribution of $55 million, subsequent to the September 30, 2002 measurement date, reduced the accrued pension cost on the December 31, 2002 Consolidated Balance Sheet from the $544 million amount required by the minimum liability calculation as of the September 30, 2002 measurement date.

Net periodic pension cost increased to $79 million in 2002 from $42 million in 2001. The primary reason for this increase is attributable to a $26 million curtailment charge associated with the announced 2004 closing of a manufacturing plant (for further discussion see “Restructuring Charges” in this Management’s Discussion and Analysis). Net periodic pension cost also increased due to increases in service and interest cost as well as higher amortization of unrecognized actuarial losses. Maytag expects net periodic pension cost, excluding the $26 million curtailment charge in 2002, to increase $13 million in 2003 to $66 million due to a lower expected return on plan assets and a lower discount rate used to value the projected benefit obligation, partially offset by the decrease in expected rates of increase in compensation levels, as described above.

Lowering the expected rate of return on plan assets by 0.25 percent would have increased net periodic pension cost for 2002 by approximately $3 million. Lowering the discount rate by 0.25 percent would have increased net periodic pension cost for 2002 by approximately $4 million. Increasing the rate of increase in compensation levels by 0.25 percent would have increased net periodic pension cost for 2002 by approximately $1 million.

Pension contributions increased to $193 million in 2002 from $68 million in 2001. Maytag has no minimum funding requirements in 2003, based on ERISA requirements. However, the Company intends to contribute $135 million in 2003.

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

Maytag accounts for its postretirement benefits in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires that the postretirement liability be reflected in the Consolidated Balance Sheets and the postretirement cost be recognized in the Consolidated Statements of Income as determined on an actuarial basis. The Company uses a September 30 measurement date to compute the postretirement liability.

To account for postretirement benefits in accordance with FASB Statement No. 106, Maytag must make two main assumptions at the measurement date: First, it must determine the discount rate used to compute the present value of the accumulated postretirement benefit obligation for the end of the current year and the net periodic postretirement cost for the subsequent year. For guidance in determining the discount rate, Maytag looks at rates of return on high-quality fixed income investments. At December 31, 2002, Maytag determined this rate to be 7 percent compared to 7.5 percent and 7.75 percent used for 2001 and 2000, respectively.

Second, Maytag must determine the expected health care cost trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and net periodic postretirement cost for the subsequent year. At December 31, 2002, due to increasing medical costs, Maytag increased this initial health care cost trend rate from 7 percent to 12 percent. The expected health care cost trend rate decreases gradually to 5 percent in 2007 and thereafter.

At December 31, 2002, Maytag’s postretirement benefit liability was $518 million, an increase from $497 million at the end of 2001. For the year ended December 31, 2002, Maytag incurred a net periodic postretirement cost of $61 million, an increase from $46 million in 2001. The increase was due in part to an $8 million curtailment charge associated with the announced closing of a manufacturing plant (for further discussion see “Restructuring Charges” in this Management’s Discussion and Analysis). Maytag currently expects that net periodic postretirement cost for 2003, excluding the $8 million curtailment charge in 2002, will increase $19 million to approximately $71 million due to the lower discount rate used to estimate the accumulated postretirement benefit obligation and an increase in the assumed health care cost trend rate, as described above.

Increasing the expected health care cost trend rate one percent would have increased net periodic postretirement cost for 2002 by approximately $7 million. Lowering the discount rate by 0.25 percent would have increased net periodic postretirement cost for 2002 by approximately $2 million.

Litigation and Tax Contingencies: Maytag is a defendant in a number of legal proceedings associated with employment and product liability matters. Maytag’s law department estimates the costs to settle pending litigation, including legal expenses, based on its experience involving similar cases, specific facts known, and if applicable, the judgments of outside counsel. Maytag does not believe it is a party to any legal proceedings that will likely have a material adverse effect on its consolidated financial position. It is possible, however, that future results of operations, for any particular quarterly or annual period, could be materially affected by changes in Maytag’s assumptions related to these proceedings.

Maytag’s tax returns are subject to audit by various domestic and foreign tax authorities. During the course of these audits, the authorities may question the positions taken in the return, including the timing and amount of deductions and the allocation of income between various tax jurisdictions, which can affect the amount of taxes ultimately due. In evaluating the exposure associated with its various filing positions, Maytag records reserves for probable exposures. To the extent Maytag prevails in matters where accruals have been established or is required to pay amounts in excess of the accrual, Maytag’s effective tax rate and net income in a given financial period may be impacted.

Accounting for Goodwill and Other Intangible Assets: In 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statement.

The statement requires a two-step process for impairment testing. The first step, used to identify potential impairment only, compares the fair value of a reporting unit with its net carrying amount on the financial statements. Fair value is determined as the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties. Several estimates are required if a current market price is not available. Quoted market prices are best evidence of fair value and are used as the basis for the measurement where available. Where these are not available, fair value of the reporting unit can be estimated based on the present value of estimated future cash flows of the reporting unit. These cash flow estimates must be based on reasonable and supportable assumptions, and consider all available evidence. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired; thus the second step of the process in not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. If the carrying value of goodwill on the financial statements exceeds the implied fair value of goodwill, the difference must be recognized as an impairment loss. Implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined.

As of January 1, 2002 (the initial impairment test) and during the fourth quarter of 2002, Maytag performed step one of the impairment test of goodwill and determined that the fair value of the reporting units that have goodwill exceeded the carrying value of the net assets specifically related to these reporting units. Goodwill included in the home appliances segment totaled $265.8 million as of December 31, 2002 most of which related to the floor care product line. The fair value of the reporting units within this segment that have goodwill was determined using expected future discounted cash flows based on historical results. Goodwill included in the commercial appliances segment totaled $15.2 million as of December 31, 2002 most of which related to the commercial cooking product line. The fair value of the reporting units within this segment that have goodwill was determined using expected future discounted cash flows based on prospective assumptions as the Company is undertaking additional business initiatives within this segment that are not currently reflected in the historical results. Maytag currently has no intangible assets with indefinite lives other than goodwill.

Income Statement Reclassification

Maytag adopted a new accounting standard in the first quarter of 2002 that requires certain sales incentives previously recognized in selling, general and administrative expenses to be classified as a reduction of sales. The Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) issued EITF 01-9 that states any cash consideration provided to customers that has no identifiable benefit other than to increase sales is required to be classified as a reduction of sales. This reclassification does not change previously reported operating income or net income from continuing operations; however, the reduction does impact the gross profit and operating income margins. The amount considered as an additional reduction of sales in accordance with this accounting standard was $180.1 million, $138.7 million and $103.4 million in 2002, 2001 and 2000, respectively. Prior periods have been restated to reflect this change.

Comparison of 2002 with 2001

Maytag has two reportable segments: home appliances and commercial appliances (see discussion and financial information about Maytag’s reportable segments in “Segment Reporting” section of the Notes to Consolidated Financial Statements). The 2001 results include the major appliances business of Amana Appliances (“Amana”) that was acquired by Maytag effective August 1, 2001.

Net Sales: Consolidated net sales for 2002 were $4.666 billion, an increase of 11 percent from 2001. This increase was due primarily to the impact of the Amana acquisition coupled with the strength of the U.S. major appliances industry. 2002 results reflect 12 months of Amana sales compared to only five months of sales in 2001.

Home appliances net sales, which include major appliances, floor care products and international export sales, increased 12 percent compared to 2001. This increase was due to the impact of the Amana acquisition, U.S. major appliances industry strength and improved product mix. The introduction of a hard surface floor cleaner, a new product category in this segment, also contributed to the sales growth.

U.S. industry unit shipments of major appliances were up six percent in 2002. Maytag’s unit shipments of major appliances increased nine percent due primarily to the inclusion of Amana product sales for a full year in 2002 compared to five months in 2001. For 2003, Maytag expects the major appliance industry to be up two to three percent compared to 2002. Floor care industry shipments of uprights, the primary product type in this industry, were up two percent in 2002. Maytag’s unit shipments of uprights for 2002 decreased compared to 2001 as its market share declined with some of its lower priced products. This volume loss was more than offset by volume in the new hard surface floor cleaner category, allowing total Maytag floor care shipments to increase in 2002. Maytag expects the floor care industry shipments of uprights to grow three percent in 2003 compared to 2002.

Commercial appliances net sales, which include vending equipment and commercial cooking products sales, increased six percent in 2002 compared to 2001. The increase in sales was due to improved product mix of vending equipment sales. Increases in sales of glass-front venders helped to offset decreases in traditional vender sales. Maytag expects the vending equipment industry to be down five to six percent in 2003 compared to 2002. Maytag expects increased average selling price in 2003, through continued product mix improvement, to offset much of the expected industry weakness.

Gross Profit: Consolidated gross profit as a percent of sales increased to 21.5 percent in 2002 from 20.7 percent in 2001. The increase was due to volume leverage, improved product mix, lower material costs, gain on sale of a distribution center and favorable warranty performance. These positive effects were partially offset by increased expenditures on research and development. Increases in the market price of steel attributable to tariffs imposed on steel imports did not affect Maytag’s gross profit in 2002 because of an existing domestic steel supply contract. This contract expired at the end of 2002 and Maytag expects approximately $33 million in increased steel costs in 2003. The Company expects to offset the increased steel costs with savings in other areas of sourced raw materials and components. Maytag also expects net periodic pension and postretirement costs to increase by approximately $32 million in 2003 compared to 2002 (excluding pension and postretirement curtailment costs related to 2002 restructuring charges) as previously discussed in “Critical Accounting Policies” in this Management’s Discussion and Analysis.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 12.4 percent of sales in 2002 compared to 13.5 percent of sales in 2001. The decrease as a percent of sales was due to increased sales, synergies resulting from the Amana acquisition, cost reduction initiatives and a change in accounting standards effective January 1, 2002. The accounting change eliminated the amortization of goodwill and intangible assets deemed to have indefinite lives. While these assets are subject to impairment tests to assess their valuation, there were no charges related to impairment during 2002. Amortization of goodwill included in 2001 was $10 million. The reduction in selling, general and administrative expenses as a percent of sales was achieved despite a nine percent increase in advertising costs in 2002 compared to 2001.

Special Charges: During the fourth quarter of 2002, Maytag announced its intention to close a refrigeration manufacturing facility located in Galesburg, Illinois by the end of 2004. The Company recognized a pre-tax restructuring charge of $67.1 million ($44.3 million after-tax) in connection with the planned closing. For further discussion, see “Restructuring Charges” in this Management’s Discussion and Analysis.

During the fourth quarter of 2001, Maytag recognized in operating income special charges of $9.8 million, ($6.2 million after-tax) associated with a salaried workforce reduction and asset write-downs. Of the $9.8 million, $7.9 million, $0.7 million and $1.2 million were recorded in the home appliances segment, commercial appliances segment and corporate, respectively.

Operating Income: The following tables summarize the impact of the gain on sale of the distribution center and special charges on reported consolidated operating income and reported consolidated operating income as a percent of sales:

	Year Ended December 31
Operating income (loss) (in thousands)	2002	2001
Consolidated-operating income excluding special charges and gain on sale of distribution center	$418,331	$298,908
Gain on sale of distribution center	8,276	—
Special charges	(67,112)	(9,756)

Consolidated-reported operating income	$359,495	$289,152

	Year Ended December 31
Operating income (loss) as a percent of net sales	2002	2001
Consolidated-operating income excluding special charges and gain on sale of distribution center	9.0%	7.1%
Gain on sale of distribution center	0.2	—
Special charges	(1.4)	(0.2)

Consolidated-reported operating income	7.7%	6.9%

Consolidated operating income as a percent of sales for 2002 was 7.7 percent, compared to 6.9 percent in 2001. Excluding the special charges of $67.1 million and the $8.3 million gain on sale of a distribution center, consolidated operating income as a percent of sales for 2002 was 9.0 percent. Excluding the special charges of $9.8 million, consolidated operating income as a percent of sales for 2001 was 7.1 percent. The increase in operating income as a percent of sales was due to the increase in gross profit as a percent of sales and the decrease in selling, general and administrative costs as a percent of sales, as discussed above. Operating income in 2002, excluding special charges and the gain on sale, increased 40 percent compared to 2001 as a result of increased sales and improved operating income as a percent of sales.

The following tables summarize the impact of the gain on sale of the distribution center and special charges on reported consolidated operating income and reported consolidated operating income as a percent of sales by reportable segment:

	Year Ended December 31
Operating income (loss) (in thousands)	2002	2001

Home appliances-operating income excluding special charges and gain on sale of distribution center	$454,548	$332,563
Gain on sale of distribution center	8,276	—
Special charges	(67,112)	(7,917)

Home appliances-reported operating income	395,712	324,646

Commercial appliances-operating income excluding special charges	13,041	6,426
Special charges	—	(671)

Commercial appliances-reported operating income	13,041	5,755

General corporate-operating income excluding special charges	(49,258)	(40,081)
Special charges	—	(1,168)

General corporate-reported operating income	(49,258)	(41,249)

Consolidated-reported operating income	$359,495	$289,152

	Year Ended December 31
Operating income (loss) as a percent of net sales	2002	2001
Home appliances-operating income excluding special charges and gain on sale of distribution center	10.3%	8.4%
Gain on sale of distribution center	0.2	—
Special charges	(1.5)	(0.2)

Home appliances-reported operating income	9.0	8.2

Commercial appliances-operating income excluding special charges	5.3	2.8
Special charges	—	(0.3)

Commercial appliances-reported operating income	5.3	2.5

Consolidated-reported operating income	7.7%	6.9%

Home appliances operating income as a percent of sales for 2002 was 9 percent, compared to 8.2 percent in 2001. Home appliances operating income as a percent of sales for 2002, excluding special charges of $67.1 million and the gain on sale of a distribution center, was 10.3 percent. Home appliances operating income as a percent of sales for 2001, excluding special charges of $7.9 million, was 8.4 percent in 2001. The increase in operating income as a percent of sales was due to the increase in gross profit as a percent of sales and the decrease in selling, general and administrative costs as a percent of sales. Home appliances operating income in 2002, excluding special charges and the gain on sale, increased 37 percent compared to 2001 as a result of increased sales and improved operating income as a percent of sales.

Commercial appliances operating income as a percent of sales for 2002 was 5.3 percent, compared to 2.5 percent in 2001. Commercial appliances operating income as a percent of sales for 2001, excluding special charges of $0.7 million, was 2.8 percent in 2001. Operating income as a percent of sales increased due to improved gross profit as a percent of sales and reduced selling, general and administrative costs as a percent of sales. Commercial appliances operating income increased 103 percent in 2002 compared to 2001 as a result of increased sales and improved operating income as a percent of sales.

Corporate operating expenses for 2002 compared to 2001, excluding special charges of $1.2 million in 2001, increased 23 percent. The increase in expenses was due to higher incentive compensation resulting from increased earnings, higher charitable contribution expense and business development costs.

Interest Expense: Interest expense for 2002 was lower than 2001 due primarily to lower average interest rates.

Loss on Securities: During 2001, Maytag recognized a loss on securities of $7.2 million resulting from the write-off of the remaining investment in an Internet-related company (see “Loss on Securities” section in the Notes to Consolidated Financial Statements for further discussion).

Income Taxes: The effective tax rates for 2002 and 2001 were 34 percent and 14.2 percent, respectively. The 2001 effective tax rate, excluding a one-time tax benefit of $42 million and the $7.2 million loss on securities, was 32.9 percent. The $42 million one-time tax benefit was associated with the settlement of an Internal Revenue Service audit. Offsetting this was the absence of any tax benefit from the loss on securities due to the uncertainty of utilization of capital loss carryforwards. The effective tax rate for 2002 increased compared to 2001 due to the retirement of the Maytag Capital Trusts (“Maytag Trusts”) in 2001 and the 2002 purchase of the noncontrolling interest in Anvil Technologies LLC (“Anvil”) from an outside investor (see “Minority Interests” section in the Notes to Consolidated Financial Statements for further discussion on the Maytag Trusts and Anvil). The financing costs associated with the Maytag Trusts and Anvil were recognized as minority interests with the tax benefit included as a component of tax expense. These minority interests have been retired and refinanced with borrowings for which interest expense has reduced income before tax and minority interest. Because tax expense was unaffected by the retirement of these instruments, the effective tax rate increased. The increased rate was also due to increased income in 2002 that caused tax credits to have less of an impact on lowering the effective tax rate. The effect of these items on the effective tax rate was partially offset by the elimination of goodwill amortization in 2002 that is nondeductible for income tax purposes. Potential federal and state legislative tax changes, coupled with the 2002 retirement of the minority interest in Anvil, could result in an increase of Maytag’s effective tax rate for 2003.

Minority Interest: Minority interest decreased by $10.7 million in 2002 compared to 2001. The decrease was due to Maytag’s purchase of the noncontrolling interest in Anvil from an outside investor in 2002 as well as the fact that the 2001 results included the Maytag Trusts which were not retired until the third quarter of 2001 (see “Minority Interests” section in the Notes to Consolidated Financial Statements for further discussion of Anvil and the Maytag Trusts). Both these minority interests were refinanced with debt.

Discontinued Operations: During 2001, the Company committed to a plan to dispose of its interest in Rongshida-Maytag, a majority-owned joint venture in China. A charge was recognized in 2001 of approximately $42.3 million to write down the Company’s interest in the net assets of Rongshida-Maytag to its fair value less cost to dispose. Based on current market conditions and negotiations with potential buyers, the fair value of the Company’s interest in Rongshida-Maytag has been re-evaluated, and the estimate of the value has not changed materially since the end of 2001.

During 2001, a $59.5 million net loss was recognized on the sale of the Blodgett foodservice operations. No tax benefit was recognized on the $59.5 million capital loss because the future tax benefit from utilization of this loss is uncertain. The sale of Blodgett generated notes receivable of $21 million and net cash proceeds of $70.6 million after transaction costs of $3.4 million.

Extraordinary Item-Loss on Early Retirement of Debt: In 2001, Maytag recognized an after-tax loss of $5.2 million on early retirement of debt related to the cost of refinancing the Maytag Trusts (see “Minority Interests” section in the Notes to Consolidated Financial Statements for further discussion on the Maytag Trusts).

Cumulative Effect of Accounting Change: A cumulative effect of accounting change of $3.7 million was recognized in 2001 as a result of the implementation of accounting rules that required

Maytag to establish the fair market value of the put obligations and purchase contracts associated with the Maytag Trusts on the balance sheet (see “Cumulative Effect of Accounting Change” section in the Notes to the Consolidated Financial Statements for further discussion.

Net Income (Loss): The following table summarizes the impact of the gain on sale of distribution center, special charges, loss on securities, one-time tax benefit, discontinued operations, extraordinary item and cumulative effect of accounting change on reported net income and diluted earnings per share. The increase in net income in 2002 compared to 2001, excluding the items listed above, was due primarily to the increase in operating income. The increase in diluted earnings per share in 2002 compared to 2001, excluding the items listed above, was also due primarily to the increase in operating income as average diluted shares outstanding were comparable.

	Year Ended December 31
Net income (loss) (in thousands)	2002	2001
Net income excluding following items:	$230,233	$139,012
Gain on sale of distribution center	5,462	—
Special charges	(44,294)	(6,244)
Loss on securities	—	(7,230)
Tax benefit	—	42,000
Discontinued operations	(2,607)	(110,904)
Extraordinary item-loss on early retirement of debt	—	(5,171)
Cumulative effect of accounting change	—	(3,727)

Reported net income	$188,794	$47,736

	Year Ended December 31
Diluted earnings (loss) per common share	2002	2001
Diluted earnings per share excluding following items:	$2.93	$1.77
Gain on sale of distribution center	0.07	—
Special charge	(0.56)	(0.08)
Loss on securities	—	(0.09)
Tax benefit	—	0.53
Discontinued operations	(0.03)	(1.41)
Extraordinary item-loss on early retirement of debt	—	(0.07)
Cumulative effect of accounting change	—	0.76

Reported diluted earning per share	$2.40	$1.41

The $3.7 million cumulative effect of accounting change in 2001 was accretive to diluted earnings per share by $0.76 due to the specific calculation requirements of dilutive earnings per share according to FASB Statement No. 128, “Earnings Per Share” (see “Earnings Per Share” section in the Notes to the Consolidated Financial Statements for further discussion).

Comparison of 2001 with 2000

Net Sales: Consolidated net sales for 2001 were $4.185 billion, an increase of eight percent from 2000. Excluding the impact of the Amana acquisition, 2001 net sales were flat compared to 2000.

Home appliances net sales, which includes major appliances, floor care products and international export sales, increased 10 percent compared to 2000 due primarily to the impact of the Amana acquisition. Excluding Amana, home appliances sales were up one percent with increases in major appliances partially offset by decreases in floor care products and export sales. The increase in major appliances sales was achieved despite a decline in industry unit shipments for 2001. The decrease in sales of floor care products was due to the industry being down, the retail focus on lower priced products in contrast to Maytag’s strategy of premium priced products, and higher sales beginning in the third quarter of 2000 associated with the introduction of Maytag’s new bagless floor care products.

Commercial appliances net sales, which include vending and commercial cooking, decreased 18 percent in 2001 compared to 2000. The net sales decrease was due primarily to the weak vending equipment industry.

Gross Profit: Consolidated gross profit as a percent of sales decreased to 20.7 percent in 2001 from 25.3 percent of sales in 2000. The decrease was due primarily to lower product pricing, unfavorable product mix and higher distribution and warranty costs partially offset by lower raw material costs.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 13.5 percent of sales in 2001 compared to 13.0 percent of sales in 2000. The increase was due primarily to higher national advertising expenses as well as other general and administrative expenses.

Special Charges: During 2001, Maytag recognized special charges of $9.8 million ($6.2 million after-tax) associated with a salaried workforce reduction and asset write-downs. Of the $9.8 million, $7.9 million, $0.7 million and $1.2 million were recorded in the home appliances segment, commercial appliances segment and corporate, respectively.

During 2000, Maytag recognized in operating income, special charges of $39.9 million ($25.3 million after-tax) associated with terminated product initiatives, asset write-downs and executive severance costs. Of the $39.9 million, $19.7 million and $20.2 million were recorded in the home appliances segment and corporate, respectively.

Operating Income: The following tables summarize the impact of special charges on reported consolidated operating income and reported consolidated operating income as a percent of sales:

	Year Ended December 31
Operating income (loss) (in thousands)	2001	2000
Consolidated-operating income excluding special charges	$298,908	$479,615
Special charges	(9,756)	(39,900)

Consolidated-reported operating income	$289,152	$439,715

	Year Ended December 31
Operating income (loss) as a percent of net sales	2001	2000
Consolidated-operating income excluding special charges	7.1%	12.3%
Special charges	(0.2)	(1.0)

Consolidated-reported operating income	6.9%	11.3%

Consolidated operating income for 2001 was 6.9 percent of sales, compared to 11.3 percent of sales, in 2000. Excluding the special charges of $9.8 million, consolidated operating income as a percent of sales for 2001 was 7.1 percent. Excluding the special charges of $39.9 million, consolidated operating income as a percent of sales for 2000 was 12.3 percent. The decrease in operating income as a percent of sales was due primarily to the decrease in gross profit as a percent of sales. Operating income in 2001, excluding special charges, decreased 38 percent compared to 2000 due primarily to a decrease in gross profit.

The following tables summarize the impact of the special charges on reported consolidated operating income and reported consolidated operating income as a percent of sales by reportable segment:

	Year Ended December 31
Operating income (loss) (in thousands)	2001	2000
Home appliances-operating income excluding special charges	$332,563	$497,837
Special charges	(7,917)	(19,700)

Home appliances-reported operating income	324,646	478,137

Commercial appliances-operating income excluding special charges	6,426	29,532
Special charges	(671)	—

Commercial appliances-reported operating income	5,755	29,532

General corporate-operating income excluding special charges	(40,081)	(47,754)
Special charges	(1,168)	(20,200)

General corporate-reported operating income	(41,249)	(67,954)

Consolidated-reported operating income	$289,152	$439,715

	Year Ended December 31
Operating income (loss) as a percent of net sales	2001	2000
Home appliances-operating income excluding special charges	8.4%	13.8%
Special charges	(0.2)	(0.5)

Home appliances-reported operating income	8.2	13.2

Commercial appliances-operating income excluding special charges	2.8	10.5
Special charges	(0.3)	—

Commercial appliances-reported operating income	2.5	10.5

Consolidated-reported operating income	6.9%	11.3%

Home appliances operating income as a percent of sales for 2001 was 8.2 percent, compared to 13.2 percent in 2000. Home appliances operating income as a percent of sales for 2001, excluding special charges of $7.9 million, was 8.4 percent. Operating income as a percent of sales in 2000, excluding special charges of $19.7 million, was 13.8 percent of sales in 2000. The decrease in operating income as a percent of sales was due primarily to the decrease in gross profit as a percent of sales discussed above. Operating income in 2001, excluding special charges, decreased 33 percent compared to 2000 due primarily to a decrease in gross profit.

Commercial appliances operating income as a percent of sales for 2001 was 2.5 percent compared to 10.5 percent in 2000. Commercial appliances operating income as a percent of sales for 2001, excluding special charges of $0.7 million, was 2.8 percent. Operating income, excluding restructuring charges, decreased 78 percent. The decrease in both operating income as a percent of sales and operating income for 2001 compared to 2000 was due primarily to the decrease in sales.

Corporate operating expenses for 2001 compared to 2000, excluding special charges of $1.2 million and $20.2 million in 2001 and 2000, respectively, decreased 16 percent. The decrease in expense was due primarily to higher business development costs in 2000.

Interest Expense: Interest expense for 2001 was seven percent higher than 2000. The increase resulted from additional debt issued for the acquisition of Amana and the classification of the financing costs related to the Maytag Trusts as interest expense instead of minority interest during the third quarter of 2001 (see “Minority Interests” section in the Notes to Consolidated Financial Statements for further discussion on the Maytag Trusts). These increases were partially offset by lower average borrowing rates.

Loss on Securities: During 2001, Maytag recognized a loss on securities of $7.2 million resulting from the write-off of a remaining investment in an Internet-related company. During 2000, Maytag recognized losses on securities of $17.6 million ($11.2 million after-tax) resulting from a lower market valuation of securities held in TurboChef Technologies, Inc. and investments in privately held Internet-related companies (see “Loss on Securities” section in the Notes to Consolidated Financial Statements for further discussion).

Income Taxes: The effective tax rates for 2001 and 2000 were 14.2 percent and 33.6 percent, respectively. The 2001 effective tax rate, excluding a one-time tax benefit of $42 million and the $7.2 million loss on securities was 32.9 percent. The $42 million one-time tax benefit was associated with an Internal Revenue Service audit settlement related to recognition of capital gains in prior year tax returns that were offset by available capital loss carryforwards. Offsetting this was the absence of any tax benefit from the loss on securities due to the uncertainty of utilization of capital loss carryforwards.

Minority Interest: Minority interest decreased by $6.1 million in 2001 compared to 2000 due primarily to the early retirement of the $200 million Maytag Trust obligations as discussed under “Extraordinary Item-Loss on Early Retirement of Debt” of this Management’s Discussion and Analysis and the classification of the financing costs related to the Maytag Trusts as interest expense instead of minority interest in the third quarter of 2001 (see “Minority Interests” section in the Notes to Consolidated Financial Statements for further discussion ).

Discontinued Operations: During 2001, the Company committed to a plan to dispose of its interest in Rongshida-Maytag, a majority-owned joint venture in China. A charge was recognized in 2001 of approximately $42.3 million to write down Maytag’s interest in the net assets of Rongshida-Maytag to its fair value less cost to dispose. The estimated fair value was calculated using expected future cash flows discounted at a ten percent rate as there was no observable market price. No tax benefit was recognized on the $42.3 million capital loss as the future tax benefit from such loss was uncertain.

During 2001, a $59.5 million net loss was recognized on the sale of Blodgett. No tax benefit was recognized on the $59.5 million capital loss because the future tax benefit from utilization of this loss was uncertain. The sale of Blodgett generated notes receivable of $21 million and net cash proceeds of $70.6 million after transaction costs of $3.4 million.

Extraordinary Item-Loss on Early Retirement of Debt: In 2001, Maytag recognized an after-tax loss on early retirement of debt of $5.2 million related to the cost of refinancing the Maytag Trusts (see “Minority Interests” section in the Notes to Consolidated Financial Statements for further discussion on the Maytag Trusts).

Cumulative Effect of Accounting Change: A cumulative effect of accounting change of $3.7 million was recognized in 2001 as a result of the implementation of accounting rules that required Maytag to establish the fair market value of the put obligations and purchase contracts associated with the Maytag Trusts on the balance sheet (see “Cumulative Effect of Accounting Change” section in the Notes to the Consolidated Financial Statements for further discussion of the Maytag Trusts).

Net Income (Loss): The following table summarizes the impact of special charges, loss on securities, one-time tax benefit, discontinued operations, extraordinary item and cumulative effect of accounting change on reported net income and diluted earnings per share. The decrease in net income in 2001 compared to 2000, excluding the items listed above, was due primarily to the decrease in operating income. The decrease in diluted earnings per share in 2001 compared to 2000, excluding the items listed above, was also due primarily to the decrease in operating income partially offset by lower diluted average shares outstanding.

	Year Ended December 31
Net income (loss) (in thousands)	2001	2000
Net income excluding following items:	$139,012	$252,880
Special charges	(6,244)	(25,337)
Loss on securities	(7,230)	(11,176)
Tax benefit	42,000	—
Discontinued operations	(110,904)	(15,400)
Extraordinary item-loss on early retirement of debt	(5,171)	—
Cumulative effect of accounting change	(3,727)	—

Reported net income	$47,736	$200,967

	Year Ended December 31
Diluted earnings (loss) per common share	2001	2000
Diluted earnings per share excluding following items:	$1.77	$3.07
Special charge	(0.08)	(0.31)
Loss on securities	(0.09)	(0.14)
Tax benefit	0.53	—
Discontinued operations	(1.41)	(0.19)
Extraordinary item-loss on early retirement of debt	(0.07)	—
Cumulative effect of accounting change	0.76	—

Reported diluted earning per share	$1.41	$2.44

The $3.7 million cumulative effect of accounting change in 2001 was accretive to diluted earnings per share by $0.76 due to the specific calculation requirements of dilutive earnings per share according to FASB Statement No. 128, “Earnings Per Share” (see “Earnings Per Share” section in the Notes to the Consolidated Financial Statements for further discussion).

Liquidity and Capital Resources

Maytag’s primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag’s cash flows is presented in the Consolidated Statements of Cash Flows.

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

Net cash provided by operating activities for 2002 decreased $46 million compared to 2001. The decrease was due primarily to $193 million of pension contributions in 2002 compared with $68 million in contributions in 2001. This increase offset higher net income and favorable working capital performance in 2002 compared to 2001. Although Maytag has no minimum ERISA funding requirements in 2003, pension contributions are expected to be $135 million.

A portion of Maytag’s accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on Maytag’s ongoing operations. Maytag continues to sell products to a major retailer that has filed for reorganization under bankruptcy laws. The accounts receivable balance with this retailer was less than two percent of Maytag’s net accounts receivable at December 31, 2002.

Maytag has arrangements with certain finance companies to provide floor plan financing for certain customers. These arrangements provide liquidity for Maytag by financing customer purchases of Maytag products. The accounts receivable are sold without recourse. Maytag also sells accounts receivable to an unconsolidated finance company in which it has a 50 percent ownership interest that was acquired in conjunction with the purchase of Amana. These accounts receivable are also sold without recourse although the Company is required to repurchase repossessed inventory. No such repurchases have been required to date nor are any anticipated. A total of $27 million of receivables and $11 million of debt were outstanding at December 31, 2002 on the unconsolidated finance company’s balance sheet. Maytag’s investment in the finance company is accounted for using the equity method and a total investment of $1.5 million was reflected on Maytag’s Consolidated Balance Sheet as of December 31, 2002.

Total Investing Activities: Maytag’s capital expenditures represent continual investments in its businesses for new product designs, cost reduction programs, replacement of equipment, capacity expansion and government mandated product requirements and similar items.

Capital expenditures in 2002 were $230 million compared to $146 million in 2001. This increase was due to product introductions in 2002 and initial investments for 2003 product introductions. Maytag plans to invest approximately $240 million in capital expenditures in 2003.

Total Financing Activities: Dividend payments on Maytag’s common stock in 2002 and 2001 were $56 million and $55 million, respectively, or $0.72 per share in each year.

Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. Maytag’s commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire May 1, 2003 and May 3, 2004. Maytag had $179 million of commercial paper outstanding as of December 31, 2002 that is classified as notes payable on the Consolidated Balance Sheets. The credit agreements include financial covenants with respect to interest coverage and debt to earnings before interest, taxes, depreciation and amortization. Maytag was in compliance with these covenants as of December 31, 2002 and expects to be in compliance with these financial covenants through the end of 2003. The existence of an event of default under the credit agreements or the termination of the credit agreements because of an event of default would adversely impact Maytag’s ability to borrow through the sale of commercial paper. Maytag has a shelf registration statement with the Securities and Exchange Commission providing the ability to issue publicly an aggregate of $300 million of medium-term notes as of December 31, 2002.

In 2002, Maytag purchased the noncontrolling interest in Anvil Technologies LLC (“Anvil”) from an outside investor for $99.9 million. Maytag financed this purchase with commercial paper. Including the purchase of the minority interest in Anvil, Maytag reduced financing obligations by approximately $200 million in 2002. For the full year 2003, Maytag expects to reduce financing obligations by $100 million.

Shareowners’ Equity: Maytag shareowner’s equity has decreased due to a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994 to $1.5 billion at December 31, 2002. The Company has also made pension liability adjustments as required by FASB Statement No. 87 due to the underfunded status of its pension plans that reduced equity in 2002 and 2001 (for further discussion, see disclosure about pensions in the “Critical Accounting Policies” above in this Management’s Discussion & Analysis). Management does not believe that the current low level of equity poses a risk to Maytag because its cash flow is strong and there are no covenants in any of its debt instruments that relate to equity or any debt-to-asset ratios.

Restructuring Charges

During the fourth quarter of 2002, Maytag announced its intention to close a refrigeration manufacturing facility located in Galesburg, Illinois by the end of 2004. The refrigeration production activity will be discontinued at Galesburg and new, redesigned models will be produced at an existing facility in Amana, Iowa and a new facility located in Reynosa, Mexico.

In 2002, Maytag recognized a pre-tax restructuring charge of $67.1 million ($44.3 million after-tax) in connection with the planned closing, all included in Special charges on the Consolidated Statements of Income. Of the $67.1 million charge, $32.8 million related to asset impairments, accelerated depreciation and severance and related costs. The remaining $34.4 million related to pension and postretirement medical curtailment charges. The asset impairment and accelerated depreciation charges were determined using estimated future cash flows through the closure date and directly reduced Property, plant and equipment on the Consolidated Balance Sheets. The severance and related costs are reflected in Accrued liabilities on the Consolidated Balance Sheets. The pension and postretirement medical curtailment costs are reflected in the Accrued pension cost and Postretirement benefit liability on the Consolidated Balance Sheets. For additional disclosures regarding the pension and postretirement medical curtailment costs related to restructuring, see the “Pension Benefits” and “Postretirement Benefits” sections in the Notes to Consolidated Financial Statements.

The total pre-tax restructuring charges are estimated to be in the range of $140 to $160 million, with the remaining expense to be recognized in 2003 and 2004. Approximately $30 million of the total restructuring charge (excluding pension and postretirement curtailment charges) will be cash items primarily related to severance costs and costs to move equipment most of which will be paid in 2003 and 2004. Cash expenditures for 2002 related to this charge were $0.1 million.

Future Obligations and Commitments

Future obligations and commitments consisted of the following:

		Payments Due by Year
in thousands	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$934,079	$195,312	$25,940	$3,928	$420,670	$8,000	$280,229
Notes payable	178,559	178,559	—	—	—	—	—
Future minimum lease payments for operating leases	83,809	22,368	19,156	14,271	11,566	8,073	8,375
Commitments for capital expenditures	97,700	97,700	—	—	—	—	—

Future obligations and commitments	$1,294,147	$493,939	$45,096	$18,199	$432,236	$16,073	$288,604

In the normal course of business operations, Maytag also has long-term purchase commitments related to certain raw materials that are not included in the table above.

Market Risks

Maytag is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. Foreign currency forward and option contracts are entered into to manage certain foreign exchange exposures. It is Maytag’s policy to hedge a portion of its anticipated foreign currency denominated export sales transactions, which are denominated primarily in Canadian dollars, for periods not exceeding twelve months. At December 31, 2002, a uniform 10 percent strengthening of the U.S. dollar relative to the foreign currencies in which Maytag’s sales are denominated would result in a decrease in net income of approximately $12 million for the year ending December 31, 2003. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.

Maytag also is exposed to commodity price risk related to its purchase of selected commodities used in the manufacturing of its products. Commodity swap agreements are entered into reducing the effect of changing raw material prices for selected commodities. At December 31, 2002, a uniform 10 percent increase in the price of commodities covered by commodity swap agreements would result in a decrease in net income of approximately $4 million for the year ending December 31, 2003.

Maytag also is exposed to interest rate risk in the portfolio of its debt. Maytag uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount. At December 31, 2002, a uniform 10 percent increase in interest rates would result in a decrease in net income of approximately $1 million for the year ending December 31, 2003.

Non-Exchange Traded Contracts Accounted for at Fair Value

The Company has a trading program of interest rate swaps that it marks to market each period. The swap transactions involve the exchange of Canadian variable interest and fixed interest rate instruments. As of December 31, the Company had five swap transactions outstanding that mature on June 10, 2003 with a total notional amount of $53.8 million and $61 million as of December 31, 2002 and December 31, 2001, respectively. The fair value of the swap positions of $4.7 million at December 31, 2002 and $14.9 million at December 31, 2001 is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets. The value of these individual swaps is dependent upon movements in the Canadian and U.S. interest rates. The decrease in fair value was due to settlements during the year. As the portfolio of interest rate swaps outstanding at December 31, 2002 is structured, there would be no measurable impact on the net market value of the swap transactions outstanding with any future changes in interest rates. In 2002, 2001 and 2000 the Company incurred net interest expense of $0.2 million, $1.3 million and

$1.5 million, respectively in connection with these swap transactions. The payments made or received as well as the mark to market adjustment are recognized in Interest expense.

Contingencies

Maytag has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. Its law department estimates the costs to settle pending litigation, including legal expenses, based on its experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. Maytag believes the outcome of these matters will not have a material adverse effect on its consolidated financial position. It is possible, however, that future results of operations, for any particular quarterly or annual period, could be materially affected by changes in Maytag’s estimates.

In February 2003, a jury entered a verdict of $2.1 million in compensatory damages and $17.9 million in punitive damages against Amana Company, L.P, the entity from which Maytag purchased the Amana businesses in 2001. The case involved the termination of a commercial distributorship for Amana products prior to the acquisition of the Amana business. Maytag is appealing the verdict and believes that the ultimate resolution of the case will not have a material impact on the financial position of the Company.

As of December 31, 2002, Maytag had approximately $49 million in stand-by letters of credit primarily associated with the requirement to fund certain unqualified pension plans in the event of a change in control.

Forward-Looking Statements

This Management’s Discussion and Analysis contains statements that are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expect(s),” “intend(s),” “may impact,” “plan(s),” “should” “believe(s)” or similar terms. Maytag or its representatives may also make similar forward-looking statements from time to time orally or in writing. Maytag cautions the reader that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which Maytag competes, including changes in economic conditions in the geographic areas where its operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business or inability to collect accounts receivable from a major national retailer; the cost and availability of raw materials and purchased components, including the impact of tariffs; the timing and progress with which it can continue to achieve further cost reductions and savings from its selling, general and administrative expenses and restructuring initiatives; union labor relationships; progress on capital projects; the impact of business acquisitions or dispositions; the ability of Maytag to integrate the operations from acquisitions into its operations; increasing pension and postretirement health care costs; the costs of complying with governmental regulations; litigation, product warranty claims, energy supply, pricing, or supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world.

These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. Maytag operates in a continually changing business environment and new facts emerge from time to time. It cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. Maytag disclaims any responsibility to update any forward-looking statement provided in this document.

Item 7A.     Quantitative and Qualitative

Disclosure about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in “Market Risks” section of this Management’s Discussion and Analysis.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Auditors

Shareowners and Board of Directors

Maytag Corporation

We have audited the accompanying consolidated balance sheets of Maytag Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, shareowners’ equity, and cash flows for each of three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Accounting Policies footnote to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles.

ERNST & YOUNG LLP

Chicago, Illinois

January 21, 2003

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2002	2001	2000
	In thousands, except per share data
Net sales	$4,666,031	$4,185,051	$3,891,500
Cost of sales	3,661,429	3,320,209	2,906,019

Gross profit	1,004,602	864,842	985,481
Selling, general and administrative expenses	577,995	565,934	505,866
Special charges	67,112	9,756	39,900

Operating income	359,495	289,152	439,715
Interest expense	(62,390)	(64,828)	(60,309)
Loss on securities	—	(7,230)	(17,600)
Other—net	(1,449)	(5,010)	(5,152)

Income from continuing operations before income taxes, minority interests, extraordinary item and cumulative effect of accounting change	295,656	212,084	356,654
Income taxes	100,523	30,089	119,719

Income from continuing operations before minority interests, extraordinary item and cumulative effect of accounting change	195,133	181,995	236,935
Minority interests	(3,732)	(14,457)	(20,568)

Income from continuing operations before extraordinary item and cumulative effect of accounting change	191,401	167,538	216,367

Discontinued operations, net of tax:
Loss from discontinued operations	(2,607)	(9,100)	(15,400)
Provision for impairment of China joint venture	—	(42,304)	—
Loss on sale of Blodgett	—	(59,500)	—

Loss from discontinued operations	(2,607)	(110,904)	(15,400)

Income before extraordinary item and cumulative effect of accounting change	188,794	56,634	200,967
Extraordinary item—loss on early retirement of debt	—	(5,171)	—
Cumulative effect of accounting change	—	(3,727)	—

Net income	$188,794	$47,736	$200,967

Basic earnings (loss) per common share:
Income from continuing operations before extraordinary item and cumulative effect of accounting change	$2.46	$2.19	$2.78
Discontinued operations	(0.03)	(1.45)	(0.20)
Extraordinary item—loss on early retirement of debt	—	(0.07)	—
Cumulative effect of accounting change	—	(0.05)	—
Net income	$2.43	$0.62	$2.58

Diluted earnings (loss) per common share:
Income from continuing operations before extraordinary item and cumulative effect of accounting change	$2.44	$2.13	$2.63
Discontinued operations	(0.03)	(1.41)	(0.19)
Extraordinary item—loss on early retirement of debt	—	(0.07)	—
Cumulative effect of accounting change	—	0.76	—
Net income	$2.40	$1.41	$2.44

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	In thousands, except share data
ASSETS

Current assets

Cash and cash equivalents	$8,106	$109,370

Accounts receivable, less allowance for doubtful accounts (2002—$24,451; 2001—$24,121)	586,447	618,101

Inventories	468,433	447,866

Deferred income taxes	66,911	63,557

Other current assets	116,803	40,750

Discontinued current assets	76,899	89,900

Total current assets	1,323,599	1,369,544

Noncurrent assets

Deferred income taxes	190,726	202,867

Prepaid pension cost	1,677	1,532

Intangible pension asset	79,139	101,915

Goodwill, less allowance for amortization (2002—$120,929; 2001—$120,929)	280,952	260,401

Other intangibles, less allowance for amortization (2002—$3,574; 2001—$2,466)	35,573	36,508

Other noncurrent assets	65,270	62,548

Discontinued noncurrent assets	61,205	60,001

Total noncurrent assets	714,542	725,772

Property, plant and equipment

Land	24,532	20,854

Buildings and improvements	383,146	352,447

Machinery and equipment	1,992,357	1,812,446

Construction in progress	94,873	146,335

	2,494,908	2,332,082

Less accumulated depreciation	1,428,800	1,296,347

Total property, plant and equipment	1,066,108	1,035,735

Total assets	$3,104,249	$3,131,051

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	In thousands, except share data
LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities
Notes payable	$178,559	$148,247
Accounts payable	363,639	316,050
Compensation to employees	95,329	78,281
Accrued liabilities	228,471	274,549
Current portion of long-term debt	195,312	133,586
Discontinued current liability	102,430	112,702

Total current liabilities	1,163,740	1,063,415

Noncurrent liabilities
Long-term debt, less current portion	738,767	932,065
Postretirement benefit liability	517,510	497,182
Accrued pension cost	488,751	352,861
Other noncurrent liabilities	131,525	139,162
Discontinued noncurrent liability	21,817	22,678

Total noncurrent liabilities	1,898,370	1,943,948
Minority interests	—	100,142

Shareowners’ equity
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	438,889	450,683
Retained earnings	1,296,805	1,164,021
Cost of common stock in treasury (2002—38,862,526 shares; 2001—40,286,575 shares)	(1,473,432)	(1,527,777)
Employee stock plans	(14,120)	(23,522)
Accumulated other comprehensive income	(352,441)	(186,297)

Total shareowners’ equity	42,139	23,546

Total liabilities and shareowners’ equity	$3,104,249	$3,131,051

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

	December 31
	2002	2001	2000
	In thousands
Common stock
Balance at beginning of year	$146,438	$146,438	$146,438

Balance at end of year	146,438	146,438	146,438

Additional paid-in capital
Balance at beginning of year	450,683	285,924	503,346
Stock option plans issuances	(16,000)	(7,933)	(4,482)
Tax benefit of employee stock plans	7,894	2,774	2,350
Forward stock purchase contract amendment	—	—	(9,595)
Net put option premiums and settlements	—	(16,697)	(1,129)
Purchase contract payments	—	(9,733)	(7,573)
Stock issued in business acquisition	—	(2,473)	—
Additional ESOP shares issued	(2,397)	(251)	—
Other	(1,291)	(928)	3,007
Temporary equity: put options	—	200,000	(200,000)

Balance at end of year	438,889	450,683	285,924

Retained earnings
Balance at beginning of year	1,164,021	1,171,364	1,026,288
Net income	188,794	47,736	200,967
Dividends on common stock	(56,010)	(55,079)	(55,891)

Balance at end of year	1,296,805	1,164,021	1,171,364

Treasury stock
Balance at beginning of year	(1,527,777)	(1,539,163)	(1,190,894)
Purchase of common stock for treasury	—	(27,672)	(357,684)
Stock option plans issuances	41,777	16,185	9,176
Stock issued in business acquisition	—	18,961	—
Additional ESOP shares issued	13,344	3,447	—
Other	(776)	465	239

Balance at end of year	(1,473,432)	(1,527,777)	(1,539,163)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOWNERS’ EQUITY

	December 31
	2002	2001	2000
	In thousands
Employee stock plans
Balance at beginning of year	(23,522)	(31,487)	(38,836)
Restricted stock awards, net	2,342	905	289
ESOP shares allocated	7,060	7,060	7,060

Balance at end of year	(14,120)	(23,522)	(31,487)

Accumulated other comprehensive income
Minimum pension liability adjustment:
Balance at beginning of year	(178,082)	(959)	(4,430)
Adjustment for the year	(163,577)	(177,123)	3,471

Balance at end of year	(341,659)	(178,082)	(959)
Unrealized gains (losses) on securities:
Balance at beginning of year	1,273	—	(5,533)
Unrealized gains (losses) for the year	(1,840)	1,273	(3,564)
Reclassification adjustment for loss included in net income	—	—	9,097

Balance at end of year	(567)	1,273	—
Unrealized gains (losses) on hedges:
Balance at beginning of year	944	—	—
Unrealized gains (losses) for the year	(1,039)	944	—
Reclassification adjustment for loss included in net income	95	—	—

Balance at end of year	—	944	—
Foreign currency translation:
Balance at beginning of year	(10,432)	(10,441)	(8,999)
Translation adjustments	217	9	(1,442)

Balance at end of year	(10,215)	(10,432)	(10,441)

Balance at beginning of year	(186,297)	(11,400)	(18,962)
Total adjustments for the year	(166,144)	(174,897)	7,562

Balance at end of year	(352,441)	(186,297)	(11,400)

Total shareowners’ equity	$42,139	$23,546	$21,676

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2002	2001	2000
	In thousands
Net income	$188,794	$47,736	$200,967
Other comprehensive income (loss) items, net of income taxes
Unrealized gains (losses) on securities	(1,840)	1,273	(3,564)
Unrealized gains (losses) on hedges	(1,039)	944	—
Less: Reclassification adjustment for loss included in net income	95	—	9,097
Minimum pension liability adjustment	(163,577)	(177,123)	3,471
Foreign currency translation	217	9	(1,442)

Total other comprehensive income (loss)	(166,144)	(174,897)	7,562

Comprehensive income (loss)	$22,650	$(127,161)	$208,529

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	In thousands
Operating activities
Net income	$188,794	$47,736	$200,967
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	2,607	110,904	15,400
Extraordinary item-loss on early retirement of debt	—	5,171	—
Cumulative effect of accounting change	—	3,727	—
Minority interests	3,732	14,457	20,568
Depreciation	162,600	148,370	133,840
Amortization	1,108	10,605	10,196
Deferred income taxes	88,643	(4,607)	(14,814)
Special charges, net of cash paid	62,483	(4,778)	38,552
Loss on securities	—	7,230	17,600
Changes in working capital items exclusive of business acquisitions:
Accounts receivable	35,211	(17,575)	(17,152)
Inventories	(21,985)	13,722	(10,179)
Other current assets	(74,905)	12,595	(6,183)
Other current liabilities	46,797	49,689	(17,114)
Pension assets and liabilities	(140,572)	(27,275)	(4,545)
Postretirement benefit liability	12,255	13,238	13,212
Other—net	(2,051)	27,908	1,285

Net cash provided by continuing operating activities	$364,717	$411,117	$381,633

Investing activities
Capital expenditures	$(229,764)	$(145,569)	$(152,598)
Business acquisitions, net of cash acquired and transactions costs	—	(313,489)	—
Proceeds from business disposition, net of transaction costs	—	70,623	—

Investing activities-continuing operations	$(229,764)	$(388,435)	$(152,598)

Financing activities
Net proceeds (repayment) of notes payable	$30,312	$(151,356)	$221,676
Proceeds from issuance of long-term debt	—	635,025	175,099
Repayment of long-term debt	(129,881)	(289,156)	(170,130)
Stock repurchases	—	(27,672)	(357,684)
Debt repurchase premiums	—	(5,171)	—
Forward stock purchase amendment	—	—	(9,595)
Stock options exercised and other common stock transactions	26,049	4,828	4,693
Net put option premiums and settlements	—	(16,697)	(1,129)
Dividends on common stock	(56,010)	(55,079)	(55,891)
Dividends on minority interests	(5,577)	(15,563)	(20,545)
Purchase contract payments	—	(9,733)	(7,573)
Purchase of Anvil LLC member interest	(99,884)	—	—
Cash from (to) discontinued operations	(1,952)	11,376	(8,376)

Financing activities-continuing operations	$(236,943)	$80,802	$(229,455)
Effect of exchange rates on cash	726	(187)	387

Increase (decrease) in cash and cash equivalents	(101,264)	103,297	(33)
Cash and cash equivalents at beginning of year	109,370	6,073	6,106

Cash and cash equivalents at end of year	$8,106	$109,370	$6,073

Cash flows from discontinued operations
Net cash provided by discontinued operating activities	$(5,487)	$663	$3,642
Investing activities-discontinued operations	(1,198)	(3,195)	(10,228)
Financing activities-discontinued operations	1,958	(7,716)	5,002

Decrease in cash-discontinued operations	$(4,727)	$(10,248)	$(1,584)

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts and transactions of the Company and its wholly owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Exchange rate fluctuations from translating the financial statements of subsidiaries located outside the United States into U.S. dollars are recorded in accumulated other comprehensive income in shareowners’ equity. All other foreign exchange gains and losses are included in income.

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

Inventories: Inventories are stated at the lower of cost or market. Inventory costs are primarily determined by the last-in, first-out (LIFO) method. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method.

Income Taxes: Income taxes are accounted for using the asset and liability approach in accordance with Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes.” Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

Intangibles: Intangibles principally represent goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired. Goodwill was amortized over 20 to 40 years using the straight-line method until the end of 2001.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests in accordance with the Statement No. 142 (see “Goodwill and Other Intangibles” section in the Notes to Consolidated Financial Statements).

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

Financial Instruments: The Company uses foreign exchange forward contracts to manage the currency exchange risk related to sales denominated in foreign currencies. The fair values of the contracts are reflected in Other current assets of the Consolidated Balance Sheets. Changes in the fair value of the contracts are recognized in Other-net of the Consolidated Statements of Income.

The Company uses commodity swap agreements to manage the risk related to changes in the underlying material prices of component parts used in the manufacture of home and commercial appliances. The fair values of the contracts are reflected in Other current assets of the Consolidated Balance Sheets. Changes in the fair value of the contracts are recognized in Other-net of the Consolidated Statements of Income.

The Company has a trading program of interest rate swap contracts outstanding that are marked to market each period. The fair values of the swap positions are reflected in Other noncurrent liabilities of the Consolidated Balance Sheets. The payments made or received, as well as the mark to market adjustment, are recognized in Interest expense.

The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are designated as fair value hedges and the fair value of the contracts and the underlying debt obligations are reflected as Other noncurrent assets and Long-term debt in the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the interest expense component of the Consolidated Statements of Income. The contracts are a perfect hedge as their terms, interest rates and payment dates exactly match the underlying debt. Payments made or received are recognized in interest expense.

Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock options and awards. Under APB 25, employee stock options are valued using the the intrinsic method, and no compensation expense is recognized when the exercise price of options equals or is greater than the fair market value of the underlying stock on the date of grant. The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

	2002	2001	2000
	In thousands except per share data
Net income, as reported	$188,794	$47,736	$200,967
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,802)	(8,554)	(11,686)

Pro forma net income	$179,992	$39,182	$189,281

Basic earnings per share—as reported	$2.43	$0.62	$2.58
Diluted earnings per share—as reported	$2.40	$1.41	$2.44
Basic earnings per share—pro forma	$2.32	$0.51	$2.43
Diluted earnings per share—pro forma	$2.29	$1.30	$2.30

Earnings Per Common Share: Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options and put options, into common stock.

Comprehensive Income: Comprehensive Income is calculated in accordance with FASB Statement No. 130, “Reporting Comprehensive Income.” Statement No. 130 requires that unrealized gains (losses) on the Company’s available-for-sale securities, hedges, minimum pension liability adjustments, and foreign currency translation adjustments be included in accumulated other comprehensive income as a component of shareowners’ equity.

Impact of Recently Issued Accounting Standards

In November 2001, the FASB’s Emerging Issues Task Force (EITF) reached consensus on Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This guidance was effective for periods beginning after December 15, 2001. EITF 01-9 requires companies to classify certain sales incentive costs as a reduction of sales. These costs were previously classified in selling, general and administrative expense. Maytag applied the new rules beginning in the first quarter of 2002, and all prior periods presented have been restated, as required. There was no impact on Maytag’s operating income or net income as a result of the new accounting policy.

The FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” that nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The statement requires calculating an estimated fair value of one-time termination benefits at the communication date and recognizing those benefits ratably over the future service period. A change in the amount or timing of payments over the future service period shall be recognized as an adjustment to the liability in the period of change. The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company elected early adoption of Statement No. 146 in the fourth quarter of 2002 (see “Special Charges” section in the Notes to Consolidated Financial Statements).

Discussion of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001 is included in the “Goodwill and Other Intangibles” section in the Notes to Consolidated Financial Statements.

Business Acquisitions

Effective August 1, 2001, the Company acquired the major appliances and commercial microwave oven businesses of Amana Appliances (“Amana”). The annual sales of the Amana businesses acquired were approximately $900 million. The total purchase price of $330 million included $313.5 million in cash, subject to adjustments, and delivery of 500 thousand shares of Maytag common stock with a market value of $16.5 million. The $313.5 million in cash included approximately $4.5 million in transaction costs directly related to the acquisition as well as net cash acquired of $4.7 million. During 2002, Maytag finalized the valuation of Amana’s net assets, and determined the purchase price exceeded the net fair market value of the assets acquired by approximately $21 million. The $21 million was reflected as goodwill on the Consolidated Balance Sheets as of December 31, 2002. The purchase contract contains a price adjustment mechanism that, when settled, could result in a change in the amount of the goodwill set forth above.

The following table summarizes the fair market values of the assets acquired and liabilities assumed at the date of acquisition, subject to the final purchase price adjustment:

Fair Market Values
In thousands
Current assets	$264,808
Noncurrent assets	3,621
Property, plant and equipment	186,501
Goodwill	20,551
Intangible assets	35,000

Total assets acquired	510,481
Current liabilities	161,713
Noncurrent liabilities	18,779

Net assets acquired August 1, 2001	$329,989

To achieve synergies the Company formulated a plan to restructure certain parts of the Amana business that included elimination of duplicate positions and relocating employees of the acquired Amana operations. Approximately $8.7 million of costs related to the reorganization were included in the current liabilities of the net assets acquired, of which $6.5 million and $1.8 million were expended in cash during 2002 and 2001, respectively.

The acquired intangible assets of $35 million represent trademarks that will be amortized over their estimated useful life of 40 years. The Company used the purchase method to account for the acquired net assets and included Amana’s operations in the consolidated financial statements as a part of the home appliances segment beginning August 1, 2001.

Discontinued Operations

The Company adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the fourth quarter of 2001 and classified its Blodgett foodservice operations and its 50.5 percent-owned joint venture in China (“Rongshida-Maytag”) as discontinued operations. Previously, Blodgett had been included in the commercial appliances segment and the international segment had consisted solely of Rongshida-Maytag.

During 2001, a $59.5 million net loss was recorded on the sale of Blodgett. No tax benefit was recorded on the $59.5 million capital loss as the future tax benefit from such loss is uncertain. The sale of Blodgett generated notes receivable of $21 million and net cash proceeds of $70.6 million after transaction costs of $3.4 million.

During 2001, the Company committed to a plan to dispose of its interest in Rongshida-Maytag. A charge was recorded in the fourth quarter of 2001 of approximately $42.3 million to write down the Company’s interest in the net assets of Rongshida-Maytag to its fair value less cost to dispose. No tax benefit was recorded on the $42.3 million capital loss as the future tax benefit from such loss is uncertain. Based on current market conditions and negotiations with potential buyers, the fair value of the Company’s interest in Rongshida-Maytag has been re-evaluated, and the estimate of the value has not changed materially since the end of 2001.

Revenues from discontinued operations consisted of the following:

	Year Ended December 31
	2002	2001	2000
	In thousands
Blodgett	$—	$125,403	$135,544
Rongshida-Maytag	112,434	114,456	117,042

Total revenues from discontinued operations	$112,434	$239,859	$252,586

Special Charges

During the fourth quarter of 2002, Maytag announced its intention to close a refrigeration manufacturing facility located in Galesburg, Illinois by the end of 2004. The refrigeration production activity will be discontinued at Galesburg and new, redesigned models will be produced at an existing facility in Amana, Iowa and a new facility located in Reynosa, Mexico.

In 2002, Maytag recognized a pre-tax restructuring charge of $67.1 million ($44.3 million after-tax) in connection with the planned closing, all included in special charges on the Consolidated Statements of Income. Of the $67.1 million charge, $32.8 million related to asset impairments and accelerated depreciation ($28.6 million) and severance and related costs ($4.1 million) as shown in the table below. The remaining $34.4 million related to pension curtailment charges ($26.3 million) and postretirement health care benefits curtailment charges ($8.1 million). The asset impairment charge was determined using estimated future cash flows through the closure date and directly reduced Property, plant and equipment on the Consolidated Balance Sheets. The remaining asset balance for Property, plant and equipment will be fully depreciated on a straight-line basis between the date the plant closure was announced and the anticipated date for the plant closure in 2004. The severance and related costs are reflected in Accrued liabilities on the Consolidated Balance Sheets. The pension and postretirement health care benefits curtailment charges are reflected in the Accrued pension cost and Postretirement benefit liability on the Consolidated Balance Sheets. These curtailment charges included immediate expense recognition of prior service cost of $10.6 million and an additional liability of $23.8 million that will be paid to participants as they retire. For additional disclosures regarding the pension and postretirement medical curtailment costs related to restructuring, see the “Pension Benefits” and “Postretirement Benefits” section in the Notes to Consolidated Financial Statements.

The total pre-tax restructuring charges are estimated to be in the range of $140 to $160 million, with the remaining expense to be recognized in 2003 and 2004. Approximately $30 million of the total restructuring charge (excluding pension and postretirement curtailment charges) will be cash items primarily related to severance costs and costs to move equipment, most of which will be paid in 2003 and 2004. Cash expenditures for 2002 related to this charge were $0.1 million.

During the fourth quarter of 2001, the Company recorded special charges totaling $9.8 million ($6.2 million after-tax) associated with a salaried workforce reduction of approximately 250 employees and asset write-downs. Of the $9.8 million, $7.6 million involved cash expenditures for severance costs associated with the workforce reduction, of which $3.9 million and $3.7 million were expended in 2002 and 2001, respectively. The remaining $2.2 million involved the write-down of fixed assets.

During the fourth quarter of 2000, the Company recorded special charges totaling $39.9 million ($25.3 million after-tax) associated with terminated product initiatives, asset and inventory write-downs and executive severance costs. Of the $39.9 million, $12.9 million were cash expenditures covering executive severance costs, contractual obligations associated with terminated product initiatives and lease commitments, of which $0.7 million, $10.9 million and $1.3 million were expended in 2002, 2001 and 2000, respectively. The remaining $27 million was non-cash items primarily covering the write down of fixed assets and inventory.

The tables below show an analysis of the Company’s reserves for restructuring and other special charges:

Description of reserve	Balance December 31 1999	Charged to Earnings 2000	Cash Utilization	Non-Cash Utilization	Balance December 31 2000
	(in thousands)
Severance and related expense	$—	$8,682	$—	$—	$8,682
Asset write-downs and accelerated depreciation	—	23,505	—	(23,505)	—
Inventory write-downs	—	1,181	—	(1,181)	—
Excess purchase commitments	—	1,322	—	—	1,322
Terminated product initiative obligation and other	—	5,210	(1,348)		3,862

Total	$—	$39,900	$(1,348)	$(24,686)	$13,866

Description of reserve	Balance December 31 2000	Charged to Earnings 2001	Cash Utilization	Non-Cash Utilization	Balance December 31 2001
	(in thousands)
Severance and related expense	$8,682	$7,571	$(9,350)	$—	$6,903
Asset write-downs and accelerated depreciation	—	2,185	—	(2,185)	—
Excess purchase commitments	1,322	—	(1,322)	—	—
Terminated product initiative obligation and other	3,862	—	(3,862)	—	—

Total	$13,866	$9,756	$(14,534)	$(2,185)	$6,903

Description of reserve	Balance December 31 2001	Charged to Earnings 2002	Cash Utilization	Non-Cash Utilization	Balance December 31 2002
	(in thousands)
Severance and related expense	$6,903	$4,128	$(4,629)	$(2,292)	$4,110
Asset write-downs and accelerated depreciation	—	28,627	—	(28,627)	—

Total	$6,903	$32,755	$(4,629)	$(30,919)	$4,110

Loss on Securities

In the fourth quarter of 2001, Maytag ceased funding the operations of an Internet-related company in which it had a remaining investment of $7.2 million accounted for under the equity method. An analysis of the prospects for this investment yielded projected negative cash flows, little prospect for recovery and substantial doubt as to the company’s ability to continue as a going concern. Therefore, Maytag determined that the impairment of the investment was other than temporary and recorded the $7.2 million impairment charge as a loss on securities on the Consolidated Statements of Income.

In the fourth quarter of 2000, Maytag decided to cease funding two privately held Internet-related companies. Investments in these companies were recorded using the cost method. An analysis of the future prospects for these two investments showed the investments had no future value. Therefore, Maytag wrote off these investments in their entirety. Also in the fourth quarter of 2000, Maytag recorded a charge because of a lower market valuation of publicly traded common stock held in TurboChef Technologies, Inc. Maytag recorded the impairment to the investment in TurboChef Technologies, Inc. due to continuing operating losses and the limited prospects for future success. Maytag deemed the sharp decrease in price of TurboChef shares, which had been below cost for over two quarters, to be other than temporary and wrote down the investment cost to the fair value of the stock. The Turbochef charge and the write-off of the two investments mentioned previously totaled $17.6 million, or $11.2 million after-tax.

Cumulative Effect of Accounting Change

The FASB’s Emerging Issues Task Force (EITF) issue No. 00-19, “Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying EITF Issue No. 96-13,” was effective June 30, 2001. EITF No. 00-19 required the Company to record the put options related to the Maytag Trusts (see “Minority Interests” section in the Notes to Consolidated Financial Statements) as a liability at fair market value beginning June 30, 2001. This is because the Company had determined the put options contained certain contract features that limited the Company’s ability to determine a net share settlement. EITF 00-19 also required the recording of an asset at fair market value for the stock purchase contract feature within the Maytag Trusts beginning June 30, 2001 as the stock purchase contract also contained features that limited the Company’s ability to determine a net share settlement. The Company recognized a cumulative effect of accounting change loss of $3.7 million for the establishment of the assets and liabilities related to the purchase contracts and put options in the second quarter of 2001. Pro forma amounts were not presented as the adoption would have had no significant impact on net income for each period presented. The Company cash settled the purchase contracts and put options in September 2001 and they were no longer reflected on the Consolidated Balance Sheets.

Goodwill and Other Intangibles

Intangibles principally represent goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired. Goodwill was amortized over 20 to 40 years using the straight-line method until the end of 2001.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests in accordance with the Statement. During the fourth quarter of 2002, Maytag performed the required impairment tests of goodwill and determined that no adjustment was necessary to the carrying value. Maytag currently has no indefinite lived intangible assets other than goodwill. Amortization expense is expected to be approximately $1 million per year for 2003 through 2007 for intangibles that remain subject to amortization provisions.

During the third quarter of 2002, Maytag finalized the valuation of Amana Appliance’s net assets that were purchased August 1, 2001. As a result, $21 million of goodwill was recorded in the third quarter of 2002. The purchase contract contains a price adjustment mechanism that, when ultimately settled, could result in a change in this goodwill amount.

The Company’s pro forma information for intangible assets that are no longer being amortized effective January 1, 2002 consisted of the following:

	2002	2001	2000
	In thousand except per share data
Income from continuing operations before extraordinary item and cumulative effect of accounting change—as reported	$191,401	$167,538	$216,367
Goodwill amortization included in reported results	—	10,033	10,033

Income from continuing operations before extraordinary item and cumulative effect of accounting change—pro forma	$191,401	$177,571	$226,400

Diluted earnings per share—reported	$2.44	$2.13	$2.63
Diluted earnings per share—pro forma		2.26	2.75
Net income—as reported	$188,794	$47,736	$200,967
Goodwill amortization included in reported results	—	10,033	10,033

Net income—pro forma	$188,794	$57,769	$211,000

Diluted earnings per share—reported	$2.40	$1.41	$2.44
Diluted earnings per share—pro forma		1.54	2.56

Inventories

Inventories consisted of the following:

	December 31
	2002	2001
	In thousands
Raw materials	$71,563	$62,587
Work in process	51,919	76,524
Finished goods	422,309	382,925
Supplies	8,736	9,659

Total FIFO cost	554,527	531,695
Less excess of FIFO cost over LIFO	86,094	83,829

Inventories	$468,433	$447,866

Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 92 percent and 91 percent of the Company’s inventories at December 31, 2002 and 2001, respectively.

Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities consisted of the following:

	December 31
	2002	2001
	In thousands
Deferred tax assets (liabilities):
Property, plant and equipment	$(153,463)	$(74,094)
Postretirement benefit liability	197,151	181,713
Product warranty/liability accruals	47,582	49,807
Pensions and other employee benefits	111,698	75,056
Advertising and sales promotion accruals	10,990	8,953
Special charges	43,129	18,996
Capital losses	32,811	35,631
Other—net	6,854	12,175

	296,752	308,237
Less valuation allowance for deferred tax assets	39,115	41,813

Net deferred tax assets	$257,637	$266,424

Recognized in Consolidated Balance Sheets:
Deferred tax assets — current	$66,911	$63,557
Deferred tax assets — noncurrent	190,726	202,867

Net deferred tax assets	$257,637	$266,424

During 2001, $35.6 million of deferred tax assets and corresponding valuation allowances were established for capital losses totaling $101.8 million. The components of the capital losses were $59.5 million from the sale of Blodgett and $42.3 million from the write down of the Company’s interest in the net assets of Rongshida-Maytag. The change in the valuation allowance in 2002 compared to 2001 shown in the table above resulted from the use of capital loss carryforwards generated in 2001 from the sale of Blodgett.

Components of the provision for income taxes consisted of the following:

	Year Ended December 31
	2002	2001	2000
	In thousands
Current provision:
Federal	$26,229	$41,900	$126,319
State	2,654	7,000	10,200

	28,883	48,900	136,519

Deferred provision (benefit):
Federal	64,714	(17,611)	(17,000)
State	6,926	(1,200)	200

	71,640	(18,811)	(16,800)

Provision for income taxes	$100,523	$30,089	$119,719

The reconciliation of the United States federal statutory tax rate to the Company’s effective tax rate consisted of the following:

	Year Ended December 31
	2002	2001	2000
U.S. statutory rate applied to income from continuing operations before income taxes, minority interests, extraordinary item and cumulative effect of accounting change	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
Tax credits	(1.2)	(2.1)	(2.1)
Difference due to minority interest	(0.8)	(3.3)	(2.6)
State income taxes, net of federal tax benefit	2.1	1.7	1.9
Audit settlement	—	(19.8)	—
Amortization of goodwill	—	1.6	1.0
Other—net	(1.1)	1.1	0.4

Effective tax rate	34.0%	14.2%	33.6%

Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $12 million at December 31, 2002), taxes that would result from potential distributions have only been provided on the portion of such earnings projected to be distributed in the future. If such earnings were distributed beyond the amount for which taxes have been provided, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the United States.

Income taxes paid, net of refunds received, during 2002, 2001 and 2000 were $54 million, $31 million and $135 million, respectively.

The cumulative tax effect of the minimum pension liability adjustment component of comprehensive income was $209.4 million and $100.2 million in 2002 and 2001, respectively. The tax effects of the unrealized gains (losses) on hedges component of comprehensive income were not significant for 2002 and 2001. The tax effects of the foreign currency translation adjustment and unrealized gains (losses) on securities components of comprehensive income were recorded as deferred tax assets with corresponding valuation allowances.

Notes Payable

Notes payable at December 31, 2002 consisted of commercial paper borrowings of $178.6 million. The weighted-average interest rate on commercial paper borrowings was 2.1 percent at December 31, 2002. Notes payable at December 31, 2001 consisted of commercial paper borrowings of $148.2 million. The weighted-average interest rate on commercial paper borrowings was 3.2 percent at December 31, 2001.

The Company’s commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire May 1, 2003 and May 3, 2004, respectively. The credit agreements include financial covenants with respect to interest coverage and debt to earnings before interest, taxes, depreciation and amortization. Maytag was in compliance with these covenants as of December 31, 2002.

Long-Term Debt

Long-term debt consisted of the following:

	December 31
	2002	2001
	In thousands
Notes payable with interest payable semiannually:
Due May 15, 2002 at 9.75%	$—	$125,358
Medium-term notes, maturing from 2003 to 2010, from 6% to 9.03% with interest payable semiannually	652,230	652,230
Public Income NotES, with interest payable quarterly:
Due August 1, 2031 at 7.875%	250,000	250,000
Employee stock ownership plan notes payable semiannually through July 2, 2004 at 5.13%	14,120	21,180
Other	17,729	16,883

	934,079	1,065,651
Less current portion of long-term debt	195,312	133,586

Long-term debt	$738,767	$932,065

$68.2 million of the $652.2 medium-term notes grant the holders the right to require the Company to repurchase all or any portion of these notes at 100 percent of the principal amount thereof, together with accrued interest, following the occurrence of both a change of Company control and a credit rating decline to below investment grade.

Interest paid during 2002, 2001 and 2000 was $72.5 million, $70.1 million and $66.1 million, respectively. When applicable, the Company capitalizes interest incurred on funds used to construct property, plant and equipment. Interest capitalized during 2002 and 2001 was $1.1 million and $1.1 million, respectively and was not significant in 2000.

The aggregate maturities of long-term debt in each of the next five years and thereafter are as follows (in thousands): 2003—$195,312; 2004—$25,940; 2005—$3,928; 2006—$420,670; 2007—$8,000; thereafter—$280,229.

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

The Company enters into interest rate swap contracts to exchange the interest rate payments associated with long-term debt to variable rate payments based on LIBOR plus an agreed upon spread. For additional disclosures regarding the Company’s interest rate swap contracts, see “Financial Instruments” section in the Notes to Consolidated Financial Statements.

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31
	2002	2001
	In thousands
Warranties	$74,284	$80,742
Advertising and sales promotion	63,241	75,808
Other	90,946	117,999

Accrued liabilities	$228,471	$274,549

Warranty Reserve

Maytag provides a basic limited warranty for all of its major appliance, floor care and commercial products. The specific terms and conditions of those warranties vary depending upon the product sold. Maytag estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect Maytag’s warranty liability include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. Maytag periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes in warranty liability during 2002 are as follows:

Warranty reserve (in thousands)
Balance at December 31, 2001	$111,725
Warranties accrued during the period	108,416
Settlements made during the period	(112,884)
Changes in liability for adjustments during the period, including expirations	(6,768)

Balance at December 31, 2002	$100,489

Warranty reserve-current portion	$74,284
Warranty reserve-noncurrent portion	26,205

Total warranty reserve at December 31, 2002	$100,489

Maytag offers an optional extended warranty to consumer purchasers of its major appliances. Sales of extended warranties are recognized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue is recognized into income on a straight-line basis over the length of the extended warranty contracts. Payments on extended warranty contracts are expensed as incurred. The majority of this exposure has been transferred to a third party insurance provider. Premiums paid are recognized as deferred charges on the balance sheet and amortized to expense on a straight-line basis over the life of the extended warranty contracts.

Pension Benefits

The Company provides noncontributory defined benefit pension plans for most employees. Plans covering salaried, management and some nonunion hourly employees generally provide pension benefits that are based on an average of the employee’s earnings and credited service. Plans covering union hourly and other nonunion hourly employees generally provide benefits of stated amounts for each year of service. The Company’s funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that the Company may determine to be appropriate.

The reconciliation of the beginning and ending balances of the projected benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2002	2001
	In thousands
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,333,728	$1,197,734
Service cost	33,352	29,927
Interest cost	96,902	91,675
Amendments	4,498	14,168
Actuarial loss	104,921	38,110
Acquisition of Amana	—	45,062
Benefits paid	(92,239)	(82,525)
Curtailments/settlements	13,956	140
Other (foreign currency)	137	(563)

Benefit obligation at end of year	1,495,255	1,333,728

Change in plan assets:
Fair value of plan assets at beginning of year	881,007	1,044,940
Actual return on plan assets	(73,009)	(194,313)
Acquistion of Amana	—	45,724
Employer contributions through measurement date	138,108	67,844
Benefits paid	(92,239)	(82,525)
Other (foreign currency)	138	(663)

Fair value of plan assets at end of year	854,005	881,007

Funded status of plan	(641,250)	(452,721)
Unrecognized actuarial loss	650,541	379,661
Unrecognized prior service cost	79,006	102,229
Unrecognized transition assets	(168)	(330)
Employer contributions subsequent to measurement date	55,000	—

Net amount recognized	$143,129	$28,839

Amounts recognized in the Consolidated Balance Sheets consisted of:
Prepaid pension cost	$1,677	$1,532
Intangible pension asset	79,139	101,915
Accrued pension cost (net of contributions subsequent to measurement date)	(488,751)	(352,861)
Accumulated other comprehensive income	551,064	278,253

Net pension asset	$143,129	$28,839

As allowed by FASB Statement No. 87, “Employers’ Accounting for Pensions,” the Company uses a September 30 measurement date to compute its minimum pension liability. Subsequent to the measurement date in 2002, Maytag made a cash contribution of $55 million to the pension plan that reduced accrued pension cost on the Consolidated Balance Sheet as of December 31, 2002.

Assumptions used in determining net periodic pension cost for the plans in the United States consisted of the following:

	2002	2001	2000
Discount rates	7.50%	7.75%	7.75%
Rates of increase in compensation levels Salaried locations	4.75%	5.25%	5.25%
Nonunion hourly locations	3.25%	3.75%	3.75%
Expected long-term rate of return on assets	9.00%	9.50%	9.50%

For the valuation of projected benefit obligation at December 31, 2002 and for determining net periodic pension cost in 2003, the discount rate has been decreased to 7.0 percent and the expected long-term rate of return on assets has been decreased to 8.75 percent. The rate of increase in compensation for salaried and nonunion hourly locations has been decreased to 4.25 percent and 3.0 percent, respectively. Rates of increase in compensation for union locations are assumed to be flat because compensation is fixed by contract over multiple year periods. Assumptions for plans outside the United States are comparable to the above in all periods.

Due to an increase in the pension benefit obligation and a decrease in the fair value of the assets in 2002, the under-funded status of the pension plan increased from $452.7 million at December 31, 2001 to $641.3 million at December 31, 2002. The primary reason for the increase in the pension benefit obligation was a $104.9 million actuarial loss that resulted from the revision to the discount rate assumption. Additionally, the fair market value of the assets declined due to the fact that the employer contributions of $138.1 million were offset by benefit payments of $92.2 million and a loss on plan assets of $73.0 million.

The Company amended its pension plans in 2002, 2001 and 2000 to include several benefit improvements for plans covering both salaried and hourly employees.

The components of net periodic pension cost consisted of the following:

	Year Ended December 31
	2002	2001	2000
	In thousands
Components of net periodic pension cost:
Service cost	$33,352	$29,927	$29,190
Interest cost	96,902	91,675	88,245
Expected return on plan assets	(96,580)	(95,929)	(87,597)
Amortization of transition assets	(163)	(391)	(5,214)
Amortization of prior service cost	15,399	15,218	14,479
Recognized actuarial loss	3,651	196	991
Curtailments/ settlements	26,284	2,423	613
Portion of net periodic pension cost classified in discontinued operations	—	(882)	(1,049)

Net periodic pension cost	$78,845	$42,237	$39,658

The increase in net periodic pension cost was due in part to a curtailment charge related to the announced closing of the Galesburg manufacturing facility (see “Special Charges” section in the Notes to Consolidated Financial Statements).

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,491,420, $1,392,467 and $849,546, respectively, as of the 2002 measurement date, and $1,324,352, $1,224,027 and $871,276, respectively, as of the 2001 measurement date.

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

The reconciliation of the beginning and ending balances of the accumulated benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:

	December 31
	2002	2001
	In thousands
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$498,009	$433,403
Service cost	17,973	14,907
Interest cost	36,114	32,640
Actuarial loss	209,295	54,115
Acquisition of Amana	—	3,284
Curtailments	9,809	—
Amendments	(1,401)	(7,283)
Benefits paid	(40,597)	(33,057)

Benefit obligation at end of year	729,202	498,009

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	40,597	33,057
Benefits paid	(40,597)	(33,057)

Fair value of plan assets at end of year	—	—

Funded status of plan	(729,202)	(498,009)
Unrecognized actuarial loss	217,257	7,960
Unrecognized prior service (benefit)	(5,565)	(7,133)

Postretirement benefit liability	$(517,510)	$(497,182)

Assumptions used in determining net periodic postretirement benefit cost consisted of the following:

	2002	2001	2000
Health care cost trend rates (1):
Current year	6.50%	5.00%	5.50%
Decreasing gradually to the year 2005 and remaining thereafter	5.00%	5.00%	5.00%
Discount rates	7.50%	7.75%	7.75%

(1)	Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

For the valuation of accumulated benefit obligation at December 31, 2002 set forth in the table above, and for determining net postretirement benefit costs in 2003, the discount rate decreased to 7 percent and the health care cost trend rates were assumed to be 12 percent for 2002, 10 percent for 2003 decreasing gradually to 5 percent in 2007 and remaining thereafter.

The actuarial losses of $209.3 million and $54.1 million in the reconciliation of the 2002 and 2001 accumulated benefit obligation primarily represent the impact of the change in assumptions described above. The plans were amended in 2002 and 2001 to include additional cost sharing features for employees.

The components of net periodic postretirement cost consisted of the following:

	Year Ended December 31
	2002	2001	2000
	In thousands
Components of net periodic postretirement cost:
Service cost	$17,973	$14,907	$14,007
Interest cost	36,114	32,640	31,498
Amortization of prior service cost	(1,234)	168	(2,030)
Recognized actuarial gain	—	(1,211)	(233)
Curtailment losses	8,073	175	—
Portion of net periodic postretirement cost classified in discontinued operations	—	(196)	(189)

Net periodic postretirement cost	$60,926	$46,483	$43,053

The increase in net periodic postretirement cost was due in part to a curtailment charge related to the announced closing of the Galesburg manufacturing facility (see “Special Charges” section in the Notes to Consolidated Financial Statements).

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a one-percentage-point change in assumed health care cost trend rates consisted of the following:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	In thousands
Increase/(decrease) in total postretirement service and interest cost components	$9,758	$(8,498)
Increase/(decrease) to postretirement benefit obligation	75,819	(67,946)

Leases

The Company leases buildings, machinery, equipment and automobiles under operating leases. Rental expense for operating leases amounted to $33.3 million, $27.9 million and $23.8 million for 2002, 2001 and 2000, respectively.

Future minimum lease payments for operating leases as of December 31, 2002 consisted of the following:

Year Ending	In thousands
2003	$22,368
2004	19,156
2005	14,271
2006	11,566
2007	8,073
Thereafter	8,375

Total minimum lease payments	$83,809

Financial Instruments

The Company uses foreign currency exchange forward contracts to manage the currency exchange risk related to sales denominated in foreign currencies. The counterparties to the contracts are high credit quality international financial institutions. Forward contracts used by the Company include contracts for the exchange of Canadian and Australian dollars to U.S. dollars to hedge the sale of appliances manufactured in the United States and sold to customers in Canada and Australia. The fair values of the contracts as of December 31, 2002 and 2001, which were reflected in Other current assets of the Consolidated Balance Sheets, were $0.1 million and $0.8 million, respectively. For 2002, 2001 and 2000, the gains and losses from these contracts were not significant. As of December 31, 2002 and 2001, the Company had open foreign currency forward contracts, all with maturities of less than twelve months, in the amount of U.S. $32.9 million and U.S. $50.4 million, respectively.

The Company uses commodity swap agreements to manage the risk related to changes in the underlying material prices of component parts used in the manufacture of home and commercial appliances. The fair value of the contracts as of December 31, 2002, and 2001, which were reflected in Other current assets of the Consolidated Balance Sheets, were $0.5 million and $0.6 million, respectively. For 2002, 2001 and 2000, $0.5 million of gains, $0.9 million of losses, and $5.7 million of gains were recognized from these contracts, respectively. As of December 31, 2002 and 2001, the Company had open commodity swap contracts in the amount of U.S. $6 million and U.S. $10.5 million, respectively. Open contracts as of December 31, 2002 have maturities ranging from one month to two years.

The Company has a trading program of interest rate swaps that it marks to market each period. The swap transactions involve the exchange of Canadian variable interest and fixed interest rate instruments. As of December 31, 2002, the Company had five swap transactions outstanding that mature on June 10, 2003 with a total notional amount of $53.8 million and $61 million as of December 31, 2002 and December 31, 2001, respectively. The fair value of the swap positions of $4.7 million at December 31, 2002 and $14.9 million at December 31, 2001 is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets. The value of these individual swaps is dependent upon movements in Canadian and U.S. interest rates. As the portfolio of interest rate swaps outstanding at December 31, 2002 is configured, there would be no measurable impact on the net market value of the swap transactions outstanding with any future changes in interest rates. In 2002, 2001 and 2000, the Company incurred net interest expense of $0.2 million, $1.3 million and $1.5 million, respectively, in connection with these swap transactions. The payments made or received as well as the mark to market adjustment are recognized in the Interest expense component of the Consolidated Statements of Income.

The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. To manage associated cost of this debt, the Company enters into interest rate swaps, in which the Company agrees to exchange, at specified intervals, the difference between interest amounts calculated by reference to an agreed upon notional principal amount. These swap contracts are used to hedge the fair value of certain medium term notes. The contracts are a perfect hedge as their terms, interest rates and payment dates exactly match the underlying debt. At December 31, 2002 and 2001, the Company had outstanding interest rate swap agreements with notional amounts totaling $250 million. Under these agreements, the Company receives weighted average fixed interest rates of 7.32 percent and pays floating interest rates based on LIBOR rates plus an agreed upon spread, or a weighted average interest rate of 5.63 percent, as of December 31, 2002. Maytag had interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations with a fair market value as of December 31, 2002 and December 31, 2001 of $9.3 million and $10.9 million, respectively. The fair value of the hedge instruments and the underlying debt obligations are reflected as Other noncurrent assets and Long-term debt of the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the Interest expense component of the Consolidated Statements of Income. Payments made or received are recognized in Interest expense.

Financial instruments that subject the Company to concentrations of credit risk primarily consist of accounts receivable from customers. The majority of the Company’s sales are derived from the home appliances segment that sells predominantly to retailers. These retail customers range from major national retailers to independent retail dealers and distributors. In some instances, the Company retains a security interest in the product sold to customers. While the Company has experienced losses in collection of accounts receivable due to business failures in the retail environment, the assessed credit risk for existing accounts receivable is provided for in the allowance for doubtful accounts.

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

The carrying amounts and fair values of the Company’s financial instruments, consisted of the following:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	In thousands
Cash and cash equivalents	$8,106	$8,106	$109,370	$109,370
Accounts receivable	586,447	586,447	618,101	618,101
Notes payable	(178,559)	(178,559)	(148,247)	(148,247)
Long-term debt	(934,079)	(995,804)	(1,065,651)	(1,085,138)
Interest rate swaps-trading	(4,703)	(4,703)	(14,876)	(14,876)
Interest rate swaps-non-trading	9,257	9,257	10,949	10,949
Foreign currency contracts	90	90	831	831
Commodity swap contracts	531	531	643	643

For additional disclosures regarding the Company’s notes payable, see the “Notes Payable” section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company’s long-term debt, see the “Long Term Debt” section in the Notes to Consolidated Financial Statements.

Minority Interests

In 1999, the Company together with two newly established business trusts, issued units comprised of preferred securities of each Maytag Trust that provided for per annum distributions and a purchase contract requiring the unitholder to purchase shares of Maytag common stock from the Company. An outside investor purchased the units for a noncontrolling interest in the Maytag Trusts in the aggregate for $200 million. The Maytag Trusts used the proceeds from the sale of the units to purchase Maytag debentures. The terms of the debentures paralleled the terms of the preferred securities issued by the Maytag Trusts. For the year ended December 31, 2000, income attributed to such noncontrolling interest was reflected in Minority Interests in the Consolidated Statements of Income. Effective June 30, 2001, the outside investor’s noncontrolling interest in the Maytag Trust of $200 million was reflected in long-term debt. The income attributable to such noncontrolling interest was reflected as Interest expense in the third quarter of 2001. In September 2001, the Company terminated the Maytag Trusts in a transaction that included an early retirement of $200 million of this long-term debt at an after-tax cost of $5.2 million (net of an income tax benefit of $2.9 million) that was reflected as an extraordinary item on the Consolidated Statements of Income (see “Cumulative Effect of Accounting Change” section in the Notes to Consolidated Financial Statements regarding the accounting for the purchase contracts).

In the third quarter of 1997, the Company and a wholly-owned subsidiary of the Company contributed intellectual property and know-how with an appraised value of $100 million and other assets with a market value of $54 million to Anvil Technologies LLC (“LLC”), a newly formed Delaware limited liability company. An outside investor purchased from the Company a noncontrolling, member interest in the LLC for $100 million. The Company’s objective in this transaction was to raise low-cost, equity funds. For financial reporting purposes, the results of the LLC (other than those eliminated in consolidation) were included in the Company’s consolidated financial statements. The Credit Facility underlying the structure matured on June 30, 2002 and the Company purchased the noncontrolling interest in Anvil Technologies LLC from the outside investor for $99.9 million. Maytag financed this purchase with commercial paper classified as Notes payable on the Consolidated Balance Sheet.

The income attributable to the noncontrolling interests reflected in Minority interests in the Consolidated Statements of Income consisted of the following:

	Year Ended December 31
	2002	2001	2000
	In thousands
Maytag Trusts	$—	$(6,963)	$(13,063)
Anvil Technologies LLC	(3,732)	(7,494)	(7,505)

Minority interests	$(3,732)	$(14,457)	$(20,568)

The outside investors’ noncontrolling interest reflected in Minority interests in the Consolidated Balance Sheets consisted of the following:

	Year Ended December 31
	2002	2001
	In thousands
Anvil Technologies LLC.	$—	$100,142

Stock Plans

In 2002, the shareowners approved the 2002 Employee and Director Stock Incentive Plan that authorizes the issuance of up to 3.3 million shares of common stock of which no more than 0.5 million shares may be granted as restricted stock, freestanding Stock Appreciation Rights, performance shares or other awards. The Board of Director’s Compensation Committee establishes the vesting period and terms of stock options granted. Generally, the options become exercisable one to three years after the date of grant and have a maximum term of 10 years. There are stock options outstanding that were granted under previous plans with terms similar to the 2002 plan. Stock options granted under a previous Non-Employee Directors’ Stock Option Plan are immediately exercisable upon grant and generally have a maximum term of five years.

In the event of a change of Company control, all outstanding stock options become immediately exercisable under the above described plans. There were 2,452,909 and 1,427,240 shares available for future stock grants at December 31, 2002 and 2001, respectively.

The Company has elected to follow APB 25, “Accounting for Stock Issued to Employees,” and recognizes no compensation expense for stock options as the option price under the plan equals or is greater than the fair market value of the underlying stock at the date of grant. Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model.

The Company’s weighted-average assumptions consisted of the following:

	2002	2001	2000
Risk-free interest rate	3.52%	4.08%	5.94%
Dividend yield	2.55%	2.28%	2.13%
Stock price volatility factor	0.35	0.30	0.30
Weighted-average expected life (years)	5	5	5
Weighted-average fair value of options granted-stock price equals grant price	$7.64	$7.60	$9.99
Weighted-average fair value of options granted-stock price greater than grant price	—	$6.41	—

For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options’ vesting period.

The Company’s pro forma information consisted of the following:

	2002	2001	2000
	In thousands except per share data
Net income, as reported	$188,794	$47,736	$200,967
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,802)	(8,554)	(11,686)

Pro forma net income	$179,992	$39,182	$189,281

Basic earnings per share—as reported	$2.43	$0.62	$2.58
Diluted earnings per share—as reported	$2.40	$1.41	$2.44
Basic earnings per share—pro forma	$2.32	$0.51	$2.43
Diluted earnings per share-pro forma	$2.29	$1.30	$2.30

Stock option activity consisted of the following:

	Average Price	Option Shares
Outstanding December 31, 1999	$32.44	6,837,463
Granted-stock price equals grant price	30.21	1,700,170
Exercised	17.70	(243,105)
Canceled or expired	30.86	(123,111)

Outstanding December 31, 2000	32.71	8,171,417
Granted-stock price equals grant price	29.35	1,269,649
Granted-stock price greater than grant price	39.12	353,691
Exercised	19.61	(429,240)
Canceled or expired	44.95	(691,071)

Outstanding December 31, 2001	32.16	8,674,446
Granted-stock price equals grant price	27.18	834,750
Exercised	21.44	(1,101,875)
Canceled or expired	38.04	(647,519)

Outstanding December 31, 2002	32.65	7,759,802

Exercisable options:
December 31, 2000	23.54	3,835,022
December 31, 2001	29.45	4,739,944
December 31, 2002	35.11	5,061,748

Information with respect to stock options outstanding and stock options exercisable as of December 31, 2002 consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.25–$16.00	161,395	1.4	$15.79	161,395	$15.79
$17.63–$24.63	1,064,915	3.5	18.58	1,064,915	18.58
$25.00–$26.00	750,200	9.9	25.58	—	—
$27.34–$35.57	3,449,040	7.5	29.86	1,534,986	31.27
$40.46–$47.21	2,119,059	6.6	45.45	2,085,259	45.47
$52.22–$70.94	215,193	5.0	58.44	215,193	58.44

	7,759,802			5,061,748

The Company issued restricted stock and stock units to certain executives that vest over a three-year period based on achievement of pre-established financial objectives. Restricted stock was paid out in shares and the stock units were paid out in cash. Restricted stock shares outstanding at the end of 2001 and 2000 were 39,235 and 120,966, respectively. Restricted stock units outstanding at the end of 2001 and 2000 were 27,655 and 84,199, respectively. The expense for the anticipated restricted stock and stock unit payout was amortized over the three-year vesting period and adjusted based on actual performance compared to the pre-established financial objectives. In 2000, the Company adopted a Performance Incentive Award Program with a cash payout that replaced the restricted stock program; therefore there was no restricted stock outstanding as of December 31, 2002

Employee Stock Ownership Plan

The Company established an Employee Stock Ownership Plan (ESOP) and a related trust issued debt and used the proceeds to acquire shares of the Company’s stock for future allocation to ESOP participants. ESOP participants generally consist of all United States employees except certain groups covered by a collective bargaining agreement. The Company guarantees the ESOP debt and reflects it in the Consolidated Balance Sheets as Long-term debt with a related amount shown in the Shareowners’ equity section as part of Employee stock plans. Dividends earned on the allocated and unallocated ESOP shares are used to service the debt. The Company is obligated to make annual contributions to the ESOP trust to the extent the dividends earned on the shares are less than the debt service requirements. As the debt is repaid, shares are released and allocated to plan participants based on the ratio of the current year debt service payment to the total debt service payments over the life of the loan. If the shares released are less than the shares earned by the employees, the Company contributes additional shares to the ESOP trust to meet the shortfall. All shares held by the ESOP trust are considered outstanding for earnings per share computations and dividends earned on the shares are recorded as a reduction to retained earnings.

The ESOP shares held in trust consisted of the following:

	December 31
	2002	2001
Original shares held in trust:
Released and allocated	2,469,377	2,366,589
Unreleased shares (fair value; 2002—$11,051,331; 2001—$15,221,891)	387,766	490,554

	2,857,143	2,857,143
Additional shares contributed and allocated	1,172,471	895,144
Shares withdrawn	(1,085,719)	(861,564)

Total shares held in trust	2,943,895	2,890,723

The components of the total contribution to the ESOP trust consisted of the following:

	Year Ended December 31
	2002	2001	2000
	In thousands
Debt service requirement	$3,983	$8,238	$8,600
Dividends earned on ESOP shares	(1,014)	(2,042)	(2,086)

Cash contribution to ESOP trust	2,969	6,196	6,514
Fair market value of additional shares contributed	8,194	4,257	3,133

Total contribution to ESOP trust	$11,163	$10,453	$9,647

The components of expense recognized by the Company for the ESOP contribution consisted of the following:

	December 31
	2002	2001	2000
	In thousands
Contribution classified as interest expense	$453	$1,178	$1,540
Contribution classified as compensation expense	10,710	9,275	8,107

Total expense for the ESOP contribution	$11,163	$10,453	$9,647

Shareowners’ Equity

The share activity of the Company’s common stock consisted of the following:

	December 31
	2002	2001	2000
	In thousands
Common stock
Balance at beginning and end of period	117,151	117,151	117,151
Treasury stock
Balance at beginning of period	(40,287)	(40,910)	(34,626)
Purchase of common stock for treasury	—	(400)	(6,546)
Stock issued under stock option plans	1,103	427	254
Stock issued under restricted stock awards, net	(31)	4	8
Additional ESOP shares issued	352	92	—
Stock issued in business acquisition	—	500	—

Balance at end of period	(38,863)	(40,287)	(40,910)

During 2001 and 2000, the Company repurchased 0.4 million and 6.5 million shares associated with its share repurchase program at a cost of $28 million and $358 million, respectively.

Pursuant to a Shareholder Rights Plan approved by the Company in 1998, each share of common stock carries with it one Right. Until exercisable, the Rights are not transferable apart from the Company’s common stock. When exercisable, each Right entitles its holder to purchase one one-hundredth of a share of preferred stock of the Company at a price of $165. The Rights will only become exercisable if a person or group acquires 20 percent (which may be reduced to not less than 10 percent at the discretion of the Board of Directors) or more of the Company’s common stock. In the event the Company is acquired in a merger or 50 percent or more of its consolidated assets or earnings power are sold, each Right entitles the holder to purchase common stock of either the surviving or acquired company at one-half its market price. The Rights may be redeemed in whole by the Company at a purchase price of $0.01 per Right. The preferred shares will be entitled to 100 times the aggregate per share dividend payable on the Company’s common stock and to 100 votes on all matters submitted to a vote of shareowners. The Rights expire May 2, 2008.

Supplementary Expense Information

Advertising costs and research and development expenses consisted of the following:

	Year Ended December 31
	2002	2001	2000
	In thousands
Advertising costs	$150,374	$137,654	$117,448
Research and development expenses	110,554	84,837	71,788

Earnings Per Share

The computation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31
	2002	2001	2000
	In thousands
Numerator for basic and diluted earnings per share—income from continuing operations before extraordinary item and cumulative effect of accounting change	$191,401	$167,538	$216,367

Numerator for basic and diluted loss per share—discontinued operations	$(2,607)	$(110,904)	$(15,400)

Numerator for basic and diluted loss per share—extraordinary item—loss on early retirement of debt	$—	$(5,171)	$—

Numerator for basic loss per share—cumulative effect of accounting change	$—	$(3,727)	$—
Adjustment for put options marked to market	—	63,092	—

Numerator for diluted earnings per share—cumulative effect of accounting change	$—	$59,365	$—

Numerator for basic earnings per share—net income	$188,794	$47,736	$200,967
Adjustment for put options marked to market	—	63,092	—

Numerator for diluted earnings per share—net income	$188,794	$110,828	$200,967

Denominator for basic earnings per share—weighted-average shares	77,735	76,419	77,860
Effect of dilutive securities:
Stock option plans	769	705	882
Restricted stock awards	—	—	87
Put options	—	1,441	3,596

Potential dilutive common shares	769	2,146	4,565

Denominator for diluted earnings per share—adjusted weighted-average shares	78,504	78,565	82,425

FASB Statement No. 128, “Earnings Per Share,” requires that income from continuing operations before extraordinary item and cumulative effect of accounting change be used as the control number in determining whether potential common shares are dilutive or anti-dilutive to earnings per share. The 2001 cumulative effect of accounting change has two components: $63.1 million expense related to the recognition of the put option obligation and $59.4 million income related to the recognition of the purchase contracts asset (see discussion in “Cumulative Effect of Accounting Change” section in the Notes to Consolidated Financial Statements). The common shares related to the purchase contracts asset were excluded from diluted average shares outstanding as they were anti-dilutive to earnings per share from continuing operations before extraordinary item and cumulative effect of accounting change. The common shares related to the put option obligation were included in diluted average shares outstanding as they were dilutive to earnings per share from continuing operations before extraordinary item and cumulative effect of accounting change. Therefore, the expense associated with the put option obligation was excluded from the numerator in the calculation of diluted earnings per share for the cumulative effect of accounting change as the associated common shares were required to be included in the denominator.

For additional disclosures regarding stock plans, see the “Stock Plans” section in the Notes to Consolidated Financial Statements.

Environmental Remediation

The operations of the Company are subject to various federal, state and local laws and regulations intended to protect the environment, including regulations related to air and water quality and waste handling and disposal. The Company has received notices from the U.S. Environmental Protection Agency, state agencies and/or private parties seeking contribution, that it has been identified as a “potentially responsible party” (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to such sites. The Company’s ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. The Company also has responsibility, subject to specific contractual terms, for environmental claims for assets or businesses that have previously been sold.

While it is possible the Company’s estimated undiscounted obligation of approximately $5 million for future environmental costs may change in the near term, the Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The accrual for environmental liabilities is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets.

Commitments and Contingencies

The Company has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. The Company’s legal department estimates the costs to settle pending litigation, including legal expenses, based on its experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. It is possible, however, that future results of operations, for any particular quarterly or annual period, could be materially affected by changes in Maytag’s estimates.

At December 31, 2002, the Company has outstanding commitments for capital expenditures of $97.7 million. As of December 31, 2002 the Company had approximately $49 million in stand-by letters of credit primarily associated with the requirement to fund certain unqualified pension plans in the event of a change in control.

Segment Reporting

The Company has two reportable segments: home and commercial appliances. The Company’s home appliances segment manufactures and sells appliances (laundry products, dishwashers, refrigerators, cooking appliances and floor care products). These products are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets.

The Company’s commercial appliances segment manufactures and sells commercial cooking and vending equipment. These products are sold primarily to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets.

The Company’s reportable segments are distinguished by the nature of products manufactured and sold and types of customers.

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

Financial information for the Company’s reportable segments consisted of the following:

	Year Ended December 31
	2002	2001	2000
	In thousands
Net sales
Home appliances	$4,421,328	$3,954,890	$3,609,290
Commercial appliances	244,703	230,161	282,210

Consolidated total	$4,666,031	$4,185,051	$3,891,500

Operating income
Home appliances	$395,712	$324,646	$478,137
Commercial appliances	13,041	5,755	29,532

Total for reportable segments	408,753	330,401	507,669
Corporate	(49,258)	(41,249)	(67,954)

Consolidated total	$359,495	$289,152	$439,715

Capital expenditures
Home appliances	$215,023	$131,777	$133,809
Commercial appliances	13,812	7,919	3,665

Total for reportable segments	228,835	139,696	137,474
Corporate	929	5,873	15,124

Consolidated total	$229,764	$145,569	$152,598

Depreciation and amortization
Home appliances	$150,356	$145,243	$132,858
Commercial appliances	4,993	6,299	5,653

Total for reportable segments	155,349	151,542	138,511
Corporate	8,359	7,433	5,525

Consolidated total	$163,708	$158,975	$144,036

Goodwill, less allowance for depreciation
Home appliances	$265,802	$245,251	$254,359
Commercial appliances	15,150	15,150	16,075

Total for reportable segments	$280,952	$260,401	$270,434

Total assets
Home appliances	$2,304,219	$2,264,575	$1,793,626
Commercial appliances	117,600	103,034	104,964

Total for reportable segments	2,421,819	2,367,609	1,898,590
Corporate	544,326	613,541	326,266
Discontinued operations	138,104	149,901	422,605

Consolidated total	$3,104,249	$3,131,051	$2,647,461

In 2002, application of the nonamortization provisions of Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001, resulted in an increase in operating income of $9.1 and $0.9 for the Home appliances and Commercial appliances segment, respectively. In 2002, the Company recorded special charges of $67.1 million and an $8.3 million gain on the sale of a distribution center in operating income of the Home appliances segment. The Home appliances segment included a full year of net sales from Amana that was acquired effective

August 1, 2001. Maytag integrated Amana activities within its existing appliance organization during 2002, and Amana’s 2002 earnings are not distinguishable. For 2001, the Home appliances segment included $294.8 million of Amana net sales. In 2001, the Company recorded special charges in operating income of $9.8 million with $7.9 million, $0.7 million and $1.2 million recorded in Home appliances, Commercial appliances and Corporate, respectively. In 2000, the Company recorded special charges in operating income of $39.9 million with $19.7 million and $20.2 million recorded in Home appliances and Corporate, respectively. For additional disclosures regarding the special charges, see the “Special Charges” section in the Notes to Consolidated Financial Statements. Corporate assets include such items as deferred tax assets, intangible pension assets and other assets.

During the third quarter of 2002, Maytag finalized the valuation of Amana’s net assets that were purchased August 1, 2001. As a result, $21 million of goodwill was recorded in the third quarter of 2002. The purchase contract contains a price adjustment mechanism that, when ultimately settled, could result in a change in this goodwill amount.

The reconciliation of segment profit to consolidated income from continuing operations before income taxes, minority interests, extraordinary items and cumulative effect of accounting change consisted of the following:

	Year Ended December 31
	2002	2001	2000
	In thousands
Total operating income for reportable segments	$408,753	$330,401	$507,669
Corporate	(49,258)	(41,249)	(67,954)
Interest expense	(62,390)	(64,828)	(60,309)
Loss on securities	—	(7,230)	(17,600)
Other—net	(1,449)	(5,010)	(5,152)

Income from continuing operations, before income taxes, minority interests, extraordinary item and cumulative effect of accounting change	$295,656	$212,084	$356,654

Financial information related to the Company’s continuing operations by geographic area consisted of the following:

	Year Ended December 31
	2002	2001	2000
	In thousands
Net sales
United States	$4,191,399	$3,815,213	$3,523,843
Other countries	474,632	369,838	367,657

Consolidated total	$4,666,031	$4,185,051	$3,891,500

	Year Ended December 31
	2002	2001	2000
	In thousands
Long-lived assets
United States	$1,046,263	$1,029,113	$857,008
Other countries	19,845	6,622	7,054

Consolidated total	$1,066,108	$1,035,735	$864,062

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment. Sales to Sears, Roebuck and Co. represented 13%, 12% and 12% of consolidated net sales in 2002, 2001 and 2000, respectively. Within the commercial appliances segment, the Company’s vending equipment sales are dependent upon a few major soft drink suppliers. The loss of one or more of these customers could have a significant adverse effect on the commercial appliances segment.

The Company uses basic raw materials such as steel, copper, aluminum, rubber and plastic in its manufacturing processes in addition to purchased motors, compressors, timers, valves and other components. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The number of employees of the Company in the home appliances segment as of December 31, 2002 and 2001 were 19,378 and 20,288, respectively. Approximately 44 percent and 43 percent of these employees were covered by collective bargaining agreements as of December 31, 2002, respectively. The number of employees of the Company in the commercial appliances segment as of December 31, 2002 and 2001 were 1,265 and 1,293, respectively.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations consisted of the following:

	December 31	September 30	June 30	March 31
	In thousands, except per share data
2002
Net sales (1)	$1,127,401	$1,168,032	$1,192,955	$1,177,643
Gross profit (2)	232,943	244,425	267,804	259,430
Income from continuing operations before extraordinary item and cumulative effect of accounting change (2)	3,971	61,020	68,329	58,081
Basic earnings per share	0.05	0.78	0.88	0.75
Diluted earnings per share	0.05	0.78	0.86	0.75
Net income (loss) (2) & (3)	3,253	60,789	67,988	56,764
Basic earnings (loss) per share	0.04	0.78	0.87	0.74
Diluted earnings (loss) per share	0.04	0.77	0.86	0.73

2001
Net sales (1)	$1,098,880	$1,132,554	$975,200	$978,417
Gross profit	233,036	219,468	193,658	218,680
Income from continuing operations before extraordinary item and cumulative effect of accounting change (4)	23,790	37,491	27,672	78,585
Basic earnings per share	0.31	0.49	0.36	1.03
Diluted earnings per share	0.31	0.48	0.35	0.99
Net income (loss) (4) & (5)	(20,678)	(29,671)	21,807	76,278
Basic earnings (loss) per share	(0.27)	(0.39)	0.29	1.00
Diluted earnings (loss) per share (6)	(0.27)	(0.38)	1.08	0.96

(1)	Amana was acquired effective August 1, 2001. Amana activities were integrated within Maytag’s existing appliance organization during 2002, and Amana’s 2002 net sales are not distinguishable. The third and fourth quarter of 2001 include net sales of Amana of $142.7 million and $152.1 million, respectively. The results of operations were not significant to the periods presented.

(2)

The third quarter of 2002 includes a $5.5 million after-tax ($8.3 million pre-tax included in gross profit) gain on the sale of a distribution center. The fourth quarter of 2002 includes a $44.3 million after-tax ($67.1 million pre-tax) special charge associated with the closing of Maytag’s refrigeration plant located in Galesburg, Illinois. Application of the nonamortization provisions of Statement No. 142, “Goodwill and

Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001, resulted in an increase in income from continuing operations and net income of approximately $2.5 million for the first, second, third and fourth quarters of 2002, respectively.

(3)	Includes the results of discontinued operations that were a $1.3 million loss, $0.3 million loss, $0.2 million loss and $0.7 million loss for the first, second, third and fourth quarters of 2002, respectively.

(4)	The fourth quarter of 2001 includes a $6.2 million after-tax ($9.8 million pre-tax) special charge associated with a salaried workforce reduction and asset write-downs and a $7.2 million special charge for loss on securities. The first quarter of 2001 includes a one-time tax credit of $42 million.

(5)	Includes the results of discontinued operations that were a $2.3 million loss, $2.1 million loss, $62.0 million loss and $44.5 million loss for the first, second, third and fourth quarters of 2001, respectively. The fourth quarter 2001 discontinued loss of $44.5 million includes a $42.3 million provision for impairment of the China joint venture. The third quarter 2001 discontinued loss of $62.0 million includes a $59.5 million loss on the sale of Blodgett.

The third quarter of 2001 includes $5.2 million extraordinary item-loss on early retirement of debt. The second quarter of 2001 includes a $3.7 million loss on cumulative effect of accounting change.

(6)	In the second quarter of 2001, the calculation of diluted earning per share as prescribed by Statement No. 128, “Earnings Per Share” resulted in a $63.1 million adjustment to the numerator that significantly increased diluted earnings per share. The adjustment was related to the adoption of EITF 00-19 that required the put options associated with the Maytag Trusts to be recorded as liabilities on the balance sheet (see “Earnings Per Share” and “Cumulative Effect of Accounting Change” in the Notes to Consolidated Financial Statements).

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Information concerning directors and officers on pages 5 through 10 of the Proxy Statement of the Company is incorporated herein by reference. Additional information concerning executive officers of the Company is included under “Executive Officers of the Registrant” included in Part I, Item 4.

Item 11.     Executive Compensation.

Information concerning executive compensation on pages 21 through 28 of the Proxy Statement is incorporated herein by reference; provided that the information contained in the Proxy Statement under the heading “Compensation Committee Report on Executive Compensation” is specifically not incorporated herein by reference. Information concerning director compensation on page 8 of the Proxy Statement is incorporated herein by reference, provided that the information contained in the Proxy Statement under the headings “Shareholder Return Performance” and “Other Matters” is specifically not incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The security ownership of certain beneficial owners and management is incorporated herein by reference from pages 8 through 10 of the Proxy Statement. Information as of December 31, 2002 concerning compensation plans for which equity securities of the Company are authorized for issuance is incorporated herein by reference to the information contained under the heading “Equity Compensation Plan Information” on page 23 of the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference from pages 5 through 7 of the Proxy Statement.

Item 14.     Controls and Procedures

Within the 90 days prior to the date of the filing of this report, Maytag carried out an evaluation, under the supervision and with the participation of Maytag’s management, including Maytag’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Maytag’s disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Maytag’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Maytag’s periodic SEC filings relating to Maytag (including its consolidated subsidiaries).

There were no significant changes in Maytag’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 61.

(3) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Exhibits” on pages 62 through 65.

(b) There were no Form 8-K filings during the fourth quarter of 2002.

(c) Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Exhibits” on pages 62 through 65.

(d) Financial Statement Schedules—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 61.

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

/s/    Steven H. Wood

Steven H. Wood

Executive Vice President and
Chief Financial Officer

/s/    Barbara R. Allen

Barbara R. Allen

Director

/s/    Lester Crown

Lester Crown

Director

/s/    Wayland R. Hicks

Wayland R. Hicks

Director

/s/    W. Ann Reynolds

W. Ann Reynolds

Director

/s/    Neele E. Stearns, Jr.

Neele E. Stearns, Jr.

Director

/s/    Roy A. Rumbough, Jr.

Roy A. Rumbough, Jr.

Vice President and Controller

/s/    Howard L. Clark Jr.

Howard L. Clark, Jr. Director

/s/    Ralph F. Hake

Ralph F. Hake

Director, Chairman and Chief Executive Officer

/s/    William T. Kerr

William T. Kerr

Director

/s/    Bernard G. Rethore

Bernard G. Rethore

Director

/s/    Fred G. Steingraber

Fred G. Steingraber

Director

CERTIFICATION REQUIRED BY RULE 13a-14 OR RULE 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Ralph F. Hake, certify that:

1. I have reviewed this annual report on Form 10-K of Maytag Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/    Ralph F. Hake

Ralph F. Hake

Chairman and Chief Executive Officer

CERTIFICATION REQUIRED BY RULE 13a-14 OR RULE 15d-14 OF THE

SECURITIES EXCHANGE ACT OF 1934

I, Steven H.Wood, certify that:

1. I have reviewed this annual report on Form 10-K of Maytag Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Steven H. Wood
Steven H. Wood
Executive Vice President and Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

Item 15(a)(1), (2) and (3), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

LIST OF EXHIBITS

FINANCIAL STATEMENT SCHEDULES

Year Ended December 31, 2002

MAYTAG CORPORATION

NEWTON, IOWA

FORM 10-K—ITEM 15(a)(1), (2) AND ITEM 15(d)

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

FORM 10-K—ITEM 14(a) (3) AND ITEM 14(c)

MAYTAG CORPORATION

LIST OF EXHIBITS

The following exhibits are filed herewith or incorporated by reference. Items indicated by (1) are considered a compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

Exhibit Number	Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission
2(a)	Asset Purchase Agreement dated June 4, 2001 among Registrant, Maytag Worldwide, N.V., Amana Appliance Company, L.P. and Goodman Global Holdings, Inc.	Current Report on Form 8-K dated July 19, 2001, Exhibit 2.1.

2(b)	Amendment No. 1 to the Asset Purchase Agreement dated July 31, 2001 among Registrant, Maytag Worldwide, N.V., Amana Appliance Company, L.P. and Goodman Global Holdings, Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Exhibit 2.2.

3(a)	Restated Certificate of Incorporation of Registrant.	1993 Annual Report on Form 10-K

3(b)	Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant.	1988 Annual Report on Form 10-K.

3(c)	Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock of Registrant.	1988 Annual Report on Form 10-K.

3(d)	Certificate of Amendment to Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant.	1997 Annual Report on Form 10-K

3(e)	By-Laws of Registrant, as amended through February 10, 2000.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

4(a)	Rights Agreement dated as of February 12, 1998 between Registrant and Harris Trust and Savings Bank.	Form 8-A dated February 12, 1998, Exhibit 1.

4(b)	Letter to Shareholders dated February 12, 1998 relating to the adoption of a shareholders rights plan with attachments.	Current Report on Form 8-K dated February 12, 1998, Exhibit 1.

4(c)	Indenture dated as of June 15, 1987 between Registrant and The First National Bank of Chicago.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

4(d)	First Supplemental Indenture dated as of September 1, 1989 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated Sept. 28, 1989, Exhibit 4.3.

Exhibit Number	Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission
4(e)	Second Supplemental Indenture dated as of November 15, 1990 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated November 29, 1990.

4(f)	Third Supplemental Indenture dated as of August 20, 1996 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated August 20, 1996.

4(g)	Fifth Supplemental Indenture dated as of June 3, 1999 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated June 3, 1999, Exhibit 4.1.

4(h)	Eighth Supplemental Indenture dated as of August 8, 2001 between the Registrant and Bank One, National Association, formerly known as The First National Bank of Chicago.	Current Report on Form 8-K dated August 9, 2001, Exhibit 4.1.

4(i)	Ninth Supplemental Indenture dated as of October 30, 2001 between the Registrant and Bank One, National Association.	Current Report on Form 8-K dated October 31, 2001, Exhibit 4.1.

4(j)	Credit Agreement (3-Year) Dated as of May 3, 2001 among Registrant, the various banks and Bank of Montreal, Chicago Branch as Administrative Agent.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 4.1.

4(k)	First Amendment to Credit Agreement (3-Year) Dated as of May 2, 2002 among Registrant, the various banks and Bank of Montreal, Chicago Branch as Administrative Agent.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Exhibit 10.2.

4(l)	Credit Agreement (364-Day) Dated as of May 3, 2001 among Registrant, the various banks and Bank of Montreal, Chicago Branch as Administrative Agent.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 4.2.

4(m)	First Amendment to Credit Agreement (364-Day) Dated as of May 2, 2002 among Registrant, the various banks and Bank of Montreal, Chicago Branch as Administrative Agent.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Exhibit 10.3.

10(a1)	Change of Control Agreements (1).	2001 Annual Report on Form 10-K

10(a2)	Change of Control Agreements (1).	2000 Annual Report on Form 10-K

10(b)	Executive Severance Agreement dated June 19, 2001 (1).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit Number	Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission
10(c)	1989 Non-Employee Directors Stock Option Plan (1).	Exhibit A to Registrant’s Proxy Statement dated March 18, 1990.

10(d)	1992 Stock Option Plan for Executives and Key Employees (1).	Exhibit A to Registrant’s Proxy Statement dated March 16, 1992.

10(e)	Directors Deferred Compensation Plan (1).	Amendment No. 1 on Form 8 dated April 5, 1990 to 1989 Annual Report on Form 10-K.

10(f)	1996 Employee Stock Incentive Plan (1).	Exhibit A to Registrant’s Proxy Statement dated March 20, 1996.

10(g)	1988 Capital Accumulation Plan for Key Employees (1). (Superseded by Deferred Compensation Plan, as amended and restated effective January 1, 1996)	Amendment No. 1 on Form 8 dated April 5, 1990 to 1989 Annual Report on Form 10-K.

10(h)	Maytag Deferred Compensation Plan, as amended and restated effective January 1, 1996.	1995 Annual Report on Form 10-K.

10(i)	Directors Retirement Plan (1).	Amendment No. 1 on Form 8 dated April 5, 1990 to 1989 Annual Report on Form 10-K.

10(j)	1998 Non-Employee Directors’ Stock Option Plan (1).	Exhibit A to Registrant’s Proxy Statement dated April 2, 1998.

10(k)	2000 Employee Stock Incentive Plan (1).	Exhibit A to Registrant’s Proxy Statement dated April 3, 2000.

10(l)	Executive Agreement dated May 7, 2001(1).	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 10.3.

10(m)	Maytag Deferred Compensation Plan (as adopted effective January 1, 2003) (As amended January 17, 2003)	2002 Annual Report on 10-K.	X

Exhibit Number	Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission
10(n)	2002 Employee and Director Stock Incentive Plan (as amended August 8, 2002).	2002 Annual Report on 10-K.	X

12	Computation of Ratio of Earnings to Fixed Charges		X

21	List of Subsidiaries of the Registrant.		X

23	Consent of Independent Auditors.		X

99.1	Certification by Ralph F. Hake, Chief Executive Officer		X

99.2	Certification by Steven H. Wood, Chief Financial Officer		X

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MAYTAG CORPORATION

THOUSANDS OF DOLLARS

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts-Describe		Deductions- Describe		Balance at End of Period
Year ended December 31, 2002
Allowance for doubful accounts receivable					$10,223	(1)
					(6	)(2)

	$24,121	$14,104	$(3,557	)(3)	$10,217		$24,451

Year ended December 31, 2001
Allowance for doubful accounts receivable					$2,520	(1)
					12	(2)

	$15,583	$6,079	$4,991	(3)	$2,532		$24,121

Year ended December 31, 2000
Allowance for doubful accounts receivable					$2,865	(1)
					17	(2)

	$16,397	$2,068			$2,882		$15,583

Footnotes:

(1)	Uncollectible accounts written off
(2)	Effect of foreign currency translation
(3)	Result of acquisition of Amana effective August 1, 2001 and finalization of purchase accounting in 2002