Form 10-Q
period 2003-03-31
MAYTAG CORP
filed 2003-05-08
CIK 63541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________

                          Commission file number 1-655

                               MAYTAG CORPORATION

A Delaware Corporation             I.R.S. Employer Identification No. 42-0401785

                403 West Fourth Street North, Newton, Iowa 50208

                   Registrant's telephone number: 641-792-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___
                                      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes X No___
                                                            ---

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003:

                   Common Stock, $1.25 par value - 78,334,052
                   ------------------------------------------

                               MAYTAG CORPORATION
                          Quarterly Report on Form 10-Q
                          Quarter Ended March 31, 2003

                                      INDEX

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Income ...........................................................      3

        Consolidated Balance Sheets .................................................................      4

        Consolidated Statements of Cash Flows .......................................................      5

        Notes to Consolidated Financial Statements ..................................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .......     14

Item 3. Quantitative and Qualitative Disclosures about Market Risk ..................................     19

Item 4. Controls and Procedures .....................................................................     19

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ............................................................     20

        Signatures ..................................................................................     21

        Certifications ..............................................................................     22

Part I   FINANCIAL INFORMATION
Item 1.  Financial Statements

                               MAYTAG CORPORATION
                        Consolidated Statements of Income

                                                                                                           Three Months Ended
                                                                                                                 March 31
                                                                                                    --------------------------------
In thousands, except per share data                                                                     2003                2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                           $ 1,136,006         $ 1,177,643
Cost of sales                                                                                           935,886             918,213
                                                                                                    --------------------------------
   Gross profit                                                                                         200,120             259,430
Selling, general and administrative expenses                                                            122,543             152,191
Restructuring charges                                                                                     9,387                   -
                                                                                                    --------------------------------
   Operating income                                                                                      68,190             107,239
Interest expense                                                                                        (13,779)            (17,407)
Other - net                                                                                              (1,990)                996
                                                                                                    --------------------------------
   Income from continuing operations before income taxes and minority interest                           52,421              90,828
Income taxes                                                                                             17,823              30,881
                                                                                                    --------------------------------
   Income from continuing operations before minority interest                                            34,598              59,947
Minority interest                                                                                             -              (1,866)
                                                                                                    --------------------------------
   Income from continuing operations                                                                     34,598              58,081
Discontinued operations:
      Loss from discontinued operations                                                                    (118)             (1,317)
                                                                                                    --------------------------------
   Net income                                                                                       $    34,480         $    56,764
                                                                                                    ================================
Basic earnings (loss) per common share:
------------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                                                $      0.44         $      0.75
   Discontinued operations                                                                                    -               (0.02)
   Net income                                                                                       $      0.44         $      0.74
Diluted earnings (loss) per common share:
------------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                                                $      0.44         $      0.75
   Discontinued operations                                                                                    -               (0.02)
   Net income                                                                                       $      0.44         $      0.73

See notes to consolidated financial statements.

                               MAYTAG CORPORATION

                           Consolidated Balance Sheets

                                                   March 31         December 31
In thousands, except share data                      2003              2002
--------------------------------------------------------------------------------
Assets
Current assets
--------------------------------------------------------------------------------
Cash and cash equivalents                        $     10,208      $      8,106
Accounts receivable-net                               623,202           586,447
Inventories                                           493,889           468,433
Deferred income taxes                                  67,763            66,911
Other current assets                                   59,890           116,803
Discontinued current assets                            77,132            76,899
                                                 ------------------------------
  Total current assets                              1,332,084         1,323,599

Noncurrent assets
--------------------------------------------------------------------------------
Deferred income taxes                                 180,383           190,726
Prepaid pension cost                                    1,765             1,677
Intangible pension asset                               79,139            79,139
Goodwill                                              280,952           280,952
Other intangibles                                      35,261            35,573
Other noncurrent assets                                63,236            65,270
Discontinued noncurrent assets                         60,086            61,205
                                                 ------------------------------
  Total noncurrent assets                             700,822           714,542

Property, plant and equipment
--------------------------------------------------------------------------------
Property, plant and equipment                       2,524,614         2,494,908
Less accumulated depreciation                       1,469,488         1,428,800
                                                 ------------------------------
  Total property, plant and equipment               1,055,126         1,066,108
                                                 ------------------------------
  Total assets                                   $  3,088,032      $  3,104,249
                                                 ==============================

See notes to consolidated financial statements.

                               MAYTAG CORPORATION

                                                                   March 31         December 31
In thousands, except share data                                      2003               2002
------------------------------------------------------------------------------------------------
Liabilities and Shareowners' Equity
Current liabilities
------------------------------------------------------------------------------------------------
Notes payable                                                    $   297,931        $   178,559
Accounts payable                                                     350,220            363,639
Compensation to employees                                             76,706             95,329
Accrued liabilities                                                  245,241            228,471
Current portion of long-term debt                                     43,853            195,312
Discontinued current liabilities                                     101,627            102,430
                                                                 ------------------------------
  Total current liabilities                                        1,115,578          1,163,740
Noncurrent liabilities
-----------------------------------------------------------------------------------------------
Long-term debt, less current portion                                 735,320            738,767
Postretirement benefit liability                                     524,181            517,510
Accrued pension cost                                                 504,360            488,751
Other noncurrent liabilities                                         117,310            131,525
Discontinued noncurrent liabilities                                   21,817             21,817
                                                                 ------------------------------
  Total noncurrent liabilities                                     1,902,988          1,898,370

Shareowners' equity
-----------------------------------------------------------------------------------------------
Preferred stock:
Authorized--24,000,000 shares (par value $1.00)
Issued--none
Common stock:
Authorized--200,000,000 shares (par value $1.25)
Issued--117,150,593 shares, including shares in treasury             146,438            146,438
Additional paid-in capital                                           437,797            438,889
Retained earnings                                                  1,317,156          1,296,805
Cost of common stock in treasury (2003--38,816,541 shares;
 2002--38,862,526 shares)                                         (1,471,080)        (1,473,432)
Employee stock plans                                                  (9,896)           (14,120)
Accumulated other comprehensive loss                                (350,949)          (352,441)
                                                                 ------------------------------
  Total shareowners' equity                                           69,466             42,139
                                                                 ------------------------------
  Total liabilities and shareowners' equity                      $ 3,088,032        $ 3,104,249
                                                                 ==============================

See notes to consolidated financial statements.

                               Maytag Corporation

                     Consolidated Statements of Cash Flows

                                                                         Three Months Ended
                                                                              March 31
                                                                    ----------------------------
In thousands                                                           2003               2002
------------------------------------------------------------------------------------------------
Operating activities
------------------------------------------------------------------------------------------------
Net income                                                          $  34,480          $  56,764
Adjustments to reconcile net income to net cash provided by
  continuing operating activities:
    Net loss from discontinued operations                                 118              1,317
    Minority interests                                                      -              1,866
    Depreciation                                                       40,024             38,369
    Amortization                                                          241                298
    Deferred income taxes                                               9,491              7,144
    Restructuring charges, net of cash paid                             8,936             (1,798)
    Changes in working capital items exclusive of business
     acquisitions:
       Accounts receivable                                            (36,755)           (51,202)
       Inventories                                                    (25,456)           (45,587)
       Other current assets                                            56,913              2,829
       Other current liabilities                                      (11,192)            47,859
    Pension assets and liabilities                                     15,521            (16,781)
    Postretirement benefit liability                                    6,671              5,073
    Other - net                                                       (10,697)             2,287
                                                                    ----------------------------
    Net cash provided by continuing operating activities               88,295             48,438

Investing activities
------------------------------------------------------------------------------------------------
Capital expenditures                                                  (36,798)           (50,439)
                                                                    ----------------------------
    Investing activities-continuing operations                        (36,798)           (50,439)

Financing activities
------------------------------------------------------------------------------------------------
Treasury stock purchases                                               (1,021)                 -
Net proceeds (repayment) of notes payable                             119,373            (64,279)
Repayment of long-term debt                                          (155,456)            (3,668)
Stock options exercised and other common stock transactions               208             12,120
Dividends on common stock                                             (14,097)           (13,863)
Dividends on minority interests                                             -             (3,718)
Cash to discontinued operations                                           (43)              (645)
                                                                    ----------------------------
    Financing activities-continuing operations                        (51,036)           (74,053)

Effect of exchange rates on cash                                        1,641                562
                                                                    ----------------------------
    Increase (decrease) in cash and cash equivalents                    2,102            (75,492)
Cash and cash equivalents at beginning of period                        8,106            109,370
                                                                    ----------------------------
    Cash and cash equivalents at end of period                      $  10,208          $  33,878
                                                                    ============================

Cash flows from discontinued operations
------------------------------------------------------------------------------------------------
Decrease in cash                                                    $    (361)         $  (4,958)
                                                                    ============================

See notes to consolidated financial statements.

                               MAYTAG CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that are expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax are as follows (in thousands):

Three months ended March 31                         2003              2002
-------------------------------------------------------------------------------
Net income                                       $  34,480         $   56,764
Other comprehensive income items,
  net of income taxes
      Unrealized losses on securities                  (23)              (525)
      Unrealized gains on hedges                         -                267
      Foreign currency translation gain              1,515                571
                                                -------------------------------
Total other comprehensive gain                       1,492                313
                                                -------------------------------
      Comprehensive income                       $  35,972         $   57,077
                                                ===============================

The components of accumulated other comprehensive loss, net of related tax are as follows:

                                                  March 31         December 31
In thousands                                        2003               2002
-------------------------------------------------------------------------------
Minimum pension liability adjustment             $(341,659)        $ (341,659)
Unrealized losses on securities                       (590)              (567)
Foreign currency translation loss                   (8,700)           (10,215)
                                                -------------------------------
  Accumulated other comprehensive loss           $(350,949)        $ (352,441)
                                                ===============================

NOTE C - INVENTORIES

Inventories consisted of the following:

                                                    March 31         December 31
In thousands                                          2003              2002
--------------------------------------------------------------------------------
Raw materials                                      $  69,230         $  71,563
Work in process                                       52,369            51,919
Finished goods                                       449,406           422,309
Supplies                                               8,463             8,736
                                           -------------------------------------
Total FIFO cost                                      579,468           554,527
Less excess of FIFO cost over LIFO                    85,579            86,094
                                           -------------------------------------
Inventories                                        $ 493,889         $ 468,433
                                           =====================================

NOTE D - EARNINGS (LOSS) PER SHARE

The following table sets forth the components for computing basic and diluted earnings (loss) per share:

                                                             Three months ended
                                                                  March 31
                                                            --------------------
In thousands except per share data                             2003      2002
--------------------------------------------------------------------------------

Numerator for basic and diluted earnings (loss) per share-
   income from continuing operations                        $ 34,598   $ 58,081
                                                            =========  =========
Numerator for basic and diluted earnings (loss) per share-
   loss from discontinued operations                        $   (118)  $ (1,317)
                                                            =========  =========
Numerator for basic and diluted earnings (loss) per share-
   net income                                               $ 34,480   $ 56,764
                                                            =========  =========
Denominator for basic earnings per share--
   weighted-average shares                                    78,364     77,004
Effect of dilutive securities:
      Stock option plans                                         208        936
                                                            ---------  ---------
Denominator for diluted earnings per share--
   adjusted weighted-average shares                           78,572     77,940
                                                            =========  =========
NOTE E--CONTINGENCIES

Maytag has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation, taxes and other claims which are not considered to be significant in relation to Maytag's consolidated financial position, results of operations or cash flows.

NOTE F - SEGMENT REPORTING

Maytag has two reportable segments: home and commercial appliances. The home appliances segment manufactures and sells appliances (laundry products, dishwashers, refrigerators, cooking appliances and floor care products). These products are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets.

The commercial appliances segment manufactures and sells commercial cooking and vending equipment. These products are sold primarily to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets.

The reportable segments are distinguished by the nature of products manufactured and types of customers.

Financial information for reportable segments consisted of the following:

                                                       Three Months Ended
                                                            March 31
                                                 -----------------------------
In thousands                                          2003           2002
------------------------------------------------------------------------------
Net sales
     Home appliances                              $ 1,073,834     $ 1,119,236
     Commercial appliances                             62,172          58,407
                                                 -----------------------------
      Consolidated total                          $ 1,136,006     $ 1,177,643
                                                 =============================
Operating income
     Home appliances                              $    77,765     $   118,959
     Commercial appliances                              2,098           1,344
                                                 -----------------------------
      Total for reportable segments                    79,863         120,303
     Corporate                                        (11,673)        (13,064)
                                                 -----------------------------
      Consolidated total                          $    68,190     $   107,239
                                                 =============================

The reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interests consisted of the following:

                                                           Three Months Ended
                                                                March 31
                                                       -------------------------
In thousands                                                2003        2002
--------------------------------------------------------------------------------
Total operating income for reportable segments          $   79,863  $   120,303
Corporate                                                  (11,673)     (13,064)
Interest expense                                           (13,779)     (17,407)
Other - net                                                 (1,990)         996
                                                       -------------------------
   Income from continuing operations before income
   taxes and minority interests                         $   52,421  $    90,828
                                                       =========================

Asset information for Maytag's reportable segments consisted of the following:

                                                         March 31   December 31
In thousands                                               2003        2002
--------------------------------------------------------------------------------
Total assets
   Home appliances                                      $ 2,361,926 $ 2,304,219
   Commercial appliances                                    123,569     117,600
                                                       -------------------------
    Total for reportable segments                       $ 2,485,495 $ 2,421,819
   Corporate                                                465,319     544,326
   Discontinued operations                                  137,218     138,104
                                                       -------------------------
    Consolidated total                                  $ 3,088,032 $ 3,104,249
                                                       =========================

NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangibles consist of the following:

                                                     March 31        December 31
In thousands                                           2003             2002
--------------------------------------------------------------------------------

Gross goodwill                                      $  401,881       $  401,881
Accumulated amortization                              (120,929)        (120,929)
                                                   -----------------------------
Net goodwill                                        $  280,952       $  280,952
                                                   =============================
Gross other intangibles--amortized
Trademarks                                          $   35,000       $   35,000
Other                                                    4,068            4,068
Accumulated amortization                                (3,807)          (3,495)
                                                   -----------------------------
Net other intangibles                               $   35,261       $   35,573
                                                   =============================

As of March 31, 2003, Maytag had net goodwill of $281 million with $265.8 million reflected in its home appliances reportable segment and $15.2 million reflected in its commercial appliances reportable segment. Estimated amortization expense for other intangibles will be approximately $1.2 million for each of the next five years.

NOTE H - RESTRUCTURING CHARGES

Restructuring reserve activity for the twelve months ended December 31, 2002 consisted of the following:

                                               Balance       Charged to                                       Balance
                                             December 31      Earnings         Cash          Non-Cash       December 31
Description of reserve (in thousands)           2001            2002        Utilization     Utilization         2002
-----------------------------------------------------------------------------------------------------------------------
Severance and related expense                  $  6,903       $  4,128       $ (4,629)       $  (2,292)      $  4,110
Asset write-downs and accelerated
depreciation                                          -         28,627              -          (28,627)             -
                                            ---------------------------------------------------------------------------
   Total                                       $  6,903       $ 32,755       $ (4,629)       $ (30,919)      $  4,110
                                            ---------------------------------------------------------------------------

The December 31, 2001 restructuring reserve balance of $6.9 million consisted of severance items that were paid or utilized in 2002 associated with restructuring charges recorded in 2000 and 2001.

In the fourth quarter of 2002, Maytag announced it would close its refrigeration manufacturing facility in Galesburg, Illinois by the end of 2004. The Company recorded a $67.1 million pre-tax restructuring charge including $32.8 million for asset impairments, accelerated depreciation and severance and related costs as shown in the table above. The remaining $34.4 million charge related to pension and postretirement health care benefits curtailments that are reflected in the Accrued pension cost and Postretirement benefit liability on the Consolidated Balance Sheets. The total pre-tax restructuring charges are estimated to be in the range of $130 to $145 million. The remaining expenses are expected to be incurred in 2003 and 2004. Approximately $25 million of the total restructuring charge will be cash items primarily covering severance costs and costs to move equipment. A $9.4 million pre-tax charge related to this restructuring was recorded in the first quarter of 2003. Cash expenditures for the three months ended March 31, 2003 related to this charge were $0.5 million.

Restructuring reserve activity for the three months ended March 31, 2003 consisted of the following:

                                                    Balance         Charged to                                         Balance
                                                  December 31        Earnings           Cash            Non-Cash       March 31
Description of reserve (in thousands)                2002              2003          Utilization      Utilization        2003
--------------------------------------------------------------------------------------------------------------------------------
Severance and related expense                       $  4,110         $  2,295         $   (109)       $       -        $  6,296
Moving expenses                                            -              342             (342)               -               -
Accelerated depreciation                                   -            6,750                 -          (6,750)              -
                                                 -------------------------------------------------------------------------------
   Total                                            $  4,110         $  9,387         $   (451)       $  (6,750)       $  6,296
                                                 ===============================================================================

In April 2003, Maytag announced it expected to record a restructuring charge of approximately $20 million in the second quarter of 2003 in connection with a salaried workforce reduction of approximately 500 jobs. The charge includes severance and early retirement incentives for which cash expenditures are expected to be approximately $10 million in the second quarter.

NOTE I - STOCK PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options and awards. Under APB 25, employee stock options are valued using the intrinsic method, and no compensation expense is recorded when the exercise price of options equals or is greater than the fair market value of the underlying stock on the date of grant. The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation."

                                                                 Three months ended March 31,
(in thousands, except per per share data)                            2003              2002
----------------------------------------------------------------------------------------------
Net income, as reported                                           $  34,480         $  56,764
Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects                 (1,449)           (2,439)
                                                                ------------------------------
Pro forma net income                                              $  33,031         $  54,325
                                                                ==============================

Basic earnings per share - as reported                            $    0.44         $    0.74
Diluted earnings per share-as reported                            $    0.44         $    0.73
Basic earnings per share - pro forma                              $    0.42         $    0.71
Diluted earnings per share-pro forma                              $    0.42         $    0.70

NOTE J - WARRANTY RESERVE

The Company provides a basic limited warranty for all of its major appliance, floor care and commercial products. The specific terms and conditions of those warranties vary depending upon the product sold. A liability for the estimated costs that will be incurred during the warranty period is recorded at the same time that revenues are recognized. Factors that can affect the total warranty liability include the number of units shipped to customers, historical and anticipated rates of warranty claims and cost per claim. On a quarterly basis, an assessment is made of the adequacy of the warranty reserve resulting in adjustments as necessary.

Changes in warranty liability for the three months ended March 31, 2003 and 2002 are as follows:

                                                          Three months ended
                                                               March 31
Warranty reserve (in thousands)                           2003           2002
--------------------------------------------------------------------------------
Balance at beginning of period                          $ 100,489     $ 111,725
Warranties accrued during the period                       24,846        24,625
Settlements made during the period                        (31,371)      (28,085)
Changes in liability for adjustments
  during the period, including expirations
                                                            9,641          (647)
                                                       -------------------------
Balance at end of period                                $ 103,605     $ 107,618
                                                       =========================

An optional extended warranty is offered to retail purchasers of the Company's major appliances. Sales of extended warranties are recorded as deferred revenue on the Consolidated Balance Sheets. Deferred revenue is amortized into income on a straight-line basis over the length of the extended warranty contracts. Payments on extended warranty contracts are expensed as incurred. The majority of this exposure has been transferred to a third party insurance provider. Premiums paid for this insurance are recorded as deferred charges on the Consolidated Balance Sheet and amortized to expense on a straight-line basis over the life of the extended warranty contracts.

NOTE K - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) recently issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by an entity if it is the primary beneficiary. A primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. This interpretation applies immediately to variable interest entities created after January 31, 2003 and the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Maytag does not expect the interpretation to have any effect on its consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Maytag has two reportable segments: home appliances and commercial appliances (see additional discussion and financial information in the "Segment Reporting" section of the Notes to Consolidated Financial Statements).

Net Sales: Consolidated net sales for the first quarter of 2003 were $1.136 billion, a decrease of approximately four percent compared to the same period in 2002. Sales decreased due to weakness in the home appliances segment.

Home appliances net sales, which include major appliances, floor care products and international export sales, decreased four percent compared to 2002. This decrease was due to lower sales of both major appliances and floor care products. Sales of appliances decreased due to lower industry shipments in the quarter and a decrease in Maytag's overall market share compared to the first quarter of 2002. However, overall market share in the first quarter of 2003 increased compared to the fourth quarter of 2002. The negative effects on sales were partially offset by higher average selling prices associated with improved product mix. Sales of floor care products also decreased because of lower industry shipments, a decrease in market share, pricing decreases and a product mix shift towards products in lower price categories. Market share of floor care products in the first quarter increased compared to the fourth quarter of 2002. Two new floor care products are planned for introduction in the second half of 2003 that are intended to compete at lower price points.

U.S. industry unit shipments of major appliances were down two percent for the first quarter of 2003. For full year 2003, the Company expects the major appliances industry to be flat compared to 2002. Floor care industry shipments were down approximately seven percent for the first quarter of 2003. Maytag expects the floor care industry shipments for the full year 2003 to be flat to up one percent compared to 2002.

Commercial appliances net sales, which include vending equipment and commercial cooking products, increased six percent in the first quarter of 2003 compared to 2002. The increase was due partially to improved product mix of vending equipment sales. Increases in sales of glass-front venders helped to offset decreases in sales of traditional venders. The increase also is attributable to a more diversified product mix including expanded vender refurbishment and coin changer businesses. Maytag expects the vending equipment industry to be down 10 to 15 percent in 2003 compared to 2002. However, the Company expects increased average selling prices to continue in 2003 offsetting much of the industry weakness.

Gross Profit: Consolidated gross profit as a percent of sales decreased to 17.6 percent in the first quarter of 2003 from 22.0 percent in the first quarter of 2002. This decrease resulted primarily from higher costs across all business segments and pricing actions in the Home Appliance segment.

An increase in pension and post-retirement medical expenses due to assumption changes for 2003 was a primary reason for higher costs in the first quarter of 2003. The assumption changes for 2003 included a higher discount rate, a lower expected rate of return on pension assets, and a higher trend rate for health care costs as compared to the same assumptions for 2002. Material cost increases also negatively impacted gross profit as a percent of sales. Maytag was not able to offset higher commodity prices with procurement initiatives in the first quarter of 2003. The increase in material costs adversely impacted gross profit as a percent of sales for all business segments. In addition to these cost increases, Maytag also recorded additional costs for several product-related matters in the Home Appliance segment including a product recall.

Gross profit as a percent of sales was also negatively impacted by competitive pricing pressure in the floor care product category within the Home Appliance segment. In an attempt to maintain and grow revenues, Maytag reduced prices for several floor care products. As these reduced prices did not result in an increase in volume, the impact to gross profit as a percent of sales was significant.

Maytag has announced and implemented several cost reduction initiatives including restructuring. Based upon these initiatives, the Company expects to offset the cost increases that have impacted gross profit as a percent of sales in the second half of 2003. Additionally, as described in Net Sales, Maytag is planning to introduce two new lower-cost floor care products that have been specifically designed for the lower priced segment of the market. These new products should allow Maytag to compete more profitably at lower price points.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 10.8% of sales in the first quarter of 2003 compared to 12.9% of sales in the first quarter of 2002. The primary reason for the decline as a percent of sales was a planned reduction in discretionary spending including a substantial decrease in national advertising expenses in the first quarter of 2003. National advertising expenses are planned at a higher rate in the second half of the year in order to match scheduled product introductions. Several cost reduction initiatives also resulted in lower general and administrative expenses. These cost reduction initiatives were implemented to help offset the anticipated increases in material costs and pension expense. Maytag has also announced restructuring plans that will facilitate lower general and administrative costs in future quarters. In addition to the effect of the planned reduction in expenses, annual incentive compensation expense was lower in the first quarter of 2003 as compared to 2002 based on lower than planned operating income.

Restructuring Charges: In the fourth quarter of 2002, the Company announced it would close its refrigeration manufacturing facility in Galesburg, Illinois by the end of 2004. The total pre-tax restructuring charges are estimated to be in the range of $130 to $145 million. A $67.1 million pre-tax restructuring charge was recorded in 2002 related to pension and postretirement health care benefits curtailment charges, asset impairments,accelerated depreciation and severance and related costs. The remaining expenses are expected to be recorded in 2003 and 2004. Approximately $25 million of the total restructuring charge will be cash items primarily for severance costs and costs to move equipment. A pre-tax restructuring charge of $9.4 million was recorded in the first quarter of 2003. Cash expenditures for the three months ended March 31, 2003 related to this charge were $0.5 million.

In April 2003, Maytag announced an additional restructuring program and that it expects to record a pre-tax charge of approximately $20 million in the second quarter of 2003 in connection with a salaried workforce reduction of approximately 500 jobs. This reduction is expected to generate $20 million of cost savings for the remainder of 2003 and nearly $40 million on an annualized basis. The charge will include severance and early retirement incentives for which cash expenditures are expected to be approximately $10 million in the second quarter.

Operating Income: Consolidated operating income as a percent of sales for the first quarter of 2003 was 6.0 percent, compared to 9.1 percent in 2002. The 2003 results include $9.4 million of restructuring charges for closing the refrigeration manufacturing facility in Galesburg, Illinois. The decrease in operating income as a percent of sales was due to the decrease in gross profit as a percent of sales and restructuring costs, partially offset by the decrease in selling, general and administrative expenses as a percent of sales, all as discussed above.

Home appliance operating income as a percent of sales for the first quarter of 2003 was 7.2 percent, compared to 10.6 percent in 2002. The 2003 results include $9.4 million of restructuring charges. The decrease in operating income as a percent of sales was due to the decrease in gross profit as a percent of sales and restructuring costs, partially offset by the decrease in selling, general and administrative expenses as a percent of sales, all as discussed above.

Commercial appliances operating income as a percent of sales for the first quarter of 2003 was 3.4 percent, compared to 2.3 percent in 2002. Operating income as a percent of sales increased due to improved gross profit as a percent of sales and reduced selling, general and administrative costs as a percent of sales.

General corporate operating expenses for the first quarter of 2003 compared to 2002 decreased 11 percent. The decrease was due to lower incentive compensation and overall curtailment of expenditures in 2003.

Interest Expense: Interest expense for the first quarter of 2003 was 21% lower than 2002 due to both lower debt levels and average interest rates.

Income Taxes: The effective tax rates as of March 31, 2003 and 2002 were 34 percent for both periods. Potential federal and state legislative tax changes, coupled with the 2002 retirement of a minority interest, could result in an increase in the effective tax rate in 2003.

Net Income: The decrease in net income for the first quarter of 2003, compared to 2002, was due primarily to the decrease in operating income. The decrease in diluted earnings per share for the first quarter of 2003 compared to 2002 was also due primarily to the decrease in operating income as average diluted shares outstanding were comparable.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on cash flows is presented in the Consolidated Statements of Cash Flows.

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

Net cash provided by continuing operations for the first quarter of 2003 was $88 million, an increase of $40 million from the prior year. The increase was due primarily to $30 million in voluntary pension contributions in the first quarter of 2002; there were none in the first quarter of 2003. Although Maytag has no minimum ERISA funding requirements, pension contributions are planned at $135 million for 2003. Other current assets decreased compared to December 31, 2002 due primarily to a tax refund received in the first quarter of 2003. Inventories and accounts receivable balances as of March 31, 2003 increased compared to December 31, 2002 mainly due to seasonality.

A substantial portion of accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on ongoing operations. The Company continues to sell products to a major retailer that has filed for reorganization under bankruptcy laws. The accounts receivable balance with this retailer was less than one percent of net accounts receivable at March 31, 2003.

Certain, accounts receivable are sold to an unconsolidated finance company in which Maytag has a 50 percent ownership interest and shares equally in returns and losses of the finance company. These accounts receivable are sold without recourse although the Company is required to repurchase repossessed inventory. No such repurchases have been required to date nor are any anticipated. A total of $30 million of receivables and $11 million of debt were outstanding at March 31, 2003 on the unconsolidated finance company's balance sheet. The investment in the finance company is accounted for using the equity method and a total investment of $1.6 million was reflected on the Consolidated Balance Sheet as of March 31, 2003.

Total Investing Activities: Maytag's capital expenditures represent continued investments in its businesses for such items as new product designs, cost reduction programs, replacement of equipment, targeted capacity expansion and government mandated product requirements. Capital expenditures for the first quarter of 2003 were $37 million compared to $50 million in 2002. The Company plans to invest approximately $240 million in capital expenditures in 2003 compared to $230 million in 2002.

Total Financing Activities: Dividend payments on common stock for both the first quarter of 2003 and 2002 were $14 million or $0.18 per share for both periods.

Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. A commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire April 29, 2004 and May 3, 2004. The Consolidated Balance Sheets reflect $298 million of commercial paper outstanding as of March 31, 2003 that is classified as notes payable. The credit agreements include financial covenants with respect to interest coverage and debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with these covenants as of March 31, 2003 and expects to be in compliance with these financial covenants through the end of 2003. The existence of an event of default under the credit agreements or the termination of the credit agreements because of an event of default would adversely impact the Company's ability to borrow through the sale of commercial paper. The Company has a shelf registration statement with the Securities and Exchange Commission providing the ability to issue publicly an aggregate of $300 million of debt securities as of March 31, 2003.

Maytag reduced debt obligations by $36 million in the first quarter of 2003. The current portion of long-term debt decreased $152 due primarily to a $150 million principal payment on a medium term note. Notes payable increased $119 million due mainly to borrowings used to fund this repayment. For the full year 2003 the Company expects to reduce debt obligations by $100 million.

Shareowners' Equity: Shareowner's equity is at a historically low level due to a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994 to $1.5 billion at March 31, 2003. The Company has also made pension liability adjustments as required by FASB Statement No. 87 due to the underfunded status of its pension plans that reduced equity in 2002 and 2001. Management does not believe that the current low level of equity poses a risk to liquidity because cash flow is strong and there are no covenants in any debt instruments that include equity or debt-to-asset ratios.

Market Risks

The Company is exposed to foreign currency exchange risk for its transactions, assets and liabilities denominated in foreign currencies. To manage certain foreign exchange exposures, foreign currency forward contracts are utilized. Portions of the anticipated foreign currency denominated export sales transactions, which are denominated primarily in Canadian dollars, are hedged.

There is also an exposure to commodity price risk due to the purchase of selected commodities used in the manufacture of products. To reduce the effect of changing raw material prices for selected commodities, commodity swap agreements are used to hedge a portion of anticipated raw material purchases on selected commodities.

The Company also is exposed to interest rate risk in its debt portfolio and thus uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount.

There have been no material changes in the reported market risks of the Company since December 31, 2002. See further discussion of these market risks and related financial instruments in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2002.

Future Obligations and Commitments

Future obligations and commitments consisted of the following:

                                                                     Future Obligations Due by Year
                                                      ------------------------------------------------------------------------
in thousands                             Total          2003         2004        2005        2006         2007      Thereafter
------------------------------------------------------------------------------------------------------------------------------
Long-term debt                          $   779,173     $  43,853    $ 26,097    $ 6,027     $ 414,967     $ 8,000    $ 280,229
Notes payable                               297,931       297,931           -          -             -           -            -
Commitments for capital
  expenditures                              130,661       130,661           -          -             -           -            -
                                        ---------------------------------------------------------------------------------------
Future obligations and commitments      $ 1,207,765     $ 472,445    $ 26,097    $ 6,027     $ 414,967     $ 8,000    $ 280,229

In the normal course of business operations, Maytag also has long-term purchase commitments covering certain raw materials and operating leases that are not included in the table above.

Contingencies

Maytag has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. The Company's legal department estimates the costs to settle pending litigation, including legal expenses, based on its experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. It believes the outcome of these matters will not have a materially adverse effect on its consolidated financial position, results of operations or cash flows.

In February 2003, a jury entered a verdict of $2.1 million in compensatory damages and $17.9 million in punitive damages against Amana Company, L.P, the entity from which Maytag purchased the Amana businesses in 2001. The case involved the termination of a commercial distributorship for Amana products prior to Maytag's acquisition of the Amana business. The punitive damage award was recently reduced to $10 million by the trial court. The Company is appealing the entire verdict and believes that the ultimate resolution of the case will not have a material impact on its financial position.

As of March 31, 2003, there were approximately $49 million in stand-by letters of credit primarily associated with the requirement to fund certain unqualified pension plans in the event of a change in control.

Forward-Looking Statements

This Management's Discussion and Analysis contains statements that are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expect(s)," "intend(s)," "may impact," "plan(s)," "should," "believe(s)", "anticipate(s)" or similar terms. The Company or its representatives may also make similar forward-looking statements from time to time orally or in writing. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which the Company competes, including changes in economic conditions in the geographic areas where its operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business or inability to collect accounts receivable from a major national retailer; the cost and availability of raw materials and purchased components, including the impact of tariffs; the timing and progress with which it can continue to achieve further cost reductions and savings from its selling, general and administrative expenses and restructuring initiatives; union labor relationships; progress on capital projects; the impact of business acquisitions or dispositions; the ability of Maytag to integrate the operations from acquisitions into its operations; increasing pension and postretirement health care costs; the costs of complying with governmental regulations; litigation, product warranty claims, energy supply, pricing, or supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world.

These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new facts emerge from time to time. It cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. Maytag disclaims any responsibility to update any forward-looking statement provided in this document.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in "Market Risks" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Within the 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic SEC filings for Maytag (including its consolidated subsidiaries).

There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                               MAYTAG CORPORATION
                        Exhibits and Reports on Form 8-K

Item 6.  Exhibits and Reports on Form 8-K.

   Exhibit Description
   ------- -----------
    10     Credit Agreement (364-Day) dated May 1, 2003
    12     Computation of Ratio of Earnings to Fixed Charges
    99.1   Certification by Ralph F. Hake, Chief Executive Officer
    99.2   Certification by Steve H. Wood, Chief Financial Officer

(b)  Reports on Form 8-K

     Form 8-K dated April 16, 2003 furnishing quarterly earnings release for three months ended March 31, 2003 under Item 9 (although intended to be furnished under Item 12).

                               MAYTAG CORPORATION
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MAYTAG CORPORATION

Date: May 8, 2003                                   /s/ Steven H. Wood
                                                    ------------------
                                                    Steven H. Wood
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)

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

Date: May 8, 2003

/s/ Ralph F. Hake
-----------------
Ralph F. Hake
Chairman and Chief Executive Officer

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

Date: May 8, 2003

/s/Steven H. Wood
-----------------
Steven H. Wood
Executive Vice President and Chief Financial Officer