Form 10-Q
period 2003-06-30
MAYTAG CORP
filed 2003-08-14
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-655

MAYTAG CORPORATION

A Delaware Corporation	I.R.S. Employer Identification No. 42-0401785

403 West Fourth Street North, Newton, Iowa 50208

Registrant’s telephone number: 641-792-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2003:

Common Stock, $1.25 par value—78,495,261

MAYTAG CORPORATION

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2003

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements

MAYTAG CORPORATION

Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
In thousands, except per share data	2003	2002	2003	2002
Net sales	$1,162,893	$1,192,955	$2,298,899	$2,370,598
Cost of sales	948,880	925,151	1,884,766	1,843,364

Gross profit	214,013	267,804	414,133	527,234
Selling, general and administrative expenses	134,677	146,022	257,220	298,213
Restructuring charges	27,928	—	37,315	—

Operating income	51,408	121,782	119,598	229,021
Interest expense	(14,279)	(15,678)	(28,058)	(33,085)
Other—net	177	253	(1,813)	1,249

Income from continuing operations before income taxes and minority interest	37,306	106,357	89,727	197,185
Income taxes	11,786	36,162	29,609	67,043

Income from continuing operations before minority interest	25,520	70,195	60,118	130,142
Minority interest	—	(1,866)	—	(3,732)

Income from continuing operations	25,520	68,329	60,118	126,410
Discontinued operations:
Loss from discontinued operations	(286)	(341)	(404)	(1,658)

Net income	$25,234	$67,988	$59,714	$124,752

Basic earnings (loss) per common share:

Income from continuing operations	$0.33	$0.88	$0.77	$1.63
Discontinued operations	—	—	(0.01)	(0.02)
Net income	$0.32	$0.87	$0.76	$1.61

Diluted earnings (loss) per common share:

Income from continuing operations	$0.32	$0.86	$0.76	$1.61
Discontinued operations	—	—	(0.01)	(0.02)
Net income	$0.32	$0.86	$0.76	$1.59

See notes to consolidated financial statements.

MAYTAG CORPORATION

Consolidated Balance Sheets

In thousands, except share data	June 30 2003	December 31 2002
Assets
Current assets
Cash and cash equivalents	$5,581	$8,106
Accounts receivable-net	665,123	586,447
Inventories	521,977	468,433
Deferred income taxes	69,307	66,911
Other current assets	48,819	116,803
Discontinued current assets	76,177	76,899

Total current assets	1,386,984	1,323,599
Noncurrent assets
Deferred income taxes	166,227	190,726
Prepaid pension cost	1,890	1,677
Intangible pension asset	79,139	79,139
Goodwill	280,952	280,952
Other intangibles	35,057	35,573
Other noncurrent assets	66,148	65,270
Discontinued noncurrent assets	61,907	61,205

Total noncurrent assets	691,320	714,542
Property, plant and equipment
Property, plant and equipment	2,571,442	2,494,908
Less accumulated depreciation	1,514,597	1,428,800

Total property, plant and equipment	1,056,845	1,066,108

Total assets	$3,135,149	$3,104,249

See notes to consolidated financial statements.

MAYTAG CORPORATION

Consolidated Balance Sheets-Continued

In thousands, except share data	June 30 2003	December 31 2002
Liabilities and Shareowners’ Equity
Current liabilities
Notes payable	$198,786	$178,559
Accounts payable	355,929	363,639
Compensation to employees	76,729	95,329
Accrued liabilities	259,071	228,471
Current portion of long-term debt	10,999	195,312
Discontinued current liabilities	101,939	102,430

Total current liabilities	1,003,453	1,163,740
Noncurrent liabilities
Long-term debt, less current portion	908,957	738,767
Postretirement benefit liability	530,545	517,510
Accrued pension cost	458,765	488,751
Other noncurrent liabilities	122,531	131,525
Discontinued noncurrent liabilities	21,817	21,817

Total noncurrent liabilities	2,042,615	1,898,370

Shareowners’ equity
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	435,637	438,889
Retained earnings	1,328,264	1,296,805
Cost of common stock in treasury (2003—38,655,332 shares; 2002—38,862,526 shares)	(1,464,971)	(1,473,432)
Employee stock plans	(9,223)	(14,120)
Accumulated other comprehensive loss	(347,064)	(352,441)

Total shareowners’ equity	89,081	42,139

Total liabilities and shareowners’ equity	$3,135,149	$3,104,249

See notes to consolidated financial statements.

Maytag Corporation

Consolidated Statements of Cash Flows

	Six Months Ended June 30
In thousands	2003	2002
Operating activities
Net income	$59,714	$124,752
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	404	1,658
Minority interests	—	3,732
Depreciation	80,444	79,093
Amortization	562	598
Deferred income taxes	22,103	15,277
Restructuring charges, net of cash paid	29,801	(3,971)
Changes in working capital items exclusive of business acquisitions:
Accounts receivable	(70,447)	(9,659)
Inventories	(49,799)	(95,466)
Other current assets	71,229	12,843
Accounts payable and other current liabilities	(6,476)	51,057
Pension assets and liabilities	(35,390)	(48,606)
Postretirement benefit liability	13,035	8,491
Other—net	(9,729)	3,259

Net cash provided by continuing operating activities	105,451	143,058

Investing activities
Capital expenditures	(85,626)	(99,246)

Investing activities-continuing operations	(85,626)	(99,246)

Financing activities
Treasury stock purchases	(1,021)	—
Net proceeds of notes payable	20,227	90,587
Proceeds from issuance of long-term debt	200,000	3,868
Repayment of long-term debt	(212,989)	(129,518)
Stock options exercised and other common stock transactions	433	22,317
Dividends on common stock	(28,213)	(27,874)
Dividends on minority interests	—	(5,577)
Purchase of Anvil LLC member interest	—	(99,884)
Cash to discontinued operations	(873)	(1,005)

Financing activities-continuing operations	(22,436)	(147,086)

Effect of exchange rates on cash	86	933

Decrease in cash and cash equivalents	(2,525)	(102,341)
Cash and cash equivalents at beginning of period	8,106	109,370

Cash and cash equivalents at end of period	$5,581	$7,029

MAYTAG CORPORATION

Notes to Consolidated Financial Statements

June 30, 2003

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring basis. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that are expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2002.

NOTE B—COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax are as follows (in thousands):

Three months ended June 30	2003	2002
Net income	$25,234	$67,988
Other comprehensive income items, net of income taxes
Unrealized losses on securities	(187)	(158)
Unrealized losses on hedges	—	(1,499)
Foreign currency translation gain	4,072	540

Total other comprehensive gain (loss)	3,885	(1,117)

Comprehensive income	$29,119	$66,871

Six months ended June 30	2003	2002
Net income	$59,714	$124,752
Other comprehensive income items, net of income taxes
Unrealized losses on securities	(210)	(683)
Unrealized losses on hedges	—	(1,232)
Foreign currency translation gain	5,587	1,111

Total other comprehensive gain (loss)	5,377	(804)

Comprehensive income	$65,091	$123,948

The components of accumulated other comprehensive loss, net of related tax are as follows:

In thousands	June 30 2003	December 31 2002
Minimum pension liability adjustment	$(341,659)	$(341,659)
Unrealized losses on securities	(777)	(567)
Foreign currency translation loss	(4,628)	(10,215)

Accumulated other comprehensive loss	$(347,064)	$(352,441)

NOTE C—INVENTORIES

Inventories consisted of the following:

In thousands	June 30 2003	December 31 2002
Raw materials	$67,791	$71,563
Work in process	53,677	51,919
Finished goods	477,554	422,309
Supplies	8,933	8,736

Total FIFO cost	607,955	554,527
Less excess of FIFO cost over LIFO	85,978	86,094

Inventories	$521,977	$468,433

NOTE D—EARNINGS (LOSS) PER SHARE

The following table sets forth the components for computing basic and diluted earnings (loss) per share:

	Three months ended June 30		Six months ended June 30
In thousands except per share data	2003	2002	2003	2002
Numerator for basic and diluted earnings (loss) per share-income from continuing operations	$25,520	$68,329	$60,118	$126,410

Numerator for basic and diluted earnings (loss) per share-loss from discontinued operations	$(286)	$(341)	$(404)	$(1,658)

Numerator for basic and diluted earnings (loss) per share-net income	$25,234	$67,988	$59,714	$124,752

Denominator for basic earnings per share—weighted-average shares	78,467	77,781	78,416	77,392
Effect of dilutive securities:
Stock option plans	155	1,371	181	1,154

Denominator for diluted earnings per share—adjusted weighted-average shares	78,622	79,152	78,597	78,546

NOTE E—CONTINGENCIES

Maytag has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation, taxes and other claims which are not considered to be significant in relation to Maytag’s consolidated financial position, results of operations or cash flows.

NOTE F—SEGMENT REPORTING

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

The reportable segments are distinguished by the nature of products manufactured and types of customers.

Financial information for reportable segments consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2003	2002	2003	2002
Net sales
Home appliances	$1,086,169	$1,116,169	$2,160,003	$2,235,405
Commercial appliances	76,724	76,786	138,896	135,193

Consolidated total	$1,162,893	$1,192,955	$2,298,899	$2,370,598

Operating income
Home appliances	$57,286	$127,835	$135,051	$246,794
Commercial appliances	7,676	7,558	9,774	8,902

Total for reportable segments	64,962	135,393	144,825	255,696
Corporate	(13,554)	(13,611)	(25,227)	(26,675)

Consolidated total	$51,408	$121,782	$119,598	$229,021

The reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interests consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2003	2002	2003	2002
Total operating income for reportable segments	$64,962	$135,393	$144,825	$255,696
Corporate	(13,554)	(13,611)	(25,227)	(26,675)
Interest expense	(14,279)	(15,678)	(28,058)	(33,085)
Other—net	177	253	(1,813)	1,249

Income from continuing operations before income taxes and minority interests	$37,306	$106,357	$89,727	$197,185

Asset information for Maytag’s reportable segments consisted of the following:

In thousands	June 30 2003	December 31 2002
Total assets
Home appliances	$2,427,664	$2,304,219
Commercial appliances	128,165	117,600

Total for reportable segments	2,555,829	2,421,819
Corporate	441,236	544,326
Discontinued operations	138,084	138,104

Consolidated total	$3,135,149	$3,104,249

NOTE G—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangibles consist of the following:

In thousands	June 30 2003	December 31 2002
Gross goodwill	$401,881	$401,881
Accumulated amortization	(120,929)	(120,929)

Net goodwill	$280,952	$280,952

Gross other intangibles—amortized
Trademarks	$35,000	$35,000
Other	4,068	4,068
Accumulated amortization	(4,011)	(3,495)

Net other intangibles	$35,057	$35,573

As of June 30, 2003, Maytag had net goodwill of $281 million of which $265.8 million was recorded in its home appliances reportable segment and $15.2 million was recorded in its commercial appliances reportable segment. Estimated amortization expense for other intangibles will be approximately $1.2 million for each of the next five years.

NOTE H—RESTRUCTURING CHARGES

Maytag adopted FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” beginning in the fourth quarter of 2002.

Restructuring reserve activity for the twelve months ended December 31, 2002 consisted of the following:

Description of reserve (in thousands)	Balance December 31 2001	Charged to Earnings 2002	Cash Utilization	Non-Cash Utilization	Balance December 31 2002
Severance and related expense	$6,903	$4,128	$(4,629)	$(2,292)	$4,110
Asset write-downs and accelerated depreciation	—	28,627	—	(28,627)	—

Total	$6,903	$32,755	$(4,629)	$(30,919)	$4,110

The December 31, 2001 restructuring reserve balance of $6.9 million consisted of severance and related expenses associated with restructuring charges recorded in 2000 and 2001 that were paid or utilized in 2002.

In the fourth quarter of 2002, Maytag announced that it would close its refrigeration manufacturing facility in Galesburg, Illinois by the end of 2004. The Company recorded a $67.1 million pre-tax restructuring charge including $32.8 million for asset impairments, accelerated depreciation and severance and related costs as shown in the table above. The remaining $34.4 million charge related to pension and postretirement health care benefit curtailments that are reflected in Accrued pension cost and Postretirement benefit liability on the Consolidated Balance Sheets. The total pre-tax restructuring charges are anticipated to be in the range of $130 to $140 million. The remaining expenses are expected to be incurred in 2003 and 2004. An estimated $25 million of the total restructuring charge is expected to be cash expenditures primarily involving severance and costs to move equipment. The Company expects to generate $35 million of cost savings on an annualized basis when some of the refrigeration production is moved to an existing facility in Amana, Iowa and a new factory in Reynosa, Mexico with the remaining production of certain other refrigeration products sourced to an outside vendor. Pre-tax restructuring charges of $11.5 million and $20.9 million were recorded in the second quarter and first six months of 2003, respectively. Cash expenditures for the three and six months ended June 30, 2003 related to this charge were $2.2 million and $2.7 million, respectively. All of these charges were recorded within the home appliances segment.

In the second quarter of 2003, Maytag announced an additional restructuring program primarily consisting of a salaried workforce reduction of 510 jobs. It recorded a pre-tax charge of $16.4 million in the second quarter of 2003 including $11.2 million of severance and related costs included in the table below. The remaining $5.2 million charge was for early retirement incentives recorded as an increase in Accrued pension cost. This workforce reduction is expected to generate approximately $20 million of cost savings for the remainder of 2003 and nearly $40 million on an annualized basis. Total cash expenditures related to this charge are expected to be approximately $11 million of which $4.8 million was expended in the second quarter. The Company recorded $15.2 million, $0.1 million and $1.1 million of these charges in the home appliances segment, the commercial appliances segment and corporate, respectively.

Total restructuring reserve activity for the six months ended June 30, 2003 consisted of the following:

Description of reserve (in thousands)	Balance December 31 2002	Charged to Earnings 2003	Cash Utilization	Non-Cash Utilization	Balance June 30 2003
Severance and related expense	$4,110	$17,772	$(7,025)	$—	$14,857
Equipment moving expenses	—	487	(487)	—	—
Fixed asset write-down	—	128		(128)	—
Accelerated depreciation	—	13,734	—	(13,734)	—

Total	$4,110	$32,121	$(7,512)	$(13,862)	$14,857

NOTE I—STOCK PLANS

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

	Three months ended June 30		Six months ended June 30
(in thousands, except per share data)	2003	2002	2003	2002
Net income, as reported	$25,234	$67,988	$59,714	$124,752
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,431)	(2,672)	(2,880)	(5,111)

Pro forma net income	$23,803	$65,316	$56,834	$119,641

Basic earnings per share—as reported	$0.32	$0.87	$0.76	$1.61
Diluted earnings per share—as reported	$0.32	$0.86	$0.76	$1.59
Basic earnings per share—pro forma	$0.30	$0.84	$0.72	$1.55
Diluted earnings per share—pro forma	$0.30	$0.83	$0.72	$1.52

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in this model have not changed from December 31, 2002.

NOTE J—WARRANTY RESERVE

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

Changes in warranty liability for the six months ended June 30, 2003 and 2002 are as follows:

	Six months ended June 30
Warranty reserve (in thousands)	2003	2002
Balance at beginning of period	$100,489	$111,725
Warranties accrued during the period	50,870	48,318
Settlements made during the period	(59,526)	(55,227)
Changes in liability for adjustments during the period, including expirations	11,112	260

Balance at end of period	$102,945	$105,076

In addition to the basic limited warranty, an optional extended warranty is offered to retail purchasers of the Company’s major appliances. Sales of extended warranties are recorded as deferred revenue on the Consolidated Balance Sheet. Deferred revenue is amortized into income on a straight-line basis over the length of the extended warranty contracts. Payments on extended warranty contracts are expensed as incurred. The majority of this exposure has been transferred to a third party insurance provider. Premiums paid for this insurance are recorded as deferred charges on the Consolidated Balance Sheet and amortized to expense on a straight-line basis over the life of the extended warranty contracts.

NOTE K—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) recently issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by an entity if it is the primary beneficiary. A primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both., This interpretation applies immediately to variable interest entities created after January 31, 2003 and the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Maytag does not expect the interpretation to have a material effect on its consolidated financial position.

NOTE L—PROPOSED SALE OF RONGSHIDA-MAYTAG

On June 30, 2003, the Company announced a tentative agreement with Elco Brandt S.A. to sell its holdings in Rongshida-Maytag, a joint venture located in China. The intended divestiture is subject to the negotiation of definitive agreements between the parties as well as regulatory approvals.

During the fourth quarter of 2001, Maytag committed to a plan to dispose of its interest in the Rongshida-Maytag joint venture. The business was classified as a discontinued operation during that quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Maytag has two reportable segments: home appliances and commercial appliances (see additional discussion and financial information in the “Segment Reporting” section of the Notes to Consolidated Financial Statements).

Net Sales: Consolidated net sales were $1.163 billion in the second quarter of 2003, a decrease of 3 percent compared to the same period in 2002. For the first six months of 2003, consolidated net sales were $2.299 billion, a decrease of 3 percent from the same period in 2002.

Home appliances net sales, which include major appliances, floor care products and international export sales, were 3 percent lower in the second quarter of 2003 compared to the same period in 2002. For the first six months of 2003, net sales also decreased 3 percent. These decreases were due primarily to lower sales of floor care products because of a decrease in unit market share, pricing decreases, a product mix shift within the industry towards products in lower price categories, and lower industry unit shipments. New floor care products are planned for introduction in the second half of 2003 and the first quarter of 2004 that are intended to compete at the lower price points. Sales of major appliances in the second quarter of 2003 increased compared to the same period in 2002 due to improved product mix in the cooking and refrigeration categories and higher unit sales of dishwashers. Sales of major appliances for the first six months of 2003 declined due to decreased unit market share within certain product categories compared to the first six months of 2002. The negative effect on sales was partially offset by higher average selling prices associated with improved product mix.

U.S. industry unit shipments of major appliances were up 1 percent in the second quarter of 2003 compared to the same period in 2002 and were flat for the first six months of 2003. For the full year of 2003, the Company expects the major appliances industry to be up 1.5 percent compared to 2002. Floor care industry unit shipments were down slightly in the second quarter of 2003 compared to the same period in 2002 and are down 4.1 percent for the first six months of 2003. Maytag expects floor care industry unit shipments for the full year 2003 to be down 5 percent.

Commercial appliances net sales, which include vending equipment and commercial cooking products, were flat in the second quarter of 2003 compared to 2002. A decrease in sales of traditional venders was offset by increased sales of glass front venders, refurbished venders and coin changer products. The increased sales of these non-traditional products resulted in a 5 percent increase in net sales for the six months ended June 30, 2003 as compared to the same period in the prior year. Maytag expects the vending equipment industry to be down 10 to 15 percent in 2003 compared to 2002. However, the Company expects its increased average selling prices and its expanded business initiatives to offset much of the industry weakness.

Gross Profit: Consolidated gross profit as a percent of sales decreased to 18.4 percent in the second quarter of 2003 from 22.4 percent in the same period in 2002. Consolidated gross profit as a percent of sales decreased to 18.0 percent for the first six months of 2003 from 22.2 percent in the same period in 2002. These decreases resulted primarily from the shift to lower priced, lower margined floor care products in the Home Appliances segment. At the beginning of the year, in response to price pressures, Maytag reduced prices for several floor care products. Since these reduced prices did not result in increased volume, the impact on gross profit as a percent of sales was significant.

Additionally, across the board cost increases were incurred in the pension and post-retirement medical expense categories due to assumption changes for 2003. The assumption changes included a lower discount rate, a lower expected rate of return on pension assets, and a higher trend rate for health care costs as compared to the assumptions utilized for 2002. Material cost increases, primarily steel, also negatively impacted gross profit as a percent of sales in the second quarter and first six months of 2003.

As a result of the factors noted above, Maytag has announced and implemented several cost reduction initiatives including a salaried workforce reduction that are intended to mitigate the increased costs of materials and benefits. The Company is also working with its suppliers to reduce the impact of steel cost increases. Additionally, as described above in “Net Sales”, Maytag is planning to introduce new lower-cost floor care products that have been specifically designed for the lower priced segment of the market. These new products are expected to allow Maytag to compete more profitably at lower price points.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 11.6 percent of sales in the second quarter of 2003 compared to 12.2 percent of sales in the same period in 2002. Consolidated selling, general and administrative expenses were 11.2 percent of sales in the first six months of 2003 compared to 12.6 percent of sales in the same period in 2002. The primary reason for the decline was a planned reduction in discretionary spending including a substantial decrease in national advertising expenses in the second quarter and first six months of 2003. National advertising expenses are expected to be $20 million higher in the second half of the year compared to the first half in order to match scheduled product introductions. Several cost reduction initiatives also resulted in lower general and administrative expenses. These cost reduction initiatives were implemented to help offset the anticipated increases in material costs and pension expense. Maytag has also announced restructuring plans that are expected to facilitate lower general and administrative costs in future quarters. In addition to the effect of the planned reduction in expenses, annual incentive compensation expense was lower in the second quarter and first six months of 2003 as compared to 2002 based on a lower level of operating income.

Restructuring Charges: In the fourth quarter of 2002, the Company announced it would close its refrigeration manufacturing facility in Galesburg, Illinois by the end of 2004. The total pre-tax restructuring charges are anticipated to be in the range of $130 to $140 million. A $67.1 million pre-tax restructuring charge was recorded in 2002 related to pension and postretirement health care benefit curtailment charges, asset impairments, accelerated depreciation and severance and related costs. The remaining expenses are expected to be recorded in 2003 and 2004. An estimated $25 million of the total restructuring charge is expected to be cash expenditures primarily involving severance and costs to move equipment. The Company expects to generate $35 million of cost savings on an annualized basis when some of the refrigeration production is moved to an existing facility in Amana, Iowa and a new factory in Reynosa, Mexico with the remaining production of certain other refrigeration products sourced to an outside vendor. Pre-tax restructuring charges of $11.5 million and $20.9 million were recorded in the second quarter and first six months of 2003, respectively. Cash expenditures for the three and six months ended June 30, 2003 related to this charge were $2.2 million and $2.7 million, respectively.

In the second quarter of 2003, Maytag announced an additional restructuring program primarily consisting of a salaried workforce reduction of 510 jobs. It recorded a pre-tax charge of $16.4 million in the second quarter of 2003 including $11.2 million of severance and related costs. The remaining $5.2 million charge was for early retirement incentives recorded in Accrued pension cost. This workforce reduction is expected to generate approximately $20 million of cost savings for the remainder of 2003 and nearly $40 million on an annualized basis. Total cash expenditures related to this charge are expected to be approximately $11 million of which $4.8 million was expended in the second quarter of 2003.

Total restructuring reserve activity for the six months ended June 30, 2003 can be found in the “Restructuring Charges” section of the Notes to Consolidated Financial Statements.

Operating Income: Consolidated operating income as a percent of sales for the second quarter of 2003 was 4.4 percent, compared to 10.2 percent in 2002. Consolidated operating income as a percent of sales for the first six months of 2003 was 5.2 percent, compared to 9.7 percent in 2002. The 2003 results include $27.9 million and $37.3 million of restructuring charges for the second quarter and first six months of 2003, respectively, for the planned closing of the refrigeration manufacturing facility in Galesburg, Illinois and a salaried workforce reduction. The decreases in operating income as a percent of sales were due to the declines in gross profit as a percent of sales and restructuring costs, partially offset by lower selling, general and administrative expenses as a percent of sales, all as discussed above.

Home appliance operating income as a percent of sales for the second quarter of 2003 was 5.3 percent, compared to 11.5 percent in 2002. The 2003 results include $26.6 million and $36.0 million of restructuring charges for the second quarter and first six months of 2003, respectively, for the planned closing of the refrigeration manufacturing facility in Galesburg, Illinois, and a salaried workforce reduction. Operating income as a percent of sales declined significantly due to lower floor care pricing and increased pension, postretirement medical, and material costs.

Commercial appliances operating income as a percent of sales for the second quarter of 2003 was 10.0 percent, compared to 9.8 percent in 2002. Commercial appliances operating income as a percent of sales for the first six months of 2003 was 7.0 percent, compared to 6.6 percent in 2002. The increases in operating income as a percent of sales occurred because cost reduction activities in this segment more than offset the cost increases related to material costs.

General corporate operating expenses were flat for the second quarter of 2003 compared to 2002. General corporate operating expenses decreased 5.4 percent for the first six months of 2003 compared to 2002. The decrease was due primarily to lower incentive compensation expense in 2003.

Interest Expense: Interest expense for the second quarter and first six months of 2003 was 9 percent and 15 percent lower than 2002, respectively, due to both reduced debt levels and lower average interest rates.

Income Taxes: During the second quarter of 2003, the Company lowered its effective tax rate from 34 percent to 33 percent for the full year of 2003. The Company recorded a year-to-date retroactive adjustment in the second quarter resulting in an effective tax rate for the second quarter of 2003 of 31.6 percent compared to 34 percent for the same time period in 2002. The decrease in the effective tax rate for 2003 is due to lower expected earnings for the year that causes fixed dollar tax credits to become a more significant component of the tax provision calculation, therefore reducing the effective tax rate.

Net Income: The decreases in net income for the second quarter and first six months of 2003, compared to 2002, were due primarily to the decrease in operating income. The decreases in diluted earnings per share for the second quarter and first six months of 2003 compared to 2002 were also due primarily to the decrease in operating income as average diluted shares outstanding were comparable.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on cash flows is presented in the Consolidated Statements of Cash Flows.

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

Net cash provided by continuing operations for the first six months of 2003 was $105 million, a decrease of $38 million from the prior year. The Company made $65 million in voluntary pension contributions in the first six months of 2003 compared to $75 million for the same period in 2002. Although Maytag has no minimum ERISA funding requirements, pension contributions are planned at $135 million for 2003. Other current assets decreased compared to December 31, 2002 due primarily to a tax refund received in the first half of 2003. The inventory balance as of June 30, 2003 increased compared to December 31, 2002, mainly due to seasonality. Accounts receivable balances increased due primarily to higher monthly sales in June 2003 compared to June 2002.

Several of Maytag’s manufacturing locations have summer shutdown periods that require inventory build-ups. Inventory levels should decrease during the second half of 2003 and this is expected to have a positive impact on cash flows but the normal negative impact on profitability.

A substantial portion of accounts receivable is concentrated among major national retailers. A significant loss of business with any of these retailers could have an adverse impact on ongoing operations. The Company continues to sell products to a major retailer that recently emerged from bankruptcy. The accounts receivable balance with this retailer was less than two percent of net accounts receivable at June 30, 2003.

Certain accounts receivable are sold to an unconsolidated finance company in which Maytag has a 50 percent ownership interest and shares equally in profits or losses. These accounts receivable are sold without recourse, although the Company is required to repurchase repossessed inventory. No such repurchases have been required to date nor are any anticipated. A total of $28 million of receivables and $11 million of debt were outstanding at June 30, 2003 on the unconsolidated finance company’s balance sheet. The investment in the finance company is accounted for using the equity method and a total investment of $1.7 million was recorded on the Consolidated Balance Sheet as of June 30, 2003.

Total Investing Activities: Maytag’s capital expenditures represent continued investments in its businesses for such items as new product designs, cost reduction programs, replacement of equipment, targeted capacity expansion and government mandated product requirements. Capital expenditures for the first six months of 2003 were $86 million compared to $99 million in 2002. The Company plans to expend approximately $220 million on capital expenditures in 2003 compared to $230 million in 2002.

Total Financing Activities: Dividend payments on common stock for the first six months of both 2003 and 2002 were $28 million or $0.36 per share.

Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. A commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire April 29, 2004 and May 3, 2004. The Consolidated Balance Sheet includes $199 million of commercial paper outstanding as of June 30, 2003 that is classified as notes payable. The credit agreements include financial covenants with respect to interest coverage and debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with these covenants as of June 30, 2003 and expects to be in compliance with these financial covenants through the end of 2003. The existence of an event of default under the credit agreements or the termination of the credit agreements because of an event of default would adversely impact the Company’s ability to borrow through the sale of commercial paper. The Company has a shelf registration statement with the Securities and Exchange Commission providing the ability to issue publicly an aggregate of $100 million of debt securities as of June 30, 2003.

Maytag’s debt obligations increased by $7 million in the first six months of 2003. The current portion of long-term debt decreased $184 million due primarily to a $150 million principal payment on a medium term note. Long-term debt increased $170 million due primarily to the issuance of $200 million of medium term notes that was used mainly to pay down commercial paper. For the full year 2003, the Company expects to reduce debt obligations by $100 million.

Shareowners’ Equity: Shareowner’s equity is at a historically low level due to a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994 to $1.5 billion at June 30, 2003. The Company has also made pension liability adjustments as required by FASB Statement No. 87 due to the underfunded status of its pension plans that reduced equity in 2002 and 2001. Management does not believe that the current low level of equity poses a risk to liquidity because cash flow is strong and there are no covenants in any debt instruments that include equity or debt-to-asset ratios.

Proposed Sale of Rongshida-Maytag: On June 30, 2003 the Company announced a tentative agreement with Elco Brandt S.A. to sell its holdings in Rongshida-Maytag, a joint venture located in China. The intended divestiture is subject to the negotiation of definitive agreements between the parties as well as regulatory approvals.

During the fourth quarter of 2001, Maytag committed to a plan to dispose of its interest in the Rongshida-Maytag joint venture. The business was classified as a discontinued operation during that quarter.

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

Future Obligations and Commitments

Future obligations and commitments, in part, consisted of the following:

		Future Obligations Due by Year
In thousands	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$919,956	$10,999	$23,057	$6,079	$415,591	$8,000	$456,230
Notes payable	198,786	198,786	—	—	—	—	—
Commitments for capital expenditures	125,283	125,283	—	—	—	—	—

Future obligations and commitments	$1,244,025	$335,068	$23,057	$6,079	$415,591	$8,000	$456,230

In the normal course of business operations, Maytag also has long-term purchase commitments covering certain raw materials and operating leases that are not included in the table above.

Contingencies

Maytag has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. The Company’s legal department estimates the costs to settle pending litigation, including legal expenses, based on its experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. The Company believes the outcome of these matters will not have a materially adverse effect on its consolidated financial position, results of operations or cash flows.

In February 2003, a jury entered a verdict of $2.1 million in compensatory damages and $17.9 million in punitive damages against Amana Company, L.P, the entity from which Maytag purchased the Amana businesses in 2001. The case involved the termination of a commercial distributorship for Amana products prior to Maytag’s acquisition of the Amana business. The punitive damage award was reduced to $10 million by the trial court after post-trial motions. The Company is appealing the entire verdict and believes that the ultimate resolution of the case will not have a material impact on its financial position.

As of June 30, 2003, approximately $25 million in undrawn stand-by letters of credit were available which are primarily utilized to back workers compensation claims and environmental costs in the event Maytag fails to fund these obligations.

Forward-Looking Statements

This Management’s Discussion and Analysis contains statements that are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expect(s),” “intend(s),” “may impact,” “plan(s),” “should,” “believe(s)”, “anticipate(s)”, “on track” or similar terms. The Company or its representatives may also make similar forward-looking statements from time to time orally or in writing. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which the Company competes, including changes in economic conditions in the geographic areas where its operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business or inability to collect accounts receivable from a major national retailer; the cost and availability of raw materials and purchased components, including the impact of tariffs; the timing and progress with which it can continue to achieve further cost reductions and savings from its selling, general and administrative expenses and restructuring initiatives; financial viability of contractors or insurers; union labor relationships; progress on capital projects; the impact of business acquisitions or dispositions; the ability of Maytag to integrate the operations from acquisitions into its operations; increasing pension and postretirement health care costs; the costs of complying with governmental regulations; litigation, product warranty claims, energy supply, pricing, or supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in “Market Risks” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the second quarter of 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic SEC filings for Maytag (including its consolidated subsidiaries).

There was no change in internal control over financial reporting that occurred during the second quarter of 2003 that has materially affected or is reasonably likely to materially affect Maytag’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

The Restated Certificate of Incorporation, which defines the rights of the holders of Common Stock, $1.25 par value, was amended to eliminate Article Ninth thereof. Article Ninth had provided that, subject to certain exceptions, the affirmative vote of holders of at least two-thirds of the outstanding shares of Maytag’s capital stock was required to approve any merger or consolidation of Maytag with or into any other corporation or the sale of all or substantially all of the assets for Maytag to any other corporation, person or entity if such other corporation, person or entity was the beneficial owner of 5% or more of the outstanding shares of capital stock of Maytag issued and outstanding and entitled to vote. The effect of such amendment is that the affirmative vote of the holders of only a majority of the outstanding Maytag stock entitled to vote thereon would be required to approve a transaction described in the second sentence of this paragraph, except as otherwise required by Section 203 of the Delaware General Corporation Law or Article Eleventh of the Restated Certificate of Incorporation.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Meeting of Stockholders on May 8, 2003.

(c) The following matters were voted upon at the Annual Meeting of Stockholders:

1. The election of the nominees for the Board of Directors who will serve for a term to expire at the 2006 Annual Meeting of Stockholders was voted on by the stockholders. The nominees, all of whom were elected, were Ralph F. Hake, Bernard G. Rethore and Neele E. Stearns. The Inspector of Election certified the following vote tabulations.

	FOR	WITHHELD	NON-VOTES
Ralph F. Hake	55,761,038	14,692,449	0
Bernard G. Rethore	55,630,801	14,822,686	0
Neele E. Stearns	55,374,362	15,079,125	0

2. A proposal to ratify the selection of Ernst & Young LLP as independent auditors to audit the financial statements to be included in the Annual Report to Stockholders for 2003 was approved by the stockholders. The Inspector of Election certified the following vote tabulations.

FOR	AGAINST	ABSTAIN	NON-VOTES
66,873,164	3,027,421	574,726	0

3. A management proposal to repeal Article “Ninth” of Maytag’s Restated Certificate of Incorporation was approved. The Inspector of Election certified the following vote tabulations.

FOR	AGAINST	ABSTAIN	NON-VOTES
54,119,695	1,737,401	774,276	13,843,939

4. A management proposal to repeal Article “Eleventh” of Maytag’s Restated Certificate of Incorporation failed. The Inspector of Election certified the following vote tabulations.

FOR	AGAINST	ABSTAIN	NON-VOTES
53,031,787	2,762,469	837,113	13,843,942

Because approval of this proposal required the affirmative vote of 80% of the outstanding shares of common stock, this proposal was not approved.

5. A stockholder proposal to recommend to the Board of Directors that it act to provide for the election of the entire Board of Directors each year was passed by a majority of the shares voted. The Inspector of Election certified the following tabulations.

FOR	AGAINST	ABSTAIN	NON-VOTES
33,271,109	22,402,999	985,678	13,815,525

6. A stockholder proposal that shareholder vote be required to adopt or maintain a poison pill was passed by a majority of the shares voted. The Inspector of Election certified the following vote tabulations.

FOR	AGAINST	ABSTAIN	NON-VOTES
34,578,381	20,784,590	1,296,818	13,815,522

7. A stockholder proposal concerning a policy requiring retention of shares obtained by exercising stock options failed. The Inspector of Election certified the following vote tabulations.

FOR	AGAINST	ABSTAIN	NON-VOTES
16,014,628	38,467,439	2,111,230	13,882,014

MAYTAG CORPORATION

Exhibits and Reports on Form 8-K

Item 6. Exhibits and Reports on Form 8-K.

Exhibit	Description

3	Certificate of Amendment of Restated Certificate of Incorporation

10.1	Separation Agreement and Release

10.2	Separation Agreement and Release

10.3	Additional Executive covered by 3-year Change of Control Agreement

31.1	Certification by Ralph F. Hake, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by George C. Moore, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Ralph F. Hake, Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by George C. Moore, Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	Reports on Form 8-K

Form 8-K dated July 15, 2003 furnishing quarterly earnings release for three months and six months ended June 30, 2003 under Item 9 (although intended to be furnished under Item 12).

MAYTAG CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYTAG CORPORATION

Date: August 14, 2003	/s/ George C. Moore
George C. Moore
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)