Form 10-Q
period 2003-09-30
MAYTAG CORP
filed 2003-11-14
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2003:

Common Stock, $1.25 par value – 78,550,153

MAYTAG CORPORATION

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2003

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

MAYTAG CORPORATION

Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
In thousands, except per share data	2003	2002	2003	2002
Net sales	$1,221,267	$1,168,033	$3,520,166	$3,538,630
Cost of sales	1,000,269	923,608	2,885,035	2,766,971

Gross profit	220,998	244,425	635,131	771,659
Selling, general and administrative expenses	146,492	135,700	403,712	433,913
Restructuring charges	13,143	—	50,458	—

Operating income	61,363	108,725	180,961	337,746
Interest expense	(12,728)	(14,560)	(40,786)	(47,644)
Other - net	4,078	(1,710)	2,265	(462)

Income from continuing operations before income taxes and minority interest	52,713	92,455	142,440	289,640
Income taxes	17,395	31,435	47,005	98,478

Income from continuing operations before minority interest	35,318	61,020	95,435	191,162
Minority interest	—	—	—	(3,732)

Income from continuing operations	35,318	61,020	95,435	187,430
Discontinued operations:
Gain (loss) from discontinued operations	1,247	(231)	844	(1,889)

Net income	$36,565	$60,789	$96,279	$185,541

Basic earnings (loss) per common share:
Income from continuing operations	$0.45	$0.78	$1.22	$2.42
Discontinued operations	0.02	—	0.01	(0.02)
Net income	$0.47	$0.78	$1.23	$2.39

Diluted earnings (loss) per common share:
Income from continuing operations	$0.45	$0.78	$1.21	$2.39
Discontinued operations	0.02	—	0.01	(0.02)
Net income	$0.46	$0.77	$1.22	$2.36

Cash dividends paid per share	$0.18	$0.18	$0.54	$0.54

See notes to consolidated financial statements.

MAYTAG CORPORATION

Consolidated Balance Sheets

In thousands, except share data	September 30 2003	December 31 2002
Assets
Current assets
Cash and cash equivalents	$3,145	$8,106
Accounts receivable-net	704,390	586,447
Inventories	482,822	468,433
Deferred income taxes	67,558	66,911
Other current assets	43,391	116,803
Discontinued current assets	72,873	76,899

Total current assets	1,374,179	1,323,599

Noncurrent assets
Deferred income taxes	150,229	190,726
Prepaid pension cost	1,871	1,677
Intangible pension asset	79,139	79,139
Goodwill	280,952	280,952
Other intangibles	34,784	35,573
Other noncurrent assets	51,708	65,270
Discontinued noncurrent assets	59,623	61,205

Total noncurrent assets	658,306	714,542

Property, plant and equipment
Property, plant and equipment	2,614,067	2,494,908
Less accumulated depreciation	1,559,186	1,428,800

Total property, plant and equipment	1,054,881	1,066,108

Total assets	$3,087,366	$3,104,249

See notes to consolidated financial statements.

MAYTAG CORPORATION

Consolidated Balance Sheets-Continued

In thousands, except share data	September 30 2003	December 31 2002
Liabilities and Shareowners’ Equity
Current liabilities
Notes payable	$117,870	$178,559
Accounts payable	397,698	363,639
Compensation to employees	84,773	95,329
Accrued liabilities	272,022	228,471
Current portion of long-term debt	10,999	195,312
Income Taxes Payable	1,614	0
Discontinued current liabilities	102,719	102,430

Total current liabilities	987,695	1,163,740
Noncurrent liabilities
Long-term debt, less current portion	898,372	738,767
Postretirement benefit liability	533,918	517,510
Accrued pension cost	403,938	488,751
Other noncurrent liabilities	127,447	131,525
Discontinued noncurrent liabilities	18,766	21,817

Total noncurrent liabilities	1,982,441	1,898,370

Shareowners’ equity
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	435,046	438,889
Retained earnings	1,350,680	1,296,805
Cost of common stock in treasury (2003—38,600,440 shares; 2002—38,862,526 shares)	(1,462,891)	(1,473,432)
Employee stock plans	(5,020)	(14,120)
Accumulated other comprehensive loss	(347,023)	(352,441)

Total shareowners’ equity	117,230	42,139

Total liabilities and shareowners’ equity	$3,087,366	$3,104,249

See notes to consolidated financial statements.

Maytag Corporation

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
In thousands	2003	2002
Operating activities
Net income	$96,279	$185,541
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net (gain) loss from discontinued operations	(844)	1,889
Minority interests	—	3,732
Depreciation	121,342	120,856
Amortization	843	828
Deferred income taxes	39,850	25,019
Restructuring charges, net of cash paid	36,258	(4,334)
Changes in working capital items exclusive of business acquisitions:
Accounts receivable	(110,245)	(59,501)
Inventories	(10,819)	(59,367)
Other current assets	76,717	19,124
Accounts payable and other current liabilities	64,909	28,964
Pension expense	47,246	39,421
Pension contributions	(137,444)	(137,414)
Postretirement benefit liability	16,408	10,634
Other - net	(4,669)	1,262

Net cash provided by continuing operating activities	235,831	176,654

Investing activities
Proceeds from note receivable	13,168	—
Capital expenditures	(133,082)	(156,912)

Investing activities-continuing operations	(119,914)	(156,912)

Financing activities
Treasury stock purchases	(1,021)	—
Net proceeds (reduction) of notes payable	(60,689)	123,810
Proceeds from issuance of long-term debt	200,000	7,181
Repayment of long-term debt	(216,522)	(133,180)
Stock options exercised and other common stock transactions	707	25,380
Dividends on common stock	(42,351)	(41,921)
Dividends on minority interests	—	(5,577)
Purchase of Anvil LLC member interest	—	(99,884)
Cash to discontinued operations	(1,038)	(1,236)

Financing activities-continuing operations	(120,914)	(125,427)
Effect of exchange rates on cash	36	247

Decrease in cash and cash equivalents	(4,961)	(105,438)
Cash and cash equivalents at beginning of period	8,106	109,370

Cash and cash equivalents at end of period	$3,145	$3,932

MAYTAG CORPORATION

Notes to Consolidated Financial Statements

September 30, 2003

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring basis. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that are expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended December 31, 2002.

NOTE B – COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax, are as follows (in thousands):

Three months ended September 30	2003	2002
Net income	$36,565	$60,789
Other comprehensive income items, net of income taxes
Unrealized gains (losses) on securities	395	(1,191)
Realized loss on securities included in net income	381	—
Unrealized gains on hedges	—	192
Foreign currency translation loss	(737)	(1,413)

Total other comprehensive gain (loss)	39	(2,412)

Comprehensive income	$36,604	$58,377

Nine months ended September 30	2003	2002
Net income	$96,279	$185,541
Other comprehensive income items, net of income taxes
Unrealized gains (losses) on securities	186	(1,874)
Realized loss on securities included in net income	381	—
Unrealized losses on hedges	—	(1,040)
Foreign currency translation gain (loss)	4,851	(302)

Total other comprehensive gain (loss)	5,418	(3,216)

Comprehensive income	$101,697	$182,325

The components of accumulated other comprehensive loss, net of related tax, are as follows:

In thousands	September 30 2003	December 31 2002
Minimum pension liability adjustment	$(341,659)	$(341,659)
Unrealized losses on securities	—	(567)
Foreign currency translation loss	(5,364)	(10,215)

Accumulated other comprehensive loss	$(347,023)	$(352,441)

NOTE C – INVENTORIES

Inventories consisted of the following:

In thousands	September 30 2003	December 31 2002
Raw materials	$73,571	$71,563
Work in process	54,251	51,919
Finished goods	432,340	422,309
Supplies	9,038	8,736

Total FIFO cost	569,200	554,527
Less excess of FIFO cost over LIFO	86,378	86,094

Inventories	$482,822	$468,433

NOTE D – EARNINGS (LOSS) PER SHARE

The following table sets forth the components for computing basic and diluted earnings (loss) per share:

	Three months ended September 30		Nine months ended September 30
In thousands, except per share data	2003	2002	2003	2002
Numerator for basic and diluted earnings (loss) per share- income from continuing operations	$35,318	$61,020	$95,435	$187,430

Numerator for basic and diluted earnings (loss) per share- gain (loss) from discontinued operations	$1,247	$(231)	$844	$(1,889)

Numerator for basic and diluted earnings (loss) per share- net income	$36,565	$60,789	$96,279	$185,541

Denominator for basic earnings per share—weighted-average shares	78,588	78,014	78,473	77,599
Effect of dilutive securities:
Stock option plans	225	524	196	944

Denominator for diluted earnings per share—adjusted weighted-average shares	78,813	78,538	78,669	78,543

NOTE E—CONTINGENCIES

Maytag has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation, taxes and other claims which are not considered to be significant in relation to Maytag’s consolidated financial position, results of operations or cash flows.

NOTE F – SEGMENT REPORTING

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

The reportable segments are distinguished by the nature of products manufactured and types of customers.

Financial information for reportable segments consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2003	2002	2003	2002
Net sales
Home appliances	$1,154,607	$1,101,269	$3,314,610	$3,336,674
Commercial appliances	66,660	66,764	205,556	201,956

Consolidated total	$1,221,267	$1,168,033	$3,520,166	$3,538,630

Operating income
Home appliances	$68,510	$112,786	$203,562	$359,580
Commercial appliances	4,701	5,999	14,475	14,901

Total for reportable segments	73,211	118,785	218,037	374,481
Corporate	(11,848)	(10,060)	(37,076)	(36,735)

Consolidated total	$61,363	$108,725	$180,961	$337,746

The reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interests consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2003	2002	2003	2002
Total operating income for reportable segments	$73,211	$118,785	$218,037	$374,481
Corporate	(11,848)	(10,060)	(37,076)	(36,735)
Interest expense	(12,728)	(14,560)	(40,786)	(47,644)
Other - net	4,078	(1,710)	2,265	(462)

Income from continuing operations before income taxes and minority interests	$52,713	$92,455	$142,440	$289,640

Asset information for Maytag’s reportable segments consisted of the following:

In thousands	September 30 2003	December 31 2002
Total assets
Home appliances	$2,422,414	$2,304,219
Commercial appliances	126,683	117,600

Total for reportable segments	2,549,097	2,421,819
Corporate	405,773	544,326
Discontinued operations	132,496	138,104

Consolidated total	$3,087,366	$3,104,249

NOTE G – OTHER INTANGIBLE ASSETS

Other intangibles consist of the following:

In thousands	September 30 2003	December 31 2002
Gross other intangibles—amortized
Trademarks	$35,000	$35,000
Other	4,068	4,068
Accumulated amortization	(4,284)	(3,495)

Net other intangibles	$34,784	$35,573

Estimated amortization expense for other intangibles will be approximately $1.2 million for each of the next five years.

NOTE H – RESTRUCTURING CHARGES

Maytag adopted FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” beginning in the fourth quarter of 2002.

Restructuring reserve activity for the year ended December 31, 2002 consisted of the following:

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

In the fourth quarter of 2002, Maytag announced that it would close its refrigeration manufacturing facility in Galesburg, Illinois by the end of 2004. The Company recorded a $67.1 million pre-tax restructuring charge including $32.8 million for asset impairments, accelerated depreciation and severance and related costs as shown in the table above. The remaining $34.4 million charge involves pension and postretirement health care benefit curtailments that are reflected in Accrued pension cost and Postretirement benefit liability on the Consolidated Balance Sheets. The total pre-tax restructuring charges are anticipated to be in the range of $160 to $170 million. The remaining expenses are expected to be incurred in 2003 and 2004. An estimated $43 million of the total restructuring charge is expected to be cash expenditures primarily involving severance and costs to move equipment. It is anticipated that the closure of the facility will result in a workforce reduction of approximately 1,500 positions by the end of 2004, with the majority of those positions held by hourly production workers. Approximately 450 positions have been eliminated through September 30, 2003. The Company expects to generate $35 million of cost savings on an annualized basis after the refrigeration production is moved to an existing facility in Amana, Iowa and a new factory in Reynosa, Mexico. The manufacturing of certain other refrigeration products has already been sourced to a third party. Pre-tax restructuring charges of $13.1 million and $34.0 million were recorded in the third quarter and first nine months of 2003, respectively. Cash expenditures for the three and nine months ended September 30, 2003 related to this charge were $1.6 million and $4.2 million, respectively. All of these charges were recorded within the home appliances segment.

In the second quarter of 2003, Maytag implemented an additional restructuring program primarily consisting of a salaried workforce reduction of 510 jobs. A pre-tax charge of $16.5 million was recorded in the second quarter of 2003, including $11.3 million of severance and related costs included in the table below. The remaining $5.2 million charge was for early retirement incentives recorded as an increase in Accrued pension cost. The workforce reduction resulted in cost savings estimated to have ranged between $8 and $10 million in the third quarter of 2003 and is expected to result in cost savings of approximately $40 million on an annualized basis. Total cash expenditures related to this charge are expected to be approximately $11 million. Cash expenditures for the three and nine months ended September 30, 2003 related to this charge were $5.0 million and $9.9 million, respectively. The Company recorded $15.2 million, $0.2 million and $1.1 million of these charges in the home appliances segment, the commercial appliances segment and corporate, respectively.

Total restructuring reserve activity for the nine months ended September 30, 2003 consisted of the following:

Description of reserve (in thousands)	Balance December 31 2002	Charged to Earnings 2003	Cash Utilization	Non-Cash Utilization	Balance September 30 2003
Severance and related expense	$4,110	$22,872	$(12,915)	$—	$14,067
Equipment moving expenses	—	1,195	(1,195)	—	—
Asset write-downs and accelerated depreciation	—	21,109	—	(21,109)	—

Total	$4,110	$45,176	$(14,110)	$(21,109)	$14,067

NOTE I – STOCK PLANS

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

	Three months ended September 30		Nine months ended September 30
(in thousands, except per per share data)	2003	2002	2003	2002
Net income, as reported	$36,565	$60,789	$96,279	$185,541
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(753)	(2,470)	(3,633)	(7,580)

Pro forma net income	$35,812	$58,319	$92,646	$177,961

Basic earnings per share - as reported	$0.47	$0.78	$1.23	$2.39
Diluted earnings per share-as reported	$0.46	$0.77	$1.22	$2.36
Basic earnings per share - pro forma	$0.46	$0.75	$1.18	$2.29
Diluted earnings per share-pro forma	$0.45	$0.74	$1.18	$2.27

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in this model have not changed from December 31, 2002.

NOTE J – WARRANTY RESERVE

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

Changes in warranty liability for the nine months ended September 30, 2003 and 2002 were as follows:

	Nine months ended September 30
Warranty reserve (in thousands)	2003	2002
Balance at beginning of period	$100,489	$111,725
Warranties accrued during the period	79,390	74,046
Settlements made during the period	(88,986)	(85,969)
Changes in liability for adjustments during the period, including expirations	12,849	2,415

Balance at end of period	$103,742	$102,217

In addition to the basic limited warranty, an optional extended warranty is offered to retail purchasers of the Company’s major appliances. Sales of extended warranties are recorded as deferred revenue on the Consolidated Balance Sheet. Deferred revenue is amortized into income on a straight-line basis over the length of the extended warranty contracts. Payments on extended warranty contracts are expensed as incurred. For sales of extended warranties prior to July 1, 2003, the majority of this exposure has been transferred to a third party insurance provider. Premiums paid for this insurance have been recorded as deferred charges on the Consolidated Balance Sheet and amortized to expense on a straight-line basis over the life of the extended warranty contracts. Starting in the third quarter of 2003, Maytag has elected to self-insure all obligations on sales of extended warranties. This is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE K – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) recently issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation also requires existing unconsolidated variable interest entities to be consolidated by an entity if it is the primary beneficiary. A primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both. This interpretation applies immediately to variable interest entities created after January 31, 2003. For entities acquired before this date, the interpretation is effective in the first fiscal year or interim period beginning after December 15, 2003. Maytag does not expect the interpretation to have a material effect on its consolidated financial position.

NOTE L – PROPOSED SALE OF RONGSHIDA-MAYTAG

During the fourth quarter of 2001, Maytag committed to a plan to dispose of its interest in Rongshida-Maytag, a joint venture located in China. The business was classified as a discontinued operation during that quarter. On June 30, 2003, the Company announced a tentative agreement with Elco Brandt S.A. to sell its holdings in Rongshida-Maytag, subject to regulatory approval and negotiation of final contract terms. Based on the current status of the negotiations, Maytag recorded a charge of $3.3 million during the third quarter of 2003 within discontinued operations to write down its investment in Rongshida-Maytag to its estimated realizable value. A final closing is dependent upon additional negotiations of terms and government approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Maytag has two reportable segments: home appliances and commercial appliances (see additional discussion and financial information in the “Segment Reporting” section of the Notes to Consolidated Financial Statements).

Net Sales: Consolidated net sales were $1.221 billion in the third quarter of 2003, an increase of 5 percent compared to the same period in 2002. For the first nine months of 2003, consolidated net sales were $3.520 billion, which was down slightly from $3.539 billion for the same period in 2002.

Home appliances’ net sales, which include major appliances, floor care products and international export sales, were 5 percent higher in the third quarter of 2003 compared to the same period in 2002. For the third quarter of 2003, increases in sales of major appliances were partially offset by lower sales of floor care products. Sales of major appliances for the third quarter of 2003 increased due to industry strength and product introductions by Maytag. Also, Maytag’s major appliance unit market share increased in the third quarter of 2003 compared to the third quarter of 2002 with improvements in all categories except refrigeration. The decline in floor care was due to a decrease in unit market share, pricing decreases, and a product mix shift within the industry towards products in lower price categories. New floor care products are planned for introduction in the fourth quarter of 2003 and the second quarter of 2004 that are intended to compete at the lower price points. For the first nine months of 2003, net sales decreased 1 percent as a decrease in sales of floor care products was mostly offset by increased sales of major appliances.

U.S. industry unit shipments of major appliances were up 10 percent in the third quarter of 2003 compared to the same period in 2002 and were up 3.1 percent for the first nine months of 2003. For the full year of 2003, the Company expects the major appliances industry to be up 3 percent compared to 2002. Floor care industry unit shipments were up 10.6 percent in the third quarter of 2003 compared to the same period in 2002 and are up 1.3 percent for the first nine months of 2003. Maytag expects floor care industry unit shipments for the full year 2003 to be flat to up slightly.

Commercial appliances’ net sales, which include vending equipment and commercial cooking products, were flat in the third quarter of 2003 compared to 2002. A decrease in sales of glass front venders was offset by increased sales of traditional venders, refurbished venders and coin changer products. The increased sales of these non-traditional products resulted in a 2 percent increase in net sales for the nine months ended September 30, 2003 as compared to the same period in the prior year. Based on its internal estimates, Maytag expects the cold beverage vending equipment industry to be down approximately 15 percent in 2003 compared to 2002. However, the Company expects its increased average selling prices and its expanded business initiatives to offset much of the industry weakness.

Gross Profit: Consolidated gross profit as a percent of sales declined to 18.1 percent in the third quarter of 2003 from 20.9 percent in the same period in 2002. In the third quarter of 2002, Maytag recognized a gain on the sale of a distribution center of $8.3 million that was recorded as a reduction in costs of goods sold. For the nine months of 2003, consolidated gross profit declined as a percent of sales to 18.0 percent from 21.6 percent in the prior year period. The decline in gross margin as a percentage of sales for the third quarter and the first nine months of 2003 is primarily attributable to lower priced and lower margin floor care products in the Home Appliances segment. At the beginning of 2003, in response to price pressures, the Company reduced prices for several floor care products. As these prices did not result in increased volume, the impact on gross profit as a percent of sales was significant.

In addition to the unfavorable impact from lower priced floor care products, the Company has incurred significant increases in pension and post-retirement medical expenses for the first nine months of 2003, primarily due to assumption changes for 2003. The assumption changes included a lower discount rate, a lower expected rate of return on pension assets, and a higher trend rate for health care costs as compared to the assumptions used for 2002. For 2004, the Company expects additional increases in pension and post-retirement expenses due to further reductions in the assumption for discount rates. Maytag’s total pension and post-retirement medical expenses are expected to increase in 2004 by approximately $17.0 million.

During the first six months of 2003, material cost increases, primarily for steel, also negatively impacted gross profit as a percent of sales. However, the Company was able to negotiate reductions in steel prices and other commodities to mitigate the effect of material cost increases in the third quarter. For the full year of 2004, Maytag expects to purchase steel at the current third quarter prices, which are slightly above 2002 price levels.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 12.0 percent of sales in the third quarter of 2003 compared to 11.6 percent of sales in the same period in 2002. The primary reason for the increase was a planned increase in total advertising expense that matched scheduled product introductions during the quarter. Consolidated selling, general and administrative expenses were 11.5 percent of sales in the first nine months of 2003 compared to 12.3 percent of sales in the same period in 2002. The primary reason for the decline was a planned reduction in discretionary spending, including a substantial decrease in national advertising expenses in the first half of 2003, partially offset by an increase in national advertising expenses in the third quarter of 2003. Several cost reduction initiatives also resulted in lower general and administrative expenses. These cost reduction initiatives were implemented to help offset the anticipated increases in material costs and pension expense. Maytag has also implemented restructuring plans that are facilitating lower general and administrative costs.

Restructuring Charges: In the fourth quarter of 2002, the Company announced it would close its refrigeration manufacturing facility in Galesburg, Illinois by the end of 2004. The total pre-tax restructuring charges are now anticipated to be in the range of $160 to $170 million, an increase of $25 to $30 million from previous estimates. This increase is due to unanticipated supplier penalties for falling below required purchase levels at the Galesburg facility and changes in estimates for accelerated depreciation and severance charges. A $67.1 million pre-tax restructuring charge was recorded in 2002 involving pension and postretirement health care benefit curtailments, asset impairments, accelerated depreciation and severance and related costs. The remaining expenses are expected to be recorded in 2003 and 2004. An estimated $43 million of the total restructuring charge is expected to be cash expenditures primarily involving severance, costs to move equipment and the supplier penalties. It is anticipated that the closure of the facility will result in a workforce reduction of approximately 1,500 positions by the end of 2004, with the majority of those positions held by hourly production workers. Approximately 450 positions have been eliminated through September 30, 2003. The Company expects to generate $35 million of cost savings on an annualized basis after the refrigeration production is moved to an existing facility in Amana, Iowa and a new factory in Reynosa, Mexico. The manufacturing of certain other refrigeration products has already been sourced to a third party. Pre-tax restructuring charges of $13.1 million and $34.0 million were recorded in the third quarter and first nine months of 2003, respectively. Cash expenditures for the three and nine months ended September 30, 2003 related to this charge were $1.6 million and $4.2 million, respectively.

In the second quarter of 2003, Maytag implemented an additional restructuring program primarily consisting of a salaried workforce reduction of 510 jobs. It recorded a pre-tax charge of $16.5 million in the second quarter of 2003 including $11.3 million of severance and related costs. The remaining $5.2 million charge was for early retirement incentives recorded in Accrued pension cost. The workforce reduction resulted in cost savings estimated to have ranged between $8 and $10 million in the third quarter of 2003 and is expected to result in cost savings of approximately $40 million on an annualized basis. Total cash expenditures related to this charge are expected to be approximately $11 million of which $5.0 million and $9.9 million were expended in the third quarter and first nine months of 2003, respectively.

Total restructuring reserve activity for the nine months ended September 30, 2003 can be found in the “Restructuring Charges” section of the Notes to Consolidated Financial Statements.

Operating Income: Consolidated operating income as a percent of sales for the third quarter of 2003 was 5.0 percent, compared to 9.3 percent in 2002. Consolidated operating income as a percent of sales for the first nine months of 2003 was 5.1 percent, compared to 9.5 percent in 2002. The 2003 results include $13.1 million and $50.5 million of restructuring charges for the third quarter and first nine months of 2003, respectively, for the planned closing of the refrigeration manufacturing facility in Galesburg, Illinois and a salaried workforce reduction. The decreases in operating income as a percent of sales were due to the declines in gross profit as a percent of sales and restructuring costs. For the first nine months, these negative effects were partially offset by lower selling, general and administrative expenses as a percent of sales, as discussed above.

Home appliances’ operating income as a percent of sales for the third quarter of 2003 was 5.9 percent, compared to 10.2 percent in 2002. Operating income as a percent of sales for the first nine months of 2003 was 6.1 percent, compared to 10.8 percent in 2002. The 2003 results include $13.1 million and $49.1 million of restructuring charges for the third quarter and first nine months of 2003, respectively, for the planned closing of the refrigeration manufacturing facility in Galesburg, Illinois, and a salaried workforce reduction. The 2003 declines in operating income as a percent of sales were also significantly impacted by lower floor care pricing and increased pension, postretirement medical, and material costs.

Commercial appliances’ operating income as a percent of sales for the third quarter of 2003 was 7.1 percent, compared to 9.0 percent in 2002. Commercial appliances’ operating income as a percent of sales for the first nine months of 2003 was 7.0 percent, compared to 7.4 percent in 2002. The decrease in operating income as a percent of sales in the third quarter and first nine months of 2003 occurred because of higher marketing and other costs within commercial cooking.

General corporate operating expenses were 18 percent higher in the third quarter of 2003 compared to 2002 due to severance and recruiting costs and increased pension and post-retirement medical expenses. General corporate operating expenses increased 1 percent for the first nine months of 2003 compared to 2002 as lower incentive compensation expense accruals were offset by severance, recruiting costs and increased pension and postretirement medical expenses.

Interest Expense: Interest expense for the third quarter and first nine months of 2003 was 13 percent and 14 percent lower than 2002, respectively, due to both reduced debt levels and lower average interest rates.

Income Taxes: During the second quarter of 2003, the Company lowered its effective tax rate from 34 percent to 33 percent for the full year of 2003. The decrease in the effective tax rate for 2003 is due to lower expected earnings for the year that causes fixed dollar tax credits to become a more significant component of the tax provision calculation, therefore reducing the effective tax rate.

Discontinued Operations: During the fourth quarter of 2001, Maytag committed to a plan to dispose of its interest in Rongshida-Maytag, a joint venture located in China. The business was classified as a discontinued operation during that quarter. On June 30, 2003, the Company announced a tentative agreement with Elco Brandt S.A. to sell its holdings in Rongshida-Maytag subject to regulatory approvals and negotiation of final contract terms. Based on the current status of the negotiations, the Company recorded an after-tax loss of $3.3 million in the third quarter of 2003 to write down its investment in Rongshida-Maytag to its estimated realizable value. A final closing is dependent upon additional negotiations of terms and government approval.

In connection with the 2001 sale of Blodgett, a manufacturer of cooking products, Maytag received $18.2 million of notes receivable but recorded a valuation reserve of $9.7 million against the note due to the credit status of the buyer ($8.5 million, net). In the third quarter of 2003, Maytag received a payment of $13.2 million in principal and $3.3 million of accrued interest against these notes receivable. Of the $13.2 million payment, $8.5 million was applied against the notes receivables with the remaining $4.7 million recorded as a reversal of the valuation reserve and recognized as a gain on discontinued operations in the consolidated income statement. Future principal payments on the remaining notes receivable balance will also be recognized as a gain on discontinued operations.

Net Income: The decreases in net income for the third quarter and first nine months of 2003, compared to 2002, were due primarily to the decrease in operating income. The decreases in diluted earnings per share for the third quarter and first nine months of 2003 compared to 2002 were also due primarily to the decrease in operating income as average diluted shares outstanding were comparable.

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

Net cash provided by continuing operations for the first nine months of 2003 was $236 million, an increase of $59 million from the prior year. The Company achieved its 2003 target of $135 million in voluntary pension contributions during the first nine months of 2003. This is equal to the amount contributed for the same period in 2002. Other current assets decreased compared to December 31, 2002 due primarily to a tax refund received in 2003. Working capital increased as of September 30, 2003 as accounts receivable balances were higher compared to December 31, 2002 due primarily to higher monthly sales in September 2003 compared to December 2002. This was partially offset by increased accounts payable due to continued focus on management of payment terms.

A substantial portion of accounts receivable is concentrated among major national retailers. A significant loss of business with or failure of any of these retailers could have an adverse impact on ongoing operations. The Company continues to sell products to a major retailer that recently emerged from bankruptcy. The accounts receivable balance with this retailer was less than 2 percent of net accounts receivable at September 30, 2003.

Certain accounts receivable are sold to an unconsolidated finance company in which Maytag has a 50 percent ownership interest and shares equally in profits or losses. These accounts receivable are sold without recourse, although the Company is required to repurchase repossessed inventory. No such repurchases have been required to date nor are any anticipated. A total of $27.6 million of receivables and $7.1 million of debt were outstanding at September 30, 2003 on the unconsolidated finance company’s balance sheet. The investment in the finance company is accounted for using the equity method and a total investment of $1.9 million was recorded on the Consolidated Balance Sheet as of September 30, 2003.

Total Investing Activities: Maytag’s capital expenditures represent continued investments in its businesses for such items as new product designs, cost reduction programs, replacement of equipment, targeted capacity expansion and government mandated product requirements. Capital expenditures for the first nine months of 2003 were $133 million compared to $157 million in 2002. The Company plans to expend between $200 and $220 million on capital expenditures in 2003 compared to $230 million in 2002.

In the third quarter of 2003, Maytag received $13.2 million in principal and $3.3 million in interest payments related to its 2001 sale of Blodgett. For further discussion, see “Discontinued Operations” within this Management’s Discussion and Analysis.

Total Financing Activities: Dividend payments on common stock for the first nine months of both 2003 and 2002 were $42 million or $0.54 per share.

Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. A commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire April 29, 2004 and May 3, 2004. The Consolidated Balance Sheet includes $118 million of commercial paper outstanding as of September 30, 2003 that is classified as notes payable. The credit agreements include financial covenants with respect to interest coverage and debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with these covenants as of September 30, 2003 and expects to be in compliance with these financial covenants through the end of 2003. The existence of an event of default under the credit agreements or the termination of the credit agreements because of an event of default would adversely impact the Company’s ability to borrow through the sale of commercial paper. If additional funds are required, the Company has a shelf registration statement on file with the Securities and Exchange Commission providing the ability to issue publicly an aggregate of $100 million of debt securities as of September 30, 2003.

In the first nine months of 2003, Maytag’s debt obligations decreased by $85 million, reflecting cash payments of $77 million and a decrease in long-term debt related to a decrease in the fair value of interest rate swaps of $8 million. The current portion of long-term debt decreased $184 million due primarily to a $150 million principal payment on a medium term note. Long-term debt increased $160 million due primarily to the issuance of $200 million of medium term notes, the proceeds of which were used principally to pay down commercial paper. For the full year 2003, the Company expects to reduce debt obligations by $100 million.

Shareowners’ Equity: Shareowner’s equity remains at a low level due to a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994 to $1.5 billion at September 30, 2003. The Company has also made pension liability adjustments as required by FASB Statement No. 87 due to the underfunded status of its pension plans that reduced equity in 2002 and 2001, and expects to make a pension liability adjustment in the fourth quarter of 2003 that will further reduce equity. Management does not expect the low level of equity to pose a risk to liquidity because cash flow is strong and there are no covenants in any debt instruments that include equity or debt-to-asset ratios.

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

Starting in 2003 the change in fair market values of currency and commodity hedges are recorded in “Other-net” on the Consolidated Statements of Income. In 2002 these hedges were deemed effective hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and changes in fair market value were recorded in “Accumulated Comprehensive Loss” on the Consolidated Balance Sheets.

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

Future Obligations and Commitments

Future obligations and commitments, in part, consisted of the following:

	Total	Future Obligations Due by Year
In thousands		2003	2004	2005	2006	2007	Thereafter
Long-term debt	$909,371	$10,999	$18,257	$6,043	$409,842	$8,000	$456,230
Notes payable	117,870	117,870	—	—	—	—	—
Commitments for capital expenditures	110,525	110,525	—	—	—	—	—

Future obligations and commitments	$1,137,766	$239,394	$18,257	$6,043	$409,842	$8,000	$456,230

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

As of September 30, 2003, approximately $38 million in undrawn stand-by letters of credit were available which are primarily utilized to back workers compensation claims and environmental costs in the event Maytag fails to fund these obligations.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the third quarter of 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic SEC filings for Maytag (including its consolidated subsidiaries).

There was no change in internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected or is reasonably likely to materially affect Maytag’s internal control over financial reporting.

Part II OTHER INFORMATION

MAYTAG CORPORATION

Exhibits and Reports on Form 8-K

Item 6. Exhibits and Reports on Form 8-K.

Exhibit	Description

31.1	Certification by Ralph F. Hake, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934

31.2	Certification by George C. Moore, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Ralph F. Hake, Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by George C. Moore, Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	Reports on Form 8-K

Form 8-K dated October 16, 2003 furnishing quarterly earnings release for three months and nine months ended September 30, 2003 under Item 12.

MAYTAG CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYTAG CORPORATION

Date: November 14, 2003	/s/ George C. Moore
George C. Moore Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)