Form 10-K
period 2004-01-03
MAYTAG CORP
filed 2004-02-20
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 3, 2004

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 28, 2003 was $1,920,660,190. The number of shares outstanding of the registrant’s common stock (par value $1.25) as of the close of business on June 28, 2003 was 78,554,609.

DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, portions of the registrant’s proxy statement for its annual meeting of shareholders to be held May 13, 2004 have been incorporated by reference.

MAYTAG CORPORATION

2003 ANNUAL REPORT ON FORM 10-K CONTENTS

PART I

Item 1. Business.

Maytag is a leading producer of home and commercial appliances. Its products are sold to customers throughout North America and in international markets. Maytag was organized as a Delaware corporation in 1925.

Maytag is among the top three major appliance companies in the North American market, offering consumers a full line of washers, dryers, dishwashers, refrigerators and ranges distributed through large and small retailers across the U.S. and Canada. Maytag also has a significant presence in the commercial laundry market. Maytag’s Hoover brand is the market leader in North American floor care products.

Maytag owns Dixie-Narco, one of the original brand names in the vending machine industry and currently the leading manufacturer of soft drink can and bottle vending machines in the U.S. Dixie-Narco venders are sold primarily to major soft drink bottlers such as Coca-Cola and Pepsico.

In commercial cooking appliances, Maytag owns Jade Range, a leading manufacturer of premium-priced commercial ranges and commercial-style ranges for the residential market.

Maytag makes significant annual capital investments so that it has demonstrable and superior product innovations in its strongest brands. Superior product performance reinforces brand positioning; product and brand positioning drive average pricing and distribution.

The Company operates in two business segments: home appliances and commercial appliances. Sales to Sears, Roebuck and Co. represented 15%, 13% and 12% of consolidated net sales in 2003, 2002 and 2001, respectively. Financial and other information relating to these reportable business segments is included in Part II, Items 7 and 8.

HOME APPLIANCES

The home appliance segment represented 94.7 percent of consolidated net sales in 2003.

The operations of the Company’s home appliance segment manufacture laundry products, dishwashers, refrigerators, cooking appliances and floor care products. These products are primarily sold to major national retailers and independent retail dealers in North America and targeted international markets. These products are sold primarily under the Maytag, Amana, Hoover, Jenn-Air and Magic Chef brand names. Included in this segment is Maytag International, Inc., the Company’s international marketing subsidiary that administers the sale of home appliances and licensing of certain home appliance brands in markets outside the United States. The Company also has increased emphasis on its in-home service business, Maytag Services, which repairs not only Maytag brand appliances but other brands as well.

A portion of the Company’s operations and sales is outside the United States. The Company also outsources certain components and products from outside the United States. The risks involved in foreign operations vary from country to country and include tariffs, trade restrictions, changes in currency values, economic conditions and international relations.

The Company uses basic raw materials such as steel, copper, aluminum, rubber and plastic in its manufacturing processes in addition to purchased motors, compressors, timers, valves and other components. These materials are supplied by established sources, and the Company anticipates that such sources will, in general, be able to meet its future requirements.

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

The dollar amount of backlog orders of the Company is not considered significant for home appliances in relation to the total annual dollar volume of sales. Because it is the Company’s practice to maintain a level of inventory sufficient to cover anticipated shipments and, since orders are generally shipped upon receipt, a large backlog would be unusual.

The home appliance market is highly competitive with the two principal major domestic appliance competitors being larger than the Company. The Company is focused on growth through product innovation that supports superior product performance in the Company’s premium brands. The Company uses brand image, product quality, customer service, advertising and warranty as competitive tools.

Expenditures for company-sponsored research and development activities relating to the development of new products and the improvement of existing products are included in Part II, Item 8. Most of the research and development expenditures relate to the home appliance segment.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment have not had a significant effect on capital expenditures, earnings, or the Company’s competitive position.

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

With regard to appliances, the Company is subject to changes in government mandated energy and environmental standards that may become effective over the next several years. The Company is in compliance with existing standards where it does business. As any new standards that affect the entire appliance industry become effective, the Company intends to be in compliance with those new standards.

The number of employees of the Company in the home appliance segment was approximately 19,400 as of both January 3, 2004 and December 28, 2002. Approximately 40 percent and 44 percent of these employees were covered by collective bargaining agreements as of January 3, 2004, and December 28, 2002, respectively. Collective bargaining agreements covering two of Maytag’s manufacturing sites are scheduled for negotiations in 2004.

COMMERCIAL APPLIANCES

The commercial appliance segment represented 5.3 percent of consolidated net sales in 2003.

The operations of the Company’s commercial appliance segment manufacture commercial cooking equipment under the Jade brand name and vending equipment under the Dixie-Narco brand name. These products are primarily sold to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets. Over the last several years, the Company has increased its emphasis in the vender refurbishment and coin changer businesses.

The Company uses steel as a basic raw material in its manufacturing processes in addition to purchased motors, compressors and other components. These materials are supplied by established sources, and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The Company holds a number of patents that are important in the manufacture of its products. The Company also holds a number of trademark registrations of which the most important are DIXIE-NARCO and JADE and the associated corporate symbols.

Commercial appliance sales are considered seasonal to the extent that the Company normally experiences lower sales in the fourth quarter compared to other quarters.

Within the commercial appliance segment, the Company’s vending equipment sales are dependent upon a few major soft drink suppliers. Therefore, the loss of one or more of these customers could have a significant adverse effect on the commercial appliance segment.

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

The number of employees of the Company in the commercial appliance segment as of January 3, 2004 and December 28, 2002 was approximately 1,240 and 1,265, respectively.

AVAILABLE INFORMATION

The Company maintains an Internet website at www.maytagcorp.com where its Annual Report on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available, without charge, as reasonably practicable following the time they are filed with or furnished to the SEC.

Item 2. Properties.

The Company’s corporate headquarters is located in Newton, Iowa. Major offices and manufacturing facilities in the United States related to the home appliance segment are located in: Newton, Iowa; Galesburg, Illinois; Cleveland, Tennessee; Jackson, Tennessee; Milan, Tennessee; Herrin, Illinois; Amana, Iowa; Florence, South Carolina; Searcy, Arkansas; North Canton, Ohio; and El Paso, Texas. The Company also has facilities that are located in Reynosa, Mexico and Juarez, Mexico. The Company has announced its plan to close the facility located in Galesburg, Illinois, by the end of 2004. The Company also leases office space in Chicago, Illinois.

Major offices and manufacturing facilities in the United States related to the commercial appliance segment are located in Williston, South Carolina, and leased in Brea, California.

The facilities for the home appliance and commercial appliances segments are well maintained, suitably equipped and in good operating condition. The facilities had sufficient capacity to meet production needs in 2003, and the Company expects that such capacity will be adequate for planned production in 2004. The Company’s major capital projects and planned capital expenditures for 2004 are described in Part II, Item 7.

The Company also owns or leases sales offices and warehouses in many large metropolitan areas throughout the United States and Canada. Lease commitments are included in Part II, Item 8.

Item 3. Legal Proceedings.

The Company is involved in contractual disputes, environmental, administrative and legal proceedings and investigations of various types. Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, will not have a significant adverse impact on its consolidated financial position. The Company’s contingent liabilities are discussed in Part II, Item 8.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2003 through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Office Held	First Became an Officer	Age
Ralph F. Hake	Chairman and Chief Executive Officer	2001	55

William L. Beer	President, Maytag Appliances	1993	51

R. Craig Breese	President, Maytag International	2001	51

Thomas A. Briatico	President, The Hoover Company	1985	56

Douglas C. Huffer	President, Dixie-Narco	1992	47

Steven J. Klyn	Vice President and Treasurer	2000	38

Mark W. Krivoruchka	Senior Vice President, Human Resources	2002	49

Karen J. Lynn	Vice President, Communications	2002	47

George C. Moore	Executive Vice President and Chief Financial Officer	2003	48

Ernest Park	Senior Vice President and Chief Information Officer	2000	51

Thomas J. Piersa	Senior Vice President, Global Procurement	2000	52

Roy A. Rumbough, Jr.	Vice President and Corporate Controller	2002	48

Roger K. Scholten	Senior Vice President and General Counsel	2000	49

Each of the executive officers has served the Company in various executive or administrative positions for at least the last five years except for:

Name	Company / Position	Period
Ralph F. Hake	Fluor Corporation, an engineering, procurement, construction, maintenance and business services company Executive Vice President and Chief Financial Officer	1999-2001

	Whirlpool Corporation, a manufacturer of home appliances Various Positions ending as Senior Executive Vice President and Chief Financial Officer	1987-1999

R. Craig Breese	Viskase Corporation, a manufacturer of products used by the meat and poultry industry Various Positions ending as Executive Vice President	1990-2001

Mark W. Krivoruchka	MK Strategic Resources, Inc., a consulting firm specializing in strategic business initiatives President	1997-2002

Karen J. Lynn	ConAgra Foods, a food processing company Director, Communications ending as Vice President, Communications	2000-2002

	Quaker Oats, a food and beverage company Senior Manager, Strategic Communications	1997-2000

George C. Moore	Danaher Corporation, a manufacturer of Process/Environmental Controls and Tools and Components Various Positions ending as Group Vice President of Finance	1993-2003

Ernest Park	Honeywell Global Business Services, a diversified technology and manufacturing company Vice President and Chief Information Officer	1999-2000

	Allied Signal Business Services, a diversified technology and manufacturing company Vice President and Chief Information Officer	1996-1999

Thomas J. Piersa	York International Corporation, a manufacturer of heating, ventilating, air conditioning and refrigeration equipment Vice President Worldwide Supply Chain Management	1998-2000

	Eastman Kodak Co, a manufacturer and marketer of imaging products and services Various Positions ending as Manager Worldwide Strategic Sourcing	1978-1998

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

	Sale Price of Common Shares				Dividends Per Share
	2003		2002
	High	Low	High	Low	2003	2002
First quarter	$30.70	$17.90	$45.75	$29.83	$0.18	$0.18
Second quarter	27.10	18.60	47.94	41.25	0.18	0.18
Third quarter	28.38	23.36	42.87	22.20	0.18	0.18
Fourth quarter	28.65	24.15	31.78	18.84	0.18	0.18

The principal U.S. market the Company’s common stock is traded on is the New York Stock Exchange under the symbol MYG. As of February 2, 2004, the Company had 19,562 shareowners of record.

Item 6. Selected Financial Data

Dollars in thousands, except per share data	2003(1)	2002(2)	2001(3)	2000(4)	1999(5)
Net sales	$4,791,866	$4,666,031	$4,185,051	$3,891,500	$3,948,060
Gross profit	859,531	1,004,602	864,842	985,481	1,077,320
Percent of sales	17.9%	21.5%	20.7%	25.3%	27.3%
Operating income	$228,293	$359,495	$289,152	$439,715	$572,488
Percent of sales	4.8%	7.7%	6.9%	11.3%	14.5%
Income from continuing operations	$114,378	$191,401	$162,367	$216,367	$328,582
Percent of sales	2.4%	4.1%	3.9%	5.6%	8.3%
Basic earnings per share-continuing operations	$1.46	$2.46	$2.12	$2.78	$3.80
Diluted earnings per share-continuing operations	1.45	2.44	2.07	2.63	3.66
Dividends paid per share	0.72	0.72	0.72	0.72	0.72
Basic weighted-average shares outstanding	78,537	77,735	76,419	77,860	86,443
Diluted weighted-average shares outstanding	78,746	78,504	78,565	82,425	89,731
Depreciation of property, plant and equipment	$164,680	$162,600	$148,370	$133,840	$122,254
Capital expenditures	199,300	229,764	145,569	152,598	134,597
Total assets	3,024,140	3,104,249	3,131,051	2,647,461	2,614,135
Total notes payable and long-term debt	970,826	1,112,638	1,213,898	808,436	641,278

Note: The twelve months ended January 3, 2004 consisted of 53 weeks; all other years in this table consisted of 52 weeks.

(1)	Operating income includes restructuring charges of $64.9 million and $11.2 million for asset impairment. The after-tax charge associated with restructuring of $43.9 million and the after-tax charge for asset impairment of $7.6 million are both included in income from continuing operations. Income from continuing operations also includes a $7.2 million after-tax charge for loss on investment. See table showing effect of these items on operating income, net income and earnings per share in “GAAP to Non-GAAP Reconciliation” section within Management’s Discussion and Analysis.

(2)	An $8.3 million gain on the sale of a distribution center is included in gross profit and operating income. Operating income also includes a $67.1 million restructuring charge associated with the closing of Maytag’s refrigeration plant located in Galesburg, Illinois. The after-tax gain on the distribution center of $5.5 million and the after-tax restructuring charge associated with the refrigeration plant closing of $44.3 million are both included in income from continuing operations. See table showing effect of these items on operating income, net income and earnings per share in “GAAP to Non-GAAP Reconciliation” section within Management’s Discussion and Analysis. Application of the nonamortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001 resulted in an increase in operating income and income from continuing operations of approximately $10 million for the years after 2001. 2003 and 2002 include a full year of net sales from Amana that was acquired effective August 1, 2001. Maytag integrated Amana activities within its existing appliance organization during 2002, and Amana’s 2002 net sales are no longer distinguishable.

(3)	Operating income includes $9.8 million in restructuring charges associated with a salaried workforce reduction. The after-tax restructuring charge of $6.2 million is included in income from continuing operations. Income from continuing operations also includes a $7.2 million charge for loss on investment and a one-time tax credit of $42 million. See table showing effect of these items on operating income, net income and earnings per share in “GAAP to Non-GAAP Reconciliation” section within Management’s Discussion and Analysis. 2001 includes the net sales of Amana of $294.8 million from the date of its acquisition August 1, 2001 .

(4)	Operating income includes $39.9 million in charges associated with terminated product initiatives, asset write-downs and severance costs related to management changes. The after-tax charge of $25.3 million is included in income from continuing operations. Income from continuing operations also includes a $17.6 million ($11.2 million after-tax) charge for loss on investment.

(5)	Net sales include $20 million of sales from the Company’s acquisition of Jade, a manufacturer of commercial and residential ranges, in the first quarter of 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Profile

Maytag manufactures and sells home and commercial appliances throughout North America and in international markets. Financial results are reported for two segments: home appliances and commercial appliances. The home appliance segment includes sales of major appliances, floor care products, international export sales and in-home appliance service operations. The commercial appliance segment includes sales of vending equipment and commercial cooking products.

Executive Summary

U.S. industry unit shipments of major appliances reached a record level in 2003 as the industry was up 5 percent versus 2002. Floor care industry unit shipments in the U.S. increased by 3 percent in 2003 although there was a dramatic shift in consumer demand to lower priced products. This shift in demand had a significant impact on Maytag’s results as Maytag historically sells at higher price points. In commercial appliances, based on internal estimates, unit sales in the cold beverage vending industry were down by approximately 15 percent in 2003.

In 2003, Maytag maintained its market share in U.S. major appliances with improvements in the cooking and dishwasher categories offset by decreases in laundry and refrigeration. The Company increased unit sales due to the strong industry shipments as well as new product introductions by Maytag. The unit increases in major appliances, however, were partially offset by a decline in market share and lower pricing in the floor care product category (sold under the Hoover brand). In the commercial segment, Maytag offset the impact of declining industry volume with sales of refurbished products and higher priced glass front venders.

Consolidated net sales increased to $4.8 billion in 2003, a 3 percent increase over 2002. This increase was driven primarily by growth in major appliances partially offset by the impact of lower volume and pricing in certain product categories, particularly in floor care. Maytag ended the year with sales momentum generated by new product introductions in the cooking, laundry, and floor care product lines. For major appliances, this momentum resulted in a higher market share in the second half of 2003 as compared to the first half of 2003 and also as compared to the same period in the prior year.

Consolidated earnings per share decreased to $1.53 in 2003 from $2.40 in 2002. Excluding items such as restructuring charges that affected comparability, earnings per share decreased to $2.20 in 2003 from $2.93 per share in 2002. Comparable earnings were primarily impacted by the deterioration in volume, pricing and product mix in the floor care product line. In addition, earnings were negatively impacted by a significant increase in pension and postretirement medical costs. These higher costs were partially offset by higher sales revenue, the effect of favorable foreign currency exchange rates, primarily for the Canadian dollar, and lower interest costs as Maytag reduced debt in 2003. For a complete listing of items affecting comparability, see “GAAP to Non-GAAP Reconciliation” in this Management’s Discussion and Analysis.

As part of an effort to improve profitability, Maytag reduced salaried headcount by approximately 8 percent in the second quarter of 2003. The salaried headcount reduction is expected to reduce annualized costs by $40 million. Maytag recorded a restructuring charge of $16.5 million associated with this action in the second quarter 2003. Maytag also recorded restructuring charges in both 2003 and 2002 for the anticipated closing of the Galesburg refrigeration plant in 2004. Maytag expects to generate $35 million in annual cost savings from the refrigeration restructuring when fully implemented in 2005. In total, restructuring costs were comparable for both years.

In the fourth quarter of 2003, Maytag negotiated a new union contract with the employees at its North Canton, Ohio facility, a primary location for floor care production. The new contract provides for more flexibility in floor care manufacturing operations and a substantial reduction of annual benefit costs starting in 2004. As a result of these actions, Maytag recorded an $11.2 million non-cash impairment charge in the fourth quarter for the assets employed in a product line that will be exited in the first quarter of 2004.

Collective bargaining agreements covering two of Maytag’s manufacturing sites are scheduled for negotiations in 2004. If agreement is not reached in a timely manner, any resulting work stoppage could have an adverse impact on Maytag’s results of operations.

Maytag had strong cash flows from operating activities in 2003. Cash flow from operations in 2003 was $354 million, net of $265 million of voluntary contributions to the pension plan. In 2002, cash flow from operations was $365 million, net of $190 million of voluntary pension contributions. A significant contributor to cash flow from operations in 2003 was a $103 million increase in accounts payable as the Company made a concerted effort to extend payment terms. In addition to increased funding of the pension plan in 2003, the Company utilized cash flow from operations to fund $199 million in capital expenditures, reduce debt by $128 million, and pay $56.5 million in dividends to shareholders.

Business Results

In millions (except per share data)	2003	Percent of sales	2002	Percent of sales	2001	Percent of sales
Net sales
Home appliances	$4,538.0		$4,421.3		$3,954.9
Commercial appliances	253.9		244.7		230.2

Total net sales	4,791.9		4,666.0		4,185.1

Gross profit	859.5	17.9%	1,004.6	21.5%	864.8	20.7%
Selling, general and administrative expenses	555.1	11.6%	578.0	12.4%	565.9	13.5%
Restructuring charges	64.9		67.1		9.8
Asset impairment	11.2		—		—
Operating income
Home appliances (1)	269.1	5.9%	395.7	8.9%	324.6	8.2%
Commercial appliances(2)	11.8	4.6%	13.1	5.3%	5.8	2.5%
General corporate (3)	(52.6)		(49.3)		(41.2)

Total operating income	228.3	4.8%	359.5	7.7%	289.2	6.9%

Net income	$120.1	2.5%	$188.8	4.0%	$47.7	1.1%
Earnings per share	$1.53		$2.40		$1.41

The twelve months ended January 3, 2004 consisted of 53 weeks; all other years in this table consisted of 52 weeks.

(1)	The Home appliance segment in 2003 included $63.6 million in restructuring charges and $11.2 million of asset impairment charge.

The segment included $67.1 million and $7.9 million of restructuring charges in 2002 and 2001, respectively.

(2)	The Commercial appliance segment in 2003 included $0.2 million in restructuring charges. The segment included $0.7 million of restructuring charges in 2001.

(3)	General corporate in 2003 included $1.1 million in restructuring charges. General corporate included $1.2 million of restructuring charges in 2001.

Comparison of 2003 with 2002

Net Sales: For 2003, consolidated net sales were $4.792 billion, which was up 3 percent from $4.666 billion for 2002.

Home appliance net sales were 3 percent higher in 2003 compared to 2002. The increase in sales of major appliances was partially offset by lower sales of floor care products. Sales of major appliances in 2003 increased due to industry strength and product introductions by Maytag. Maytag’s major appliance unit market share was flat in 2003 compared to 2002 with improvements in cooking and dishwasher categories offset by a decrease in laundry and refrigeration. The decline in floor care sales was due to a decrease in unit market share, pricing decreases, and a product mix shift within the industry towards products in lower price categories. New floor care products were introduced in the fourth quarter of 2003 and are planned throughout 2004 that are intended to compete at a wider range of price points.

U.S. industry unit shipments of major appliances were up 5 percent in 2003 compared to 2002. For the full year of 2004, the Company expects the major appliances industry to be up 2 percent compared to 2003. Floor care industry unit shipments were up 3 percent in 2003 compared to 2002. Maytag expects floor care industry unit shipments for the full year 2004 to be up 3 to 4 percent.

Commercial appliance net sales were up 4 percent in 2003 compared to 2002. A decrease in sales of traditional venders was offset by increased sales of glass-front venders, refurbished venders and coin changer products. Based on its internal estimates, Maytag estimates that the cold beverage vending equipment industry was down approximately 15 percent in 2003 compared to 2002. However, the Company’s increased average selling prices related to glass front venders and its expanded business initiatives offset the industry weakness. Maytag estimates the cold beverage vending equipment industry to show flat to declining growth in 2004 compared to 2003.

Gross Profit: Consolidated gross profit as a percent of sales declined to 17.9 percent in 2003 from 21.5 percent in 2002. The decline in gross margin as a percentage of sales for 2003 is primarily attributable to lower priced and lower margin floor care products in the home appliance segment. At the beginning of 2003, in response to competitive pressures, the Company reduced prices for several floor care products. As these prices did not result in increased volume, the impact on gross profit as a percent of sales was significant. Also, in 2002, Maytag recognized a gain on the sale of a distribution center of $8.3 million that was recorded as a reduction in cost of goods sold.

The Company also incurred significant increases in pension and postretirement medical expenses in 2003, primarily due to assumption changes. The assumption changes included a lower discount rate, a lower expected rate of return on pension assets, and a higher trend rate for health care costs as compared to the assumptions used for 2002. See “Pension Benefits” section in the Notes to Consolidated Financial Statements of the 2003 Annual Report on Form10-K (“2003 Form 10-K”) for a summary of pension assumptions. For 2004, the Company expects pension and postretirement expenses to be equal to 2003 as a result of increased pension contributions at the end of 2003 as well as the Company having negotiated a revised union contract covering certain production employees. In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”), which includes subsidies for companies providing prescription-drug benefits to retirees. Maytag’s SFAS 106 Postretirement Benefit measurement date of September 30 was before the enactment of this law and, therefore, the potential benefit of any changes in Maytag’s postretirement liability or expense is not reflected in the financial statements or accompanying notes included in the 2003 Form 10-K. While Maytag believes the impact of the law should significantly lower its postretirement liability and expense, the Company is still evaluating its prospective impact.

During the first six months of 2003, material cost increases, primarily for steel, also negatively impacted gross profit as a percent of sales. However, the Company negotiated reductions in steel prices and other commodities to mitigate the effect of material cost increases in the second half of 2003. For the full year of 2004, Maytag expects increases in steel costs to again negatively impact gross profit as a percent of sales.

Selling, General and Administrative Expenses: Consolidated selling, general and administrative expenses were 11.6 percent of sales in 2003 compared to 12.4 percent of sales in 2002. The primary reason for the decline was a reduction in discretionary spending, a salaried work force reduction, decreased bad debt expense and leverage from increased net sales.

Restructuring Charges: In the fourth quarter of 2002, the Company announced it would close its refrigeration manufacturing facility in Galesburg, Illinois, by the end of 2004. In 2003 and 2002, the Company recorded $48.4 million and $67.1 million, respectively, of charges related to the refrigeration restructuring. The total pre-tax restructuring charges are anticipated to be in the range of $160 to $170 million. The majority of the remaining expenses are expected to be incurred in 2004. An estimated $44 million of the total restructuring charge is expected to be paid in cash, primarily involving severance and costs to move equipment. Cash expenditures for the twelve months ended January 3, 2004 related to the facility closing were $8.0 million. It is anticipated that the closure of the facility will result in a workforce reduction of approximately 1,600 positions by the end of 2004, with the majority of those positions held by hourly production workers. Approximately 400 positions have been eliminated through January 3, 2004. The Company expects to generate $35 million of cost savings on an annualized basis after the facility closure. Refrigeration production is currently being moved to an existing facility in Amana, Iowa, and a new factory in Reynosa, Mexico. The manufacturing of certain other refrigeration products has already been sourced to a third party. All of these charges were recorded within the home appliance segment.

In the second quarter of 2003, Maytag implemented an additional restructuring program primarily consisting of a salaried workforce reduction and recorded $16.5 million of restructuring charges. The workforce reduction resulted in cost savings estimated at $20 million in the second half of 2003 and is expected to result in cost savings of approximately $40 million on an annualized basis.

See “Restructuring Charges” section in the Notes to Consolidated Financial Statements included in the 2003 Form 10-K for further discussion and analysis of reserve activity for 2003.

Asset Impairment: In the fourth quarter of 2003, Maytag negotiated a new union contract with the employees at its North Canton, Ohio, facility, a primary location for floor care production. The new contract provides Maytag with more flexibility in its manufacturing operations and a substantial reduction of annual benefit costs starting in 2004. As a result of these actions, Maytag recorded within the home appliance segment an $11.2 million non-cash impairment charge in the fourth quarter for the assets employed in a product line that will be exited in the first quarter of 2004. These assets were written down to fair value based on prices for similar assets.

Operating Income: Consolidated operating income as a percent of sales for 2003 was 4.8 percent, compared to 7.7 percent in 2002. The 2003 and 2002 results included restructuring charges for the planned closing of the refrigeration manufacturing facility in Galesburg, Illinois. The 2003 results also include the salaried workforce reduction charge as well as the asset impairment charge. The 2002 results include the gain on sale of the distribution center of $8.3 million. The decrease in operating income as a percent of sales was due to the declines in gross profit as a percent of sales partially offset by lower selling, general and administrative expenses as a percent of sales, as discussed above.

Home appliance operating income as a percent of sales for 2003 was 5.9 percent, compared to 9 percent in 2002. The 2003 results include $48.4 million of restructuring charges for the closing of the refrigeration manufacturing facility, $15.2 million of charges for the salaried workforce reduction and the asset impairment charge of $11.2 million. The 2002 results include $67.1 million of restructuring charges related to the closing of the refrigeration manufacturing facility and the gain on sale of the distribution center. The 2003 operating income as a percent of sales was significantly impacted by lower floor care pricing and a shift in floor care product mix and increased pension and postretirement medical costs.

Commercial appliance operating income as a percent of sales for 2003 was 4.6 percent, compared to 5.3 percent in 2002. Improved gross profit and lower selling, general and administrative expenses in vending equipment did not offset higher costs from short-term inefficiencies within commercial cooking as a result of a factory move and system installations.

General corporate operating expenses were higher in 2003 compared to 2002 as lower incentive compensation expense accruals were offset by higher information technology costs, professional service fees and severance and recruiting costs.

For a listing of items affecting operating income comparability between periods, such as restructuring charges, see “GAAP to Non-GAAP Reconciliation” in this Management’s Discussion and Analysis.

Interest Expense: Interest expense for 2003 was 15 percent lower than 2002 due to both reduced debt levels and lower average interest rates.

Loss on Investment: In the fourth quarter of 2003, Maytag ceased funding the operations of a company with robotic technology for the floor care industry in which it had a remaining investment of $7.2 million accounted for under the equity method. An analysis of the prospects for this investment projected negative cash flows and would have required continued allocation of resources. Therefore, Maytag determined that the impairment of the investment was other than temporary and recorded the $7.2 million charge as a loss on investment on the Consolidated Statements of Income.

Other Income (Loss): During 2003, other income (loss) reflected income of $4.4 million compared to a loss of $1.4 million in 2002. The change in other income (loss) was primarily due to interest income recorded in 2003. The source of interest income included $4.1 million received throughout the year related to the notes receivable arising from the sale of Blodgett, $3.5 million for interest on a federal tax refund, and $1.6 million arising from the settlement of a purchase contract dispute involving the 2001 acquisition of Amana. Losses on foreign currency exchange rates of $5.9 million in 2003 and $1.9 million were also recorded in Other Net. See “Financial Instruments” section in the Notes to Consolidated Financial Statements included in the 2003 Form 10-K for more details on foreign currency exchange rates.

Income Taxes: The effective tax rates for 2003 and 2002 were 33.8 and 34 percent, respectively. The decrease was due to lower 2003 earnings that caused fixed dollar tax credits to be a more significant component of the tax provision calculation, thereby reducing the effective tax rate. The rate decrease was partially offset by the loss on an investment for which no tax benefit was recorded as the realization of future tax benefit is uncertain.

Discontinued Operations: During the fourth quarter of 2001, Maytag committed to a plan to dispose of its interest in Rongshida-Maytag, a joint venture located in China. The business was classified as a discontinued operation during that quarter. On June 30, 2003, the Company announced a tentative agreement to sell its holdings in Rongshida-Maytag subject to regulatory approvals and negotiation of final contract terms. Based on the status of the negotiations, the Company recorded an after-tax loss of $3.3 million in the third quarter of 2003 to write down its investment in Rongshida-Maytag to its fair value less costs to dispose. The Company has been unsuccessful in reaching a final agreement with the buyer and as a result, is considering all options for the disposal of its interests. Based on discussions with other interested buyers, the Company believes the Rongshida-Maytag net assets are recorded at fair value less costs to dispose as of January 3, 2004.

In connection with the 2001 sale of Blodgett, a manufacturer of cooking products, Maytag received $18.2 million of notes receivable but recorded a valuation reserve of $9.7 million against the note due to the credit status of the buyer ($8.5 million, net). In 2003, Maytag received payments of $16.2 million in principal and $3.3 million of accrued interest against these notes receivable. Based on the cash payments received and the improved financial position of the buyer, the Company reversed the $9.7 million reserve and recognized a gain in discontinued operations.

See “Discontinued Operations” section in the Notes to Consolidated Financial Statements included in the 2003 Form 10-K for further information.

Net Income: The decrease in net income in 2003 compared to 2002 was due primarily to the decrease in operating income. The decrease in diluted earnings per share in 2003 compared to 2002 was also due primarily to the decrease in operating income as average diluted shares outstanding were comparable.

For a listing of items affecting net income comparability between periods, such as restructuring charges, see “GAAP to Non-GAAP Reconciliation” in this Management’s Discussion and Analysis.

Comparison of 2002 with 2001

The results for both periods include the major appliances business of Amana Appliances (“Amana”) that was acquired by Maytag effective August 1, 2001.

Net Sales: Consolidated net sales for 2002 were $4.666 billion, an increase of 11 percent from 2001. This increase was due primarily to the impact of the Amana acquisition coupled with the strength of the U.S. major appliances industry. 2002 results reflect 12 months of Amana sales compared to only five months of sales in 2001.

Home appliance net sales increased 12 percent compared to 2001. This increase was due to the impact of the Amana acquisition, U.S. major appliances industry strength and improved product mix. The introduction of a hard surface floor cleaner, a new product category in this segment, also contributed to the sales growth.

U.S. industry unit shipments of major appliances were up 6 percent in 2002. Maytag’s unit shipments of major appliances increased 9 percent due primarily to the inclusion of Amana sales for a full year in 2002 compared to five months in 2001. Floor care industry shipments of uprights, the primary product type in this industry, were up 2 percent in 2002. Maytag’s unit shipments of uprights for 2002 decreased compared to 2001 as its market share declined with some of its lower priced products. This volume loss was more than offset by sales of the new hard surface floor cleaner category, allowing total Maytag floor care shipments to increase in 2002.

Commercial appliance net sales, which include vending equipment and commercial cooking products, increased 6 percent in 2002 compared to 2001. The increase was due to improved product mix of vending equipment. Increases in sales of glass-front venders helped to offset decreases in traditional vender sales.

Gross Profit: Consolidated gross profit as a percent of sales increased to 21.5 percent in 2002 from 20.7 percent in 2001. The increase was due to volume leverage, improved product mix, lower material costs, gain on sale of a distribution center and favorable warranty performance. These positive effects were partially offset by increased expenditures on research and development. Increases in the market price of steel attributable to tariffs imposed on steel imports did not affect Maytag’s gross profit in 2002 because of an existing domestic steel supply contract. This contract expired at the end of 2002.

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

Restructuring Charges: During the fourth quarter of 2002, Maytag announced its intention to close a refrigeration manufacturing facility located in Galesburg, Illinois, by the end of 2004 for which it recognized restructuring charges of $67.1 million in 2002. During the fourth quarter of 2001, Maytag recognized restructuring charges of $9.8 million associated with a salaried workforce reduction and asset write-downs. See “Restructuring Charges” section in the Notes to Consolidated Financial Statements included in the 2003 Form10-K for further discussion.

Operating Income: Consolidated operating income as a percent of sales for 2002 was 7.7 percent, compared to 6.9 percent in 2001. The increase in operating income as a percent of sales was due to the increase in gross profit as a percent of sales, the decrease in selling, general and administrative costs as a percent of sales, as discussed above, and the $8.3 million gain on sale of distribution center. These positive effects were partially offset by $67.1 million in restructuring charges. Operating income in 2002 increased 24 percent compared to 2001 as a result of increased sales and improved operating income as a percent of sales.

Home appliance operating income as a percent of sales for 2002 was 9 percent, compared to 8.2 percent in 2001. The increase in operating income as a percent of sales was due to the increase in gross profit as a percent of sales and the decrease in selling, general and administrative costs as a percent of sales. These positive effects were partially offset by $67.1 million in restructuring charges. Home appliance operating income in 2002 increased 22 percent compared to 2001 as a result of increased sales and improved operating income as a percent of sales.

Commercial appliance operating income as a percent of sales for 2002 was 5.3 percent, compared to 2.5 percent in 2001. Operating income as a percent of sales increased due to improved gross profit as a percent of sales and reduced selling, general and administrative costs as a percent of sales. Commercial appliance operating income increased 127 percent in 2002 compared to 2001 as a result of increased sales and improved operating income as a percent of sales.

General corporate operating expenses for 2002 compared to 2001, excluding special charges of $1.2 million in 2001, increased 23 percent. The increase in expenses was due to higher incentive compensation expense resulting from increased earnings, higher charitable contribution expense and business development costs.

For a listing of items affecting operating income comparability between periods, such as restructuring charges, see “GAAP to Non-GAAP Reconciliation” in this Management’s Discussion and Analysis.

Interest Expense: Interest expense for 2002 was lower than 2001 due primarily to lower average interest rates.

Loss on Early Retirement of Debt: In 2001, Maytag recognized an after-tax loss of $5.2 million on early retirement of debt related to the cost of refinancing the Maytag Trusts (see “Minority Interests” section in the Notes to Consolidated Financial Statements included in the 2003 Form 10-K for further discussion on the Maytag Trusts).

Loss on Investment: During 2001, Maytag recognized a loss on investment of $7.2 million resulting from the write-off of the remaining investment in an Internet-related company (see “Loss on Investment” section in the Notes to Consolidated Financial Statements included in the 2003 Form 10-K for further discussion).

Other Income (Loss): During 2002, other income (loss) reflected a loss of $1.4 million compared to a loss of $5 million in 2001. The change in other income (loss) was primarily due to 2001 including losses on certain equity investments.

Income Taxes: The effective tax rates for 2002 and 2001 were 34 percent and 13.3 percent, respectively. The 2001 effective tax rate reflected a one-time tax benefit of $42 million. The one-time tax benefit was associated with the settlement of an Internal Revenue Service audit. Partially offsetting this was the absence of any tax benefit from the $7.2 loss on investment due to the uncertainty of utilization of capital loss carryforwards.

Minority Interest: Minority interest decreased by $10.7 million in 2002 compared to 2001. The decrease was due to Maytag’s purchase from an outside investor in 2002 of a noncontrolling minority interest as well as the fact that the 2001 results included another minority interest that was retired in the third quarter of 2001 (see “Minority Interests” section in the Notes to Consolidated Financial Statements of the 2003 10-K for further discussion ). Both of these minority interests were refinanced with debt.

Discontinued Operations: During 2001, the Company committed to a plan to dispose of its interest in Rongshida-Maytag, a majority-owned joint venture in China. A charge was recognized in 2001 of approximately $42.3 million to write down Maytag’s interest in the net assets of Rongshida-Maytag to its fair value less cost to dispose. The estimated fair value was calculated using expected future cash flows discounted at a ten percent rate as there was no established market price. No tax benefit was recognized on the $42.3 million capital loss as the future tax benefit from such loss was uncertain.

During 2001, a $59.5 million net loss was recognized on the sale of Blodgett. No tax benefit was recognized on the $59.5 million capital loss because the future tax benefit from utilization of this loss was uncertain.

Cumulative Effect of Accounting Change: A cumulative effect of accounting change of $3.7 million was recognized in 2001 as a result of the implementation of accounting rules that required Maytag to establish the fair market value of certain put obligations and purchase contracts on the balance sheet (see “Cumulative Effect of Accounting Change” section in the Notes to the Consolidated Financial Statements included in the 2003 Form 10-K for further discussion).

Net Income (Loss): The increase in net income in 2002 compared to 2001 was due primarily to the increase in operating income as well as the 2001 loss from discontinued operations. The increase in diluted earnings per share in 2002 compared to 2001 was also due primarily to the increase in operating income and the loss from discontinued operations in the prior year.

For a listing of items affecting net income (loss) comparability between periods, such as restructuring charges, see “GAAP to Non-GAAP Reconciliation” in this Management’s Discussion and Analysis.

Liquidity and Capital Resources

Maytag’s primary sources of liquidity are cash provided by operating activities and borrowings. Detailed information on Maytag’s cash flows is presented in the Consolidated Statements of Cash Flows. A summary of that statement is provided below.

In millions	2003	2002	2001
Net cash from continuing operations	$354.4	$364.7	$411.1
Net cash used in investing activities	(171.2)	(229.8)	(388.4)
Net cash (used) provided by financing activities	(184.7)	(236.9)	80.8

Net Cash Provided by Operating Activities: Cash flow provided by operating activities consists primarily of net income adjusted for certain non-cash items, changes in working capital items, changes in pension assets and liabilities and postretirement medical benefits. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consist primarily of accounts receivable, accounts payable, inventories, other current assets and other current liabilities.

Net cash provided by continuing operations for 2003 was $354.4 million, a decrease of $10 million from the prior year. Based on strong cash flow from operating activities in 2003, Maytag made $265 million in voluntary pension contributions during 2003 as compared to $190 million in 2002. Maytag plans to make pension contributions of at least $90 million in 2004. Other current assets decreased compared to December 28, 2002 due primarily to a tax refund received in 2003. Working capital decreased as of January 3, 2004 because of increased accounts payable due to concerted efforts to extend payment terms.

A substantial portion of accounts receivable is concentrated among major national retailers. A significant loss of business with or failure of any of these retailers could have an adverse impact on ongoing operations.

Certain accounts receivable are sold to an unconsolidated finance company in which Maytag has a 50 percent ownership interest and shares equally in profits or losses. These accounts receivable are sold without recourse, although the Company is required to repurchase repossessed inventory. No such repurchases have been required to date nor are any anticipated. A total of $21.7 million of receivables and $8.5 million of debt were recorded at January 3, 2004 on the unconsolidated finance company’s balance sheet. The investment in the finance company is accounted for using the equity method and a total investment of $1.3 million was recorded on the Consolidated Balance Sheet as of January 3, 2004.

Net Cash Utilized by Investing Activities: Maytag’s capital expenditures represent continued investments in its businesses for such items as new product designs, cost reduction programs, replacement of equipment, targeted capacity expansion and government mandated product requirements. Capital expenditures for 2003 were $199 million compared to $230 million in 2002. The Company plans to expend between $175 and $185 million on capital expenditures in 2004.

In 2003, Maytag received $16.2 million in principal and $3.3 million in interest payments related to its 2001 sale of Blodgett. See “Discontinued Operations” in this Management’s Discussion and Analysis for further discussion.

In 2001, the Company acquired the major appliances and commercial microwave oven businesses of Amana. The purchase contract contained a price adjustment mechanism that was ultimately settled for $13.5 million in Maytag’s favor, in the fourth quarter of 2003. The settlement included $1.6 million of interest that was recognized as income in the Other-net component of the Consolidated Statements of Income. The remaining $11.9 million of the settlement was recorded as a reduction to the originally recorded $20.5 million of goodwill. (See “Business Acquisitions” section in the Notes to Consolidated Financial Statements of the 2003 Form 10-K for further discussion of the acquisition.)

Net Cash Utilized by Financing Activities:

In 2003, Maytag’s debt obligations decreased by $142 million, reflecting net cash payments of $128 million and a decrease in long-term debt related to a change in the fair value of interest rate swaps of $14 million. The current portion of long-term debt decreased $171 million due primarily to a $150 million principal payment on a medium term note. Long-term debt increased $136 million due primarily to the issuance of $200 million of medium-term notes, the proceeds of which were used principally to pay down commercial paper.

Any funding requirements for future investing and financing activities in excess of cash on hand and generated from operations will be supplemented by borrowings. A commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire April 29, 2004 and May 3, 2004. The Company expects to enter into new credit agreements similar in amount, terms and conditions to those set to expire in 2004. The Consolidated Balance Sheet includes $71 million of commercial paper outstanding as of January 3, 2004 that is classified as notes payable. The credit agreements include financial covenants with respect to interest coverage and debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with these covenants as of January 3, 2004 and expects to be in compliance with these financial covenants through the end of 2004. The existence of an event of default under the credit agreements or the termination of the credit agreements because of an event of default would adversely impact the Company’s ability to borrow through the sale of commercial paper. If additional funds are required, the Company has a shelf registration statement on file with the Securities and Exchange Commission providing the ability to issue publicly an aggregate of $100 million of debt securities as of January 3, 2004.

Dividend payments on common stock were $56.5 million in 2003 and $56 million in 2002, in each case representing $0.72 per share.

Shareowners’ Equity: Shareowner’s equity remains at a low level due to a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994, to $1.5 billion at January 3, 2004. The Company has also made pension liability adjustments as required by FASB Statement No. 87 due to the underfunded status of its pension plans that reduced equity in 2003, 2002 and 2001. Management does not expect the low level of equity to pose a risk to liquidity because cash flow is strong and there are no covenants in any debt instruments that include equity or debt-to-equity ratios.

Future Obligations and Commitments

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period. The majority of the purchase obligations represent commitments for projected production needs to be utilized in the normal course of business operations. For additional disclosures regarding long-term commitments, see “Commitments and Contingencies” section in the Notes to Consolidated Financial Statements included in the 2003 Form 10-K.

		Payments Due by Year
in thousands	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$899,335	$24,503	$6,044	$411,890	$8,000	$—	$448,898
Notes payable	71,491	71,491	—	—	—	—	—
Future minimum lease payments for operating leases	104,133	25,646	22,303	16,854	11,648	5,841	21,841
Commitments for capital expenditures	73,300	73,300	—	—	—	—	—
Long-term commitments	88,808	17,696	17,696	17,696	13,000	13,000	9,720
Purchase obligations	104,397	101,022	2,204	1,141	10	10	10

Future obligations and commitments	$1,341,464	$313,658	$48,247	$447,581	$32,658	$18,851	$480,469

Market Risks

Maytag is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. Foreign currency forward and option contracts are entered into to manage certain foreign exchange exposures. Maytag hedges a portion of its anticipated foreign currency denominated export sales transactions, which are denominated primarily in Canadian dollars. At January 3, 2004, a uniform 10 percent strengthening of the U.S. dollar relative to the foreign currencies in which Maytag’s sales are denominated would result in a decrease in net income of approximately $25 million for the year ending January 1, 2005. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.

Maytag also is exposed to commodity price risk related to its purchase of selected commodities used in the manufacturing of its products. Commodity swap agreements are entered into reducing the effect of changing raw material prices for selected commodities. At January 3, 2004, a uniform 10 percent increase in the price of commodities covered by commodity swap agreements would result in an increase of $212 thousand in fair market value of the commodity swap agreements. For all commodities, a uniform 10 percent increase in the price of future purchases of commodities would have a material impact on operational results.

Maytag also is exposed to interest rate risk in the portfolio of its debt. Maytag uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount. At January 3, 2004, an increase in interest rates of 1 percent would result in a decrease in net income of approximately $3 million for the year ending January 1, 2005.

Contingencies

Maytag has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes and other claims. The Company’s legal department estimates the costs to settle pending litigation, including legal expenses, based on its experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. The Company believes the outcome of these matters will not have a materially adverse effect on its consolidated financial position. It is possible, however, that future results of operations, for any particular quarterly or annual period, could be materially affected by changes in Maytag’s assumptions related to these proceedings.

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

As of January 3, 2004, approximately $44 million in undrawn stand-by letters of credit were available that are primarily utilized to back workers compensation claims, environmental costs and other business items in the event Maytag fails to fund these obligations.

GAAP to Non-GAAP Reconciliation

Items that affected comparability of reported operating income, net income and earnings per share are included in the tables below:

	Year ended
Operating income (in thousands)	January 3 2004	December 28 2002	December 29 2001
Consolidated-reported operating income	$228,293	$359,495	$289,152
Gain on sale of distribution center	—	(8,276)	—
Restructuring charges	64,929	67,112	9,756
Asset impairment	11,217	—	—

Consolidated-operating income excluding items affecting comparability	$304,439	$418,331	$298,908

	Year ended
Net income (in thousands)	January 3 2004	December 28 2002	December 29 2001
Consolidated-reported net income	$120,133	$188,794	$47,736
Gain on sale of distribution center	—	(5,462)	—
Restructuring charges	43,866	44,294	6,244
Asset impairment	7,578	—	—
Loss on investment	7,185	—	7,230
Loss on early retirement of debt	—	—	5,171
Tax benefit	—	—	(42,000)
Cumulative effect of accounting change (1)	—	—	3,727
(Gain) loss from discontinued operations	(5,755)	2,607	110,904

Consolidated-net income excluding items affecting comparability	$173,007	$230,233	$139,012

	Year ended
Earnings per share	January 3 2004	December 28 2002	December 29 2001
Consolidated-reported earnings per share	$1.53	$2.40	$1.41
Gain on sale of distribution center	—	(0.07)	—
Restructuring charges	0.56	0.56	0.08
Asset impairment	0.10	—	—
Loss on investment	0.09	—	0.09
Loss on early retirement of debt	—	—	0.07
Tax benefit	—	—	(0.53)
Cumulative effect of accounting change (1)	—	—	(0.76)
(Gain) loss from discontinued operations	(0.07)	0.03	1.41

Earnings per share excluding items affecting comparability	$2.20	$2.93	$1.77

*	Earnings per share numbers may not be additive due to rounding.
(1)	See “Earnings Per Share” section in Notes to Consolidated Financial Statements included in 2003 Form 10-K for details of earnings per share computation related to Cumulative Effect of Accounting Change.

The Company has provided these non-GAAP measurements as a way to help investors better understand its earnings and enhance comparisons of the company’s earnings from period to period. Among other things, the Company’s management uses the earnings results, excluding items affecting comparability, to evaluate the performance of its businesses. There are inherent limitations in the use of earnings, excluding items affecting comparability, because the Company’s actual results do include the impact of these items. The non-GAAP measures are intended only as a supplement to the comparable GAAP measures and the Company compensates for the limitations inherent in the use of non-GAAP measures by using GAAP measures in conjunction with the non-GAAP measures. As a result, investors should consider these non-GAAP measures in addition to, and not in substitution for, or as superior to, measures of financial performance prepared in accordance with GAAP.

Critical Accounting Policies

The following accounting policies and practices are those that management believes are most important to the portrayal of Maytag’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts: Maytag determines its allowance for doubtful accounts by utilizing various methodologies. Bad debt reserves are established based on an aging of accounts receivables and applying percentages based on historical experience to age categories. In addition, where Maytag is aware of a customer’s inability to meet its financial obligations, it specifically reserves for the potential bad debt to reduce the receivable to the amount it reasonably believes will be collected. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), estimates of the recoverability of amounts due could be revised by a material amount.

Pensions: Maytag provides noncontributory defined benefit pensions for most of its employees. Plans covering salaried, management and some nonunion hourly employees generally provide pension benefits that are based on employee’s earnings and credited service. Plans covering union hourly and other nonunion hourly employees generally provide benefits of stated amounts for each year of service. Maytag’s funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974 (ERISA), plus any additional amounts that Maytag may determine to be appropriate. Maytag accounts for its defined benefit pension plans in accordance with Financial Accounting Standards Board (FASB) Statement No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established on the Consolidated Balance Sheets representing the amount of unfunded accrued pension cost. The unfunded accrued pension cost is the difference between the accumulated benefit obligation and the fair value of the plan assets. As allowed by FASB Statement No. 87, the Company uses September 30 as a measurement date to compute the minimum pension liability. In 2003, certain Maytag employees were given a one-time opportunity to transfer their pension to a cash balance pension plan. Approximately 33% of all the Company’s employees became participants in the cash balance plan.

To account for its defined benefit plans in accordance with FASB Statement No. 87, Maytag must make three principal assumptions as of the measurement date: First, it must determine the discount rate to be used to compute the present value of the accumulated benefit obligation and projected benefit obligation for the end of the current year and to determine net periodic pension cost for the subsequent year. For guidance in determining the discount rate, Maytag looks at rates of return on high-quality fixed-income investments. At January 3, 2004, the rate utilized to determine the accumulated benefit obligation and projected benefit obligation was 6.5 percent compared to 7 percent and 7.5 percent used for 2002 and 2001, respectively.

Second, Maytag must determine rates of increase in compensation levels to be used in the calculation of the projected benefit obligation for the end of the current year and to determine net periodic pension cost for the subsequent year. At January 3, 2004, this rate for salaried employees was 4 percent compared to 4.25 percent and 4.75 percent for 2002 and 2001. At January 3, 2004 and December 28, 2002 the rate for non-union hourly employees was 3 percent compared to 3.25 percent at December 29, 2001. Any changes in assumptions that affect the projected benefit obligation are deferred to unrecognized actuarial gains and losses. The amortization of unrecognized actuarial gains and losses is recognized when the cumulative total is outside of a corridor that is defined by FASB Statement No. 87 as the greater of 10 percent of the projected benefit obligation or 10 percent of the market value of plan assets.

Third, as another component of net periodic pension cost, Maytag must determine the expected return on plan assets. In order to reduce volatility in the calculation of pension cost, FASB Statement No. 87 requires the utilization of an expected rate of return on plan assets. The difference between the actual return on plan assets and the expected return is included with other unrecognized actuarial gains and losses. The expected rate of return is based on the asset allocation within the plan assets as well as the historical and future expected returns for each of the asset classes within the portfolio. The future expected returns on the asset classes are based on current market factors such as interest rates and expected market returns. Maytag determines the asset return component of net periodic pension cost on a market-related valuation of assets that smoothes actual returns and reduces year-to-year net periodic pension cost volatility. As of January 3, 2004, Maytag had cumulative asset losses of approximately $183 million, which remain to be recognized in the calculation of the market-related value of assets. At January 3, 2004 and December 28, 2002, the assumption for the expected rate of return was 8.75 percent for determining net periodic pension cost as compared to 9 percent at December 29, 2001.

Maytag employs a total investment return approach whereby a mix of equity and debt securities are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and debt securities. Furthermore, equity investments are diversified across domestic and international stocks as well as large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The target allocation of equity securities is 68 percent of the plan assets. The target allocation of debt securities is 32 percent of the plan assets. The target allocations remained consistent for the 2003 and 2002 measurement dates.

At January 3, 2004, Maytag’s accrued pension cost was $398 million, a decrease from $489 million at the end of 2002. The decreased accrued pension cost was primarily due to a $130 million contribution made in the fourth quarter of 2003. A minimum liability adjustment was recorded at January 3, 2004 due to a higher accumulated benefit obligation that was partially offset by a higher value of plan assets. The accumulated benefit obligation increased based on one year of additional pension benefit accrual and the assumption of a lower discount rate used to calculate the liability. The fair value of plan assets increased by $191 million as gains on plan assets and employer contributions exceeded benefit payments. The additional contribution of $130 million, which was subsequent to the September 30, 2003, measurement date, reduced the accrued pension cost on the January 3, 2004, Consolidated Balance Sheet from the $528 million amount required by the minimum liability calculation.

Net periodic pension cost decreased to $70 million in 2003 from $79 million in 2002. Pension costs for 2003 included a curtailment charge of $5.2 million for pension enhancements related to a salaried workforce reduction. Pension costs in 2002 included a $26 million curtailment charge associated with the announced 2004 closing of a manufacturing plant (for further discussion see “Restructuring Charges” in this Management’s Discussion and Analysis). Excluding the curtailment charges, pension cost increased due to higher amortization of unrecognized actuarial losses partially offset by lower service costs and amortization of prior service cost. For 2004, the Company expects pension expenses to be equal to 2003 benefiting from increased pension contributions at the end of 2003.

Lowering the expected rate of return on plan assets by 0.25 percent would have increased net periodic pension cost for 2003 by approximately $4.5 million. Lowering the discount rate by 0.25 percent would have increased net periodic pension cost for 2003 by approximately $4.5 million. Increasing the rate of increase in compensation levels by 0.25 percent would have increased net periodic pension cost for 2003 by approximately $1.4 million.

Pension contributions increased to $268 million in 2003 from $193 million in 2002. Maytag has no minimum funding requirements in 2004, based on ERISA requirements. However, the Company intends to contribute a minimum of $90 million in 2004.

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

To account for postretirement benefits in accordance with FASB Statement No. 106, Maytag must make two main assumptions at the measurement date: First, it must determine the discount rate used to compute the present value of the accumulated postretirement benefit obligation for the end of the current year and the net periodic postretirement cost for the subsequent year. For guidance in determining the discount rate, Maytag looks at rates of return on high-quality fixed-income investments. At January 3, 2004, Maytag determined this rate to be 6.5 percent compared to 7 percent and 7.5 percent used for 2002 and 2001, respectively.

Second, Maytag must determine the expected health care cost trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and net periodic postretirement cost for the subsequent year. At January 3, 2004, Maytag adjusted this initial health care cost trend rate to 10 percent from 12 percent at December 28, 2002. The expected health care cost trend rate decreases gradually to 5 percent in 2007 and thereafter.

At January 3, 2004, Maytag’s postretirement benefit liability was $538 million, an increase from $518 million at the end of 2002. For the year ended January 3, 2004, Maytag incurred a net periodic postretirement cost of $70.9 million, an increase from $61 million in 2002. In 2002, Maytag incurred an $8 million curtailment charge associated with the announced closing of a manufacturing plant (for further discussion see “Restructuring Charges” in this Management’s Discussion and Analysis). Net periodic postretirement cost increased in 2003 due to higher amortization of unrecognized actuarial losses and increased interest costs resulting from the higher postretirement benefit liability. Maytag currently expects that net periodic postretirement cost for 2004 will increase slightly from 2003 as the Company negotiated a revised union contract with certain production employees.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”), which includes subsidies for companies providing prescription-drug benefits to retirees. Maytag’s SFAS 106 Postretirement Benefit measurement date of September 30 was before the enactment of this law and, therefore, the potential benefit of any changes in Maytag’s postretirement liability or expense is not reflected in the financial statements or accompanying notes included in the 2003 Form 10-K. While Maytag believes the impact of the law should significantly lower its postretirement liability expense, the Company is still evaluating its prospective impact.

Increasing the expected health care cost trend rate one percent would have increased net periodic postretirement cost for 2003 by approximately $13.2 million. Lowering the discount rate by 0.25 percent would have increased net periodic postretirement cost for 2003 by approximately $1.8 million.

Litigation and Tax Contingencies: Maytag is a defendant in a number of legal proceedings associated with employment, product liability or other matters. Maytag’s law department estimates the costs to settle pending litigation, including legal expenses, based on its experience involving similar cases, specific facts known, and if applicable, the judgments of outside counsel. Maytag does not believe it is a party to any legal proceedings that will likely have a materially adverse effect on its consolidated financial position. It is possible, however, that future results of operations, for any particular quarterly or annual period, could be materially affected by changes in Maytag’s assumptions related to these proceedings.

Maytag’s tax returns are subject to audit by various domestic and foreign tax authorities. During the course of these audits, the authorities may question the positions taken in the return, including the timing and amount of deductions and the allocation of income between various tax jurisdictions, which can affect the amount of taxes ultimately due. In evaluating the exposure associated with its various filing positions, Maytag records reserves for probable exposures. To the extent the Company prevails in matters where accruals have been established or is required to pay amounts in excess of the accrual, the effective tax rate and net income in a given financial period may be impacted.

Accounting for Goodwill and Other Intangible Assets: Maytag accounts for goodwill and other intangible assets under Statement No. 142, “Goodwill and Other Intangible Assets” whereby goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests.

The statement requires a two-step process for impairment testing. The first step, used to identify potential impairment only, compares the fair value of the reporting unit with its net carrying amount on the financial statements. Fair value is determined as the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices are the best evidence of fair value and are used as the basis for the measurement where available. Where these are not available, fair value of the reporting unit can be estimated based on the present value of estimated future cash flows of the reporting unit. These cash flow estimates must be based on reasonable and supportable assumptions, and consider all available evidence. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; thus the second step of the process is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. If the carrying value of goodwill on the financial statements exceeds the implied fair value of goodwill, the difference must be recognized as an impairment loss. Implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined.

As of December 30, 2001, (the initial impairment test) and during the fourth quarters of 2002 and 2003, Maytag performed step one of the impairment test of goodwill and determined that the fair value of the reporting units that have goodwill exceeded the carrying value of the net assets specifically related to these reporting units. Goodwill included in the home appliance segment totaled $254 million as of January 3, 2004, most of which related to the floor care product line. Goodwill included in the commercial appliance segment totaled $15.1 million as of January 3, 2004, most of which related to the commercial cooking product line. Expected future cash flows for the reporting units tested was based on prospective assumptions as the Company is undertaking additional business initiatives that are not currently reflected in the historical results. Maytag currently has no intangible assets with indefinite lives other than goodwill.

Segment Reporting: Beginning in the first quarter of 2004, Maytag will change its segment reporting structure to three segments from two segments in 2003 as Maytag aligns its internal reporting to reflect new initiatives and accountabilities within the Company. The new reporting segments will reflect internal reporting changes that have occurred as a result of new growth initiatives within the Company.

Forward-Looking Statements and Business Risks

This Management’s Discussion and Analysis contains statements that are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expect(s),” “intend(s),” “may impact,” “plan(s),” “should,” “believe(s)”, “anticipate(s)”, “on track” or similar terms. The Company or its representatives may also make similar forward-looking statements from time to time orally or in writing. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which the Company competes, including changes in economic conditions in the geographic areas where its operations exist or products are sold; timing, start-up and customer acceptance of newly designed products including but not limited to, the transition of manufacturing operations from the Company’s refrigeration plant in Galesburg, Illinois, to its new plant in Reynosa, Mexico; shortages of manufacturing capacity; competitive factors, such as price competition and new product introductions; significant loss of business or inability to collect accounts receivable from a major national retailer; the cost and availability of raw materials and purchased components, including the impact of tariffs; the timing and progress with which the Company can continue to achieve further cost reductions and savings from its selling, general and administrative expenses and restructuring initiatives; financial viability of contractors or insurers; union labor relationships including, but not limited to negotiation of union contracts that expire in 2004 at the Company’s Newton, Iowa, and Amana, Iowa, facilities; progress on capital projects; the impact of business acquisitions or dispositions; increasing pension and postretirement health care costs; the costs of complying with governmental regulations; litigation; product warranty claims; energy supply, pricing, or supplier disruptions, currency fluctuations; and the material worsening of economic and political situations around the world.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

Shareowners and Board of Directors

Maytag Corporation

We have audited the accompanying consolidated balance sheets of Maytag Corporation as of January 3, 2004 and December 28, 2002, and the related consolidated statements of income, comprehensive income, shareowners’ equity, and cash flows for each of three fiscal years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Accounting Policies footnote to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles.

Ernst & Young LLP

Chicago, Illinois

January 27, 2004

Consolidated Statements of Income

	Year Ended
In thousands, except per share data	January 3 2004	December 28 2002	December 29 2001
Net sales	$4,791,866	$4,666,031	$4,185,051
Cost of sales	3,932,335	3,661,429	3,320,209

Gross profit	859,531	1,004,602	864,842
Selling, general and administrative expenses	555,092	577,995	565,934
Restructuring charges	64,929	67,112	9,756
Asset impairment	11,217	—	—

Operating income	228,293	359,495	289,152
Interest expense	(52,763)	(62,390)	(64,828)
Loss on early retirement of debt	—	—	(8,079)
Loss on investments	(7,185)	—	(7,230)
Other income (loss)	4,415	(1,449)	(5,010)

Income from continuing operations before income taxes, minority interests, and cumulative effect of accounting change	172,760	295,656	204,005
Income taxes	58,382	100,523	27,181

Income from continuing operations before minority interests and cumulative effect of accounting change	114,378	195,133	176,824
Minority interests	—	(3,732)	(14,457)

Income from continuing operations before cumulative effect of accounting change	114,378	191,401	162,367

Discontinued operations, net of tax:
Loss from discontinued operations	(659)	(2,607)	(9,100)
Provision for impairment of China joint venture	(3,313)	—	(42,304)
Gain (loss) on sale of Blodgett	9,727	—	(59,500)

Gain (loss) from discontinued operations	5,755	(2,607)	(110,904)

Income before cumulative effect of accounting change	120,133	188,794	51,463
Cumulative effect of accounting change	—	—	(3,727)

Net income	$120,133	$188,794	$47,736

Basic earnings (loss) per common share:
Income from continuing operations before cumulative effect of accounting change	$1.46	$2.46	$2.12
Discontinued operations	0.07	(0.03)	(1.45)
Cumulative effect of accounting change	—	—	(0.05)
Net income	$1.53	$2.43	$0.62

Diluted earnings (loss) per common share:
Income from continuing operations before cumulative effect of accounting change	$1.45	$2.44	$2.07
Discontinued operations	0.07	(0.03)	(1.41)
Cumulative effect of accounting change	—	—	0.76
Net income	$1.53	$2.40	$1.41

Cash dividends paid per share	$0.72	$0.72	$0.72

See notes to consolidated financial statements.

Consolidated Balance Sheets

In thousands, except share data	January 3 2004	December 28 2002
Assets
Current assets
Cash and cash equivalents	$6,756	$8,106
Accounts receivable, less allowance for doubtful accounts (2003—$15,752; 2002—$24,451)	596,832	586,447
Inventories	468,345	468,433
Deferred income taxes	63,185	66,911
Other current assets	94,030	116,803
Discontinued current assets	75,175	76,899

Total current assets	1,304,323	1,323,599

Noncurrent assets
Deferred income taxes	183,685	190,726
Prepaid pension cost	1,666	1,677
Intangible pension asset	66,615	79,139
Goodwill, less allowance for amortization (2003 and 2002—$120,929)	269,013	280,952
Other intangibles, less allowance for amortization (2003—$4,679; 2002—$3,574)	37,498	35,573
Other noncurrent assets	54,069	65,270
Discontinued noncurrent assets	60,336	61,205

Total noncurrent assets	672,882	714,542

Property, plant and equipment
Land	23,365	24,532
Buildings and improvements	395,660	383,146
Machinery and equipment	2,100,608	1,992,357
Construction in progress	109,352	94,873

	2,628,985	2,494,908
Less accumulated depreciation	1,582,050	1,428,800

Total property, plant and equipment	1,046,935	1,066,108

Total assets	$3,024,140	$3,104,249

In thousands, except share data	January 3 2004	December 28 2002
Liabilities and Shareowners’ Equity
Current liabilities
Notes payable	$71,491	$178,559
Accounts payable	466,734	363,639
Compensation to employees	69,388	95,329
Accrued liabilities	245,935	228,471
Current portion of long-term debt	24,503	195,312
Discontinued current liability	105,739	102,430

Total current liabilities	983,790	1,163,740
Noncurrent liabilities
Long-term debt, less current portion	874,832	738,767
Postretirement benefit liability	538,105	517,510
Accrued pension cost	398,495	488,751
Other noncurrent liabilities	144,341	131,525
Discontinued noncurrent liability	18,766	21,817

Total noncurrent liabilities	1,974,539	1,898,370

Shareowners’ equity
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	432,696	438,889
Retained earnings	1,360,361	1,296,805
Cost of common stock in treasury (2003—38,410,885 shares; 2002—38,862,526 shares)	(1,455,706)	(1,473,432)
Employee stock plans	(817)	(14,120)
Accumulated other comprehensive income	(417,161)	(352,441)

Total shareowners’ equity	65,811	42,139

Total liabilities and shareowners’ equity	$3,024,140	$3,104,249

See notes to consolidated financial statements.

Consolidated Statements of Shareowners’ Equity

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Common stock
Balance at beginning of year	$146,438	$146,438	$146,438

Balance at end of year	146,438	146,438	146,438
Additional paid-in capital
Balance at beginning of year	438,889	450,683	285,924
Stock option plans issuances	(1,926)	(16,000)	(7,933)
Tax benefit of employee stock plans	981	7,894	2,774
Net put option premiums and settlements	—	—	(16,697)
Purchase contract payments	—	—	(9,733)
Stock issued in business acquisition	—	—	(2,473)
Additional ESOP shares issued	(4,980)	(2,397)	(251)
Other	(268)	(1,291)	(928)
Temporary equity: put options	—	—	200,000

Balance at end of year	432,696	438,889	450,683
Retained earnings
Balance at beginning of year	1,296,805	1,164,021	1,171,364
Net income	120,133	188,794	47,736
Dividends on common stock	(56,524)	(56,010)	(55,079)
Dividends on stock units	(53)	—	—

Balance at end of year	1,360,361	1,296,805	1,164,021
Treasury stock
Balance at beginning of year	(1,473,432)	(1,527,777)	(1,539,163)
Purchase of common stock for treasury	(1,021)	—	(27,672)
Stock option plans issuances	3,414	41,777	16,185
Stock issued in business acquisition	—	—	18,961
Additional ESOP shares issued	14,329	13,344	3,447
Other	1,004	(776)	465

Balance at end of year	(1,455,706)	(1,473,432)	(1,527,777)

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Employee stock plans
Balance at beginning of year	(14,120)	(23,522)	(31,487)
Restricted stock awards, net	—	2,342	905
Stock units granted	2,713	—	—
ESOP shares allocated	10,590	7,060	7,060

Balance at end of year	(817)	(14,120)	(23,522)
Accumulated other comprehensive income
Minimum pension liability adjustment:
Balance at beginning of year	(341,659)	(178,082)	(959)
Adjustment for the year	(74,879)	(163,577)	(177,123)

Balance at end of year	(416,538)	(341,659)	(178,082)
Unrealized gains (losses) on securities:
Balance at beginning of year	(567)	1,273	—
Unrealized gains (losses) for the year	1,553	(1,840)	1,273
Realized loss on securities included in net income	381	—	—

Balance at end of year	1,367	(567)	1,273
Unrealized gains (losses) on hedges:
Balance at beginning of year	—	944	—
Unrealized gains (losses) for the year	—	(1,039)	944
Reclassification adjustment for loss included in net income	—	95	—

Balance at end of year	—	—	944
Foreign currency translation:
Balance at beginning of year	(10,215)	(10,432)	(10,441)
Translation adjustments	8,225	217	9

Balance at end of year	(1,990)	(10,215)	(10,432)

Balance at beginning of year	(352,441)	(186,297)	(11,400)
Total adjustments for the year	(64,720)	(166,144)	(174,897)

Balance at end of year	(417,161)	(352,441)	(186,297)

Total shareowners’ equity	$65,811	$42,139	$23,546

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Net income	$120,133	$188,794	$47,736
Other comprehensive income (loss) items, net of income taxes
Unrealized gains (losses) on securities	1,553	(1,840)	1,273
Unrealized gains (losses) on hedges	—	(1,039)	944
Less: Reclassification adjustment for loss included in net income	381	95	—
Minimum pension liability adjustment	(74,879)	(163,577)	(177,123)
Foreign currency translation	8,225	217	9

Total other comprehensive loss	(64,720)	(166,144)	(174,897)

Comprehensive income (loss)	$55,413	$22,650	$(127,161)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Operating activities
Net income	$120,133	$188,794	$47,736
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net (gain) loss from discontinued operations	(5,755)	2,607	110,904
Loss on early retirement of debt	—	—	8,079
Cumulative effect of accounting change	—	—	3,727
Minority interests	—	3,732	14,457
Depreciation	164,680	162,600	148,370
Amortization	1,105	1,108	10,605
Deferred income taxes	56,660	88,643	(4,607)
Restructuring charges, net of cash paid	45,939	62,483	(4,778)
Asset impairment	11,217	—	—
Loss on investments	7,185	—	7,230
Changes in working capital items exclusive of business acquisitions:
Accounts receivable	1,403	35,211	(17,575)
Inventories	5,801	(21,985)	13,722
Other current assets	27,422	(74,905)	12,595
Trade payables	103,095	47,589	13,674
Other current liabilities	(10,804)	(792)	33,107
Pension expense	64,779	52,561	43,119
Pension contributions	(268,119)	(193,108)	(67,844)
Postretirement benefit liability	20,595	12,255	13,238
Other	9,046	(2,076)	25,358

Net cash provided by continuing operating activities	$354,382	$364,717	$411,117

Investing activities
Capital expenditures	$(199,300)	$(229,764)	$(145,569)
Business acquisitions, net of cash acquired and transactions costs	—	—	(313,489)
Settlement of Amana purchase contract	11,939	—	—
Proceeds from business disposition, net of transaction costs	16,168	—	70,623

Investing activities-continuing operations	$(171,193)	$(229,764)	$(388,435)

Financing activities
Net proceeds (repayment) of notes payable	$(107,068)	$30,312	$(151,356)
Proceeds from issuance of long-term debt	200,000	—	635,025
Repayment of long-term debt	(220,524)	(129,881)	(289,156)
Stock repurchases	(1,021)	—	(27,672)
Debt repurchase premiums	—	—	(5,171)
Stock options exercised and other common stock transactions	1,600	26,049	4,828
Net put option premiums and settlements	—	—	(16,697)
Dividends on common stock	(56,524)	(56,010)	(55,079)
Dividends on minority interests	—	(5,577)	(15,563)
Purchase contract payments	—	—	(9,733)
Purchase of Anvil LLC member interest	—	(99,884)	—
Cash from (to) discontinued operations	(1,122)	(1,952)	11,376

Financing activities-continuing operations	$(184,659)	$(236,943)	$80,802

Effect of exchange rates on cash	120	726	(187)

Increase (decrease) in cash and cash equivalents	(1,350)	(101,264)	103,297
Cash and cash equivalents at beginning of year	8,106	109,370	6,073

Cash and cash equivalents at end of year	$6,756	$8,106	$109,370

Cash flows from discontinued operations
Net cash provided by discontinued operating activities	$4,050	$(5,487)	$663
Investing activities-discontinued operations	(2,213)	(1,198)	(3,195)
Financing activities-discontinued operations	1,177	1,958	(7,716)

Increase (decrease) in cash-discontinued operations	$3,014	$(4,727)	$(10,248)

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. The Company’s policy is to generally not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under this rule, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests in accordance with the Statement No. 142 (see “Goodwill and Other Intangibles” section in the Notes to Consolidated Financial Statements).

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

Financial Instruments: The Company uses foreign exchange forward contracts to manage the currency exchange risk related to sales denominated in foreign currencies. The fair values of the contracts are reflected in Other current assets or liabilities of the Consolidated Balance Sheets. Changes in the fair value of the contracts are recognized in Other-net of the Consolidated Statements of Income.

The Company uses commodity swap agreements to manage the risk related to changes in the underlying material prices of component parts used in the manufacture of home and commercial appliances. The fair values of the contracts are reflected in Other current assets or liabilities of the Consolidated Balance Sheets. Changes in the fair value of the contracts are recognized in Other-net of the Consolidated Statements of Income.

The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are designated as fair value hedges and the fair value of the contracts and the underlying debt obligations are reflected as Other noncurrent assets or liabilities and Long-term debt in the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the interest expense component of the Consolidated Statements of Income. The contracts are a perfect hedge as their terms, interest rates and payment dates exactly match the underlying debt. Payments made or received are recognized in interest expense. Any terminations of fair value hedges would result in the receipt or payment of cash equal to the fair value of the contract recorded in Other noncurrent assets or liabilities. The fair value amount recorded in Long-term debt would be amortized and recognized in interest expense over the remaining life of the underlying debt.

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

In thousands except per share data	2003	2002	2001(1)
Net income, as reported	$120,133	$188,794	$47,736
Pro forma net income	115,487	179,992	39,182
Basic earnings per share - as reported	1.53	2.43	0.62
Diluted earnings per share-as reported	1.53	2.40	1.41
Basic earnings per share - pro forma	1.47	2.32	0.51
Diluted earnings per share-pro forma	1.47	2.29	1.30

(1)	See “Earnings Per Share” section for details of basis and diluted earnings per share computation related to Cumulative Effect of Accounting Change.

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

Fiscal Year

The Company uses a fiscal year that ends on the Saturday closest to December 31. Fiscal 2003 consisted of 53 weeks while all the other fiscal years presented had 52 weeks.

Business Acquisitions

Effective August 1, 2001, the Company acquired the major appliances and commercial microwave oven businesses of Amana Appliances (“Amana”). The annual sales of the Amana businesses acquired were approximately $900 million. The original price paid of $330 million included $313.5 million in cash and delivery of 500 thousand shares of Maytag common stock with a market value of $16.5 million. The $313.5 million in cash included approximately $4.5 million in transaction costs directly related to the acquisition as well as net cash acquired of $4.7 million. During 2002, Maytag finalized the valuation of Amana’s net assets, and determined the purchase price exceeded the net fair market value of the assets acquired by $20.5 million. The $20.5 million was reflected as goodwill on the Consolidated Balance Sheets as of December 28, 2002. The purchase contract contained a price adjustment mechanism that was ultimately settled in Maytag’s favor for $13.5 million in the fourth quarter of 2003. The settlement included $1.6 million of interest that was recognized as income in the Other-net component of the Consolidated Statements of Income. The remaining $11.9 million of the settlement was recorded as a reduction to the originally recorded $20.5 million of goodwill.

The following table summarizes the fair market values of the assets acquired and liabilities assumed at the date of acquisition, net of the final purchase price adjustment:

In thousands	Fair Market Values
Current assets	$264,808
Noncurrent assets	3,621
Property, plant and equipment	186,501
Goodwill	8,612
Intangible assets	35,000

Total assets acquired	498,542
Current liabilities	161,713
Noncurrent liabilities	18,779

Net assets acquired August 1, 2001	$318,050

To achieve synergies, the Company formulated a plan in 2001 to restructure certain parts of the Amana business that included elimination of duplicate positions and relocating employees of the acquired Amana operations. Approximately $8.7 million of costs related to the reorganization were included in the current liabilities of the net assets acquired, of which $0.4 million, $6.5 million and $1.8 million were expended in cash during 2003, 2002 and 2001, respectively.

The acquired intangible assets of $35 million represent trademarks that are being amortized over their estimated useful life of 40 years. The Company used the purchase method to account for the acquired net assets and included Amana’s operations in the consolidated financial statements as a part of the home appliance segment beginning August 1, 2001.

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

During 2001, the Company committed to a plan to dispose of its interest in Rongshida-Maytag. A charge was recorded in the fourth quarter of 2001 of approximately $42.3 million to write down the Company’s interest in the net assets of Rongshida-Maytag to its fair value less cost to dispose. No tax benefit was recorded on the $42.3 million capital loss as the future tax benefit from such loss is uncertain. On June 30, 2003, the Company announced a tentative agreement with Elco Brandt S.A. to sell its holdings in Rongshida-Maytag subject to regulatory approvals and negotiation of final contract terms. Based on the status of negotiations, the Company recorded an after-tax loss of $3.3 million in the third quarter of 2003 to write down its investment in Rongshida-Maytag to its fair value less costs to dispose. The Company has been unsuccessful in reaching a final agreement with Elco-Brandt and as a result is considering all options for the disposal of its interests. Based on discussion with potential buyers, the Company believes the Rongshida-Maytag net assets are recorded at fair value less costs to dispose as of January 3, 2004.

During 2001, a $59.5 million net loss was recorded on the sale of Blodgett. No tax benefit was recorded on the $59.5 million capital loss as the future tax benefit from such loss is uncertain. The sale of Blodgett generated net cash proceeds of $70.6 million after transaction costs of $3.4 million as well as $18.2 million of notes receivable for which the Company recorded a valuation reserve of $9.7 million due to the credit status of the buyer ($8.5 million, net). In 2003,

Maytag received payments of $16.2 million in principal and $3.3 million of accrued interest against these notes receivable. Based on the cash payments received and the improved financial position of the buyer, the Company reversed the $9.7 million reserve and recognized a gain in discontinued operations.

Revenues from discontinued operations for the year ended December 29, 2001 were $125.4 million and $114.5 million for Blodgett and Rongshida-Maytag, respectively.

Restructuring Charges

Maytag adopted FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” beginning in the fourth quarter of 2002.

The tables below show an analysis of the Company’s reserves for restructuring charges:

Description of reserve (in thousands)	Balance December 30, 2000	Charged to Earnings 2001	Cash Utilization	Non-Cash Utilization	Balance December 29, 2001
Severance and related expense	$8,682	$7,571	$(9,350)	$—	$6,903
Asset write-downs and accelerated depreciation	—	2,185	—	(2,185)	—
Excess purchase commitments	1,322	—	(1,322)	—	—
Terminated product initiative obligation and other	3,862	—	(3,862)	—	—

Total	$13,866	$9,756	$(14,534)	$(2,185)	$6,903

Description of reserve (in thousands)	Balance December 29, 2001	Charged to Earnings 2002	Cash Utilization	Non-Cash Utilization	Balance December 28, 2002
Severance and related expense	$6,903	$4,128	$(4,629)	$(2,292)	$4,110
Asset write-downs and accelerated depreciation	—	28,627	—	(28,627)	—

Total	$6,903	$32,755	$(4,629)	$(30,919)	$4,110

Description of reserve (in thousands)	Balance December 28, 2002	Charged to Earnings 2003	Cash Utilization	Non-Cash Utilization	Balance January 3, 2004
Severance and related expense	$4,110	$26,842	$(15,626)	$—	$15,326
Moving of equipment	—	3,364	(3,364)	—	—
Asset write-downs and accelerated depreciation	—	29,532	—	(29,532)	—

Total	$4,110	$59,738	$(18,990)	$(29,532)	$15,326

In the fourth quarter of 2002, Maytag announced that it would close its refrigeration manufacturing facility in Galesburg, Illinois by the end of 2004. In 2002, the Company recorded a $67.1 million pre-tax restructuring charge including $32.8 million for asset impairments, accelerated depreciation and severance and related costs as shown in the table above. There were no cash expenditures in 2002 related to this charge. The remaining $34.3 million charge involved pension and postretirement health care benefit curtailments that are reflected in Accrued pension cost and Postretirement benefit liability on the Consolidated Balance Sheets. Restructuring charges of $48.4 million related to the facility closing were recorded in 2003. Cash expenditures for the twelve months ended January 3, 2004, related to the facility closing were $8.0 million. The total pre-tax restructuring charges are anticipated to be in the range of $160 to $170 million. The majority of the remaining expenses are expected to be incurred in 2004. An estimated $44 million of the total restructuring charge is expected to be paid in cash, primarily involving severance and costs to move equipment. It is anticipated that the closure of the facility will result in a workforce reduction of approximately 1,600 positions by the end of 2004, with the majority of those positions held by hourly production workers. Approximately 400 positions have been eliminated through January 3, 2004. The Company expects to generate $35 million of cost savings on an annualized basis after the facility closure. Refrigeration production is being moved to an existing facility in Amana, Iowa and a new factory in Reynosa, Mexico. The manufacturing of certain other refrigeration products has already been sourced to a third party. All of these charges were recorded within the home appliance segment.

In the second quarter of 2003, Maytag implemented an additional restructuring program primarily consisting of a salaried workforce reduction of 510 jobs. A pre-tax charge of $16.5 million was recorded in the second quarter of 2003, including $11.3 million of severance and related costs included in the table above. The remaining $5.2 million charge was for early retirement incentives recorded as an increase in Accrued pension cost. The workforce reduction resulted in cost savings estimated at $20 million in the second half of 2003 and is expected to result in cost savings of approximately $40 million on an annualized basis. Total cash expenditures related to this charge were approximately $11 million in 2003. The Company recorded $15.2 million, $0.2 million and $1.1 million of these charges in the home appliance segment, the commercial appliances segment and corporate, respectively.

During the fourth quarter of 2001, the Company recorded restructuring charges totaling $9.8 million associated with a salaried workforce reduction of approximately 250 employees and related asset write-downs. Of the $9.8 million, $7.6 million involved cash expenditures for severance costs associated with the workforce reduction, of which $3.9 million and $3.7 million were expended in 2002 and 2001, respectively. The remaining $2.2 million involved the write-down of fixed assets.

Loss on Investments

In the fourth quarter of 2003, Maytag ceased funding the operations of a company with robotic technology for the floor care industry in which it had a remaining investment of $7.2 million accounted for under the equity method. An analysis of the prospects for this investment projected negative cash flows and would have required continued allocation of resources. Therefore, Maytag determined that the impairment of the investment was other than temporary and recorded the $7.2 million charge as a loss on investment on the Consolidated Statements of Income.

In the fourth quarter of 2001, Maytag ceased funding the operations of an Internet-related company in which it had a remaining investment of $7.2 million accounted for under the equity method. An analysis of the prospects for this investment yielded projected negative cash flows and substantial doubt as to the investee’s ability to continue as a going concern. Therefore, Maytag determined that the impairment of the investment was other than temporary and recorded the $7.2 million charge as a loss on investment on the Consolidated Statements of Income.

Asset Impairment

In the fourth quarter of 2003, Maytag negotiated a new union contract with the employees at its North Canton, Ohio, facility, a primary location for floor care production. As a result of these actions, Maytag recorded within the home appliance segment a $11.2 million non-cash impairment charge in the fourth quarter for the assets employed in a product line that will be exited in the first quarter of 2004. These assets were written down to fair value based on prices for similar assets.

Cumulative Effect of Accounting Change

The FASB’s Emerging Issues Task Force (EITF) issue No. 00-19, “Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying EITF Issue No. 96-13,” was effective June 30, 2001. EITF No. 00-19 required the Company to record the put options related to the Maytag Trusts (see “Minority Interests” section in the Notes to Consolidated Financial Statements) as a liability at fair market value beginning June 30, 2001. This is because the Company had determined the put options contained certain contract features that limited the Company’s ability to determine a net share settlement. EITF 00-19 also required the recording of an asset at fair market value for the stock purchase contract feature within the Maytag Trusts beginning June 30, 2001 as the stock purchase contract also contained features that limited the Company’s ability to determine a net share settlement. The Company recognized a cumulative effect of accounting change loss of $3.7 million for the establishment of the assets and liabilities related to the purchase contracts and put options in the second quarter of 2001. Pro forma amounts were not presented as the adoption would have had no significant impact on net income for each period presented. The Company cash settled the purchase contracts and put options in September 2001 and they are no longer reflected on the Consolidated Balance Sheets.

Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests. During the fourth quarter of 2002 and 2003, Maytag performed the required impairment tests of goodwill and determined that no adjustment was necessary to the carrying value. Maytag currently has no indefinite lived intangible assets other than goodwill. Amortization expense is expected to be approximately $1 million per year for 2003 through 2007 for intangibles that remain subject to amortization provisions.

During the third quarter of 2002, Maytag finalized the valuation of Amana Appliance’s net assets that were purchased August 1, 2001. As a result, $20.5 million of goodwill was recorded in the third quarter of 2002. The purchase contract contained a price adjustment mechanism that was ultimately settled in the fourth quarter of 2003, resulting in a payment to Maytag of $13.5 million. The $13.5 million settlement included $1.6 million of interest with the remaining $11.9 million of the settlement recorded as a reduction to the originally recorded $20.5 million of goodwill.

The Company’s pro forma information for intangible assets that are no longer being amortized effective December 30, 2001 consisted of the following:

In thousands except per share data	2003	2002	2001
Income from continuing operations before cumulative effect of accounting change - as reported	$114,378	$191,401	$162,367
Goodwill amortization included in reported results	—	—	10,033

Income from continuing operations before cumulative effect of accounting change - pro forma	$114,378	$191,401	$172,400

Diluted earnings per share - reported	$1.45	$2.44	$2.07
Diluted earnings per share - pro forma	—	—	2.19

Net income - as reported	$120,133	$188,794	$47,736
Goodwill amortization included in reported results	—	—	10,033

Net income - pro forma	$120,133	$188,794	$57,769

Diluted earnings per share - reported	$1.53	$2.40	$1.41
Diluted earnings per share - pro forma	—	—	1.54

Inventories

Inventories consisted of the following:

In thousands	January 3 2004	December 28 2002
Raw materials	$76,024	$71,563
Work in process	51,422	51,919
Finished goods	415,767	422,309
Supplies	9,423	8,736

Total FIFO cost	552,636	554,527
Less excess of FIFO cost over LIFO	84,291	86,094

Inventories	$468,345	$468,433

Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 91 percent and 92 percent of the Company’s inventories at January 3, 2004 and December 28, 2002, respectively.

Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities consisted of the following:

In thousands	January 3 2004	December 28 2002
Deferred tax assets (liabilities):
Property, plant and equipment	$(132,696)	$(114,907)
Postretirement benefit liability	200,427	192,847
Product warranty/liability accruals	56,451	46,308
Pensions and other employee benefits	124,410	128,963
Advertising and sales promotion accruals	7,836	11,160
Capital losses	32,650	32,811
Other – net	(4,037)	(430)

	285,041	296,752
Less valuation allowance for deferred tax assets	38,171	39,115

Net deferred tax assets	$246,870	$257,637

Recognized in Consolidated Balance Sheets:
Deferred tax assets – current	$63,185	$66,911
Deferred tax assets – noncurrent	183,685	190,726

Net deferred tax assets	$246,870	$257,637

The Company has both recognized and unrecognized capital loss carryforwards for tax purposes. These capital losses can only be offset against capital gains and expire five years after they are recognized. The Company has $45.7 million of recognized capital loss carryforwards at January 3, 2004 that will begin to expire at December 31, 2006. The change in the valuation allowance in 2003 compared to 2002 shown in the table above resulted primarily from the use of capital loss carryforwards.

Components of the provision for income taxes consisted of the following:

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Current provision:
Federal	$3,308	$26,229	$39,408
State	(1,586)	2,654	6,584

	1,722	28,883	45,992

Deferred provision (benefit):
Federal	49,879	64,714	(17,611)
State	6,781	6,926	(1,200)

	56,660	71,640	(18,811)

Provision for income taxes	$58,382	$100,523	$27,181

The reconciliation of the United States federal statutory tax rate to the Company’s effective tax rate consisted of the following:

	Year Ended
	January 3 2004	December 28 2002	December 29 2001
U.S. statutory rate applied to income from continuing operations before income taxes, minority interests, and cumulative effect of accounting change	35.0%	35.0%	35.0%

Increase (reduction) resulting from:
Tax credits	(2.3)	(1.2)	(2.1)
Difference due to minority interest	—	(0.8)	(3.3)
State income taxes, net of federal tax benefit	1.9	2.1	1.7
Audit settlement	(1.0)	—	(19.8)
Amortization of goodwill	—	—	1.6
Other - net	0.2	(1.1)	0.2

Effective tax rate	33.8%	34.0%	13.3%

Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $14.7 million at January 3, 2004), taxes that would result from potential distributions have only been provided on the portion of such earnings projected to be distributed in the future. If such earnings were distributed beyond the amount for which taxes have been provided, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the United States.

Income tax refunds received, net of all federal, foreign and state taxes paid during 2003 were $29 million. Federal, foreign and state income taxes paid, net of refunds received, during 2002 and 2001 were $54 million and $31 million, respectively.

The cumulative tax effect of the minimum pension liability adjustment component of comprehensive income was $255.3 million and $209.4 million in 2003 and 2002, respectively. For 2003 and 2002, the tax effects of the cumulative foreign currency translation adjustment loss component of comprehensive income was recorded as a deferred tax asset with corresponding valuation allowance. For 2003 and 2002 the cumulative unrealized gain and loss on securities component of comprehensive income was recorded as a deferred tax liability and a deferred tax asset with corresponding valuation allowance, respectively.

Notes Payable

Notes payable at January 3, 2004 consisted of commercial paper borrowings of $71.5 million. The weighted-average interest rate on commercial paper borrowings was 1.1 percent at January 3, 2004. Notes payable at December 28, 2002 consisted of commercial paper borrowings of $178.6 million. The weighted-average interest rate on commercial paper borrowings was 2.1 percent at December 28, 2002.

The Company’s commercial paper program is supported by two credit agreements with a consortium of lenders that provide revolving credit facilities of $200 million each, totaling $400 million. These agreements expire April 29, 2004 and May 3, 2004, respectively. The credit agreements include financial covenants with respect to interest coverage and debt to earnings before interest, taxes, depreciation and amortization. Maytag was in compliance with these covenants as of January 3, 2004. The Company expects to enter into new credit agreements similar in amount, terms and conditions as those set to expire in 2004.

Long-Term Debt

Long-term debt consisted of the following:

In thousands	January 3 2004	December 28 2002
Medium-term notes, maturing from 2004 to 2015, from 5% to 9.03% with interest payable semiannually	$643,230	$652,230
Public Income NotES, with interest payable quarterly:
Due August 1, 2031 at 7.875%	250,000	250,000
Employee stock ownership plan notes payable semiannually through July 2, 2004 at 5.13%	3,530	14,120
Other	2,575	17,729

Total	899,335	934,079
Less current portion of long-term debt	24,503	195,312

Long-term debt	$874,832	$738,767

Interest paid during 2003, 2002 and 2001 was $65.0 million, $72.5 million and $70.1 million, respectively. When applicable, the Company capitalizes interest incurred on funds used to construct property, plant and equipment. Interest capitalized during 2003, 2002 and 2001 was $2.7 million, $1.1 million and $1.1 million, respectively.

The aggregate maturities of long-term debt in each of the next five years and thereafter are as follows (in thousands): 2004—$24,503; 2005—$6,044; 2006—$411,890; 2007—$8,000; thereafter—$448,898.

In 2003, the Company issued $200 million in medium-term notes with a fixed interest rate of 5.0 percent due May 15, 2015.

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

Accrued Liabilities

Accrued liabilities consisted of the following:

In thousands	January 3 2004	December 28 2002
Warranties	$74,873	$74,284
Advertising and sales promotion	70,797	63,241
Restructuring reserve	15,326	4,110
Other	84,939	86,836

Accrued liabilities	$245,935	$228,471

Other accrued liabilities primarily contain accruals for property taxes, interest payable, workers compensation and insurance.

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

Changes in warranty liability during 2003 and 2002 are as follows:

	Year ended
Warranty reserve (in thousands)	January 3, 2004	December 28, 2002
Balance at beginning of period	$100,489	$111,725
Warranties accrued during the period	115,032	108,416
Settlements made during the period	(121,109)	(112,884)
Changes in liability for adjustments during the period, including expirations	8,814	(6,768)

Balance at end of period	$103,226	$100,489

Warranty reserve-current portion	74,873	74,284
Warranty reserve-noncurrent portion	28,353	26,205

Total warranty reserve at end of period	$103,226	$100,489

In addition to the basic limited warranty, an optional extended warranty is offered to retail purchasers of the Company’s major appliances. Sales of extended warranties are recorded as deferred revenue within accrued liabilities on the Consolidated Balance Sheet. Deferred revenue is amortized into income on a straight-line basis over the length of the extended warranty contracts For sales of extended warranties prior to July 1, 2003, the majority of this exposure has been transferred to a third party insurance provider. Premiums paid for this insurance have been recorded as deferred charges on the Consolidated Balance Sheet and amortized to expense on a straight-line basis over the life of the extended warranty contracts. Starting in the third quarter of 2003, Maytag elected to self-insure all obligations on sales of extended warranties. As a result of this change, payments on extended warranty contracts will be expensed as incurred. This is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Pension Benefits

The Company provides noncontributory defined benefit pension plans for most employees. Plans covering salaried, management and some nonunion hourly employees generally provide pension benefits that are based on an average of the employee’s earnings and credited service. Plans covering union hourly and other nonunion hourly employees generally provide benefits of stated amounts for each year of service. The Company’s funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that the Company may determine to be appropriate. In 2003, certain Maytag employees were given a one-time opportunity to transfer their pension to a cash balance pension plan. Approximately 33 percent of all the Company’s employees became participants in the cash balance plan.

The reconciliation of the beginning and ending balances of the projected benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:

In thousands	January 3 2004	December 28 2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,495,255	$1,333,728
Service cost	31,365	33,352
Interest cost	101,479	96,902
Amendments	820	4,498
Actuarial loss	121,686	104,921
Benefits paid	(133,313)	(92,239)
Curtailments/settlements	5,854	13,956
Other (foreign currency)	1,563	137

Benefit obligation at end of year	1,624,709	1,495,255

Change in plan assets:
Fair value of plan assets at beginning of year	854,005	881,007
Actual return on plan assets	129,134	(73,009)
Employer contributions through measurement date	193,119	138,108
Benefits paid	(133,313)	(92,239)
Other (foreign currency)	1,832	138

Fair value of plan assets at end of year	1,044,777	854,005

Funded status of plan	(579,932)	(641,250)
Unrecognized actuarial loss	725,179	650,541
Unrecognized prior service cost	66,615	79,006
Unrecognized transition assets	(240)	(168)
Employer contributions subsequent to measurement date	130,000	55,000

Net amount recognized	$341,622	$143,129

Amounts recognized in the Consolidated Balance Sheets consisted of:
Prepaid pension cost	$1,666	$1,677
Intangible pension asset	66,615	79,139
Accrued pension cost (net of contributions subsequent to measurement date)	(398,495)	(488,751)
Accumulated other comprehensive income (pretax)	671,836	551,064

Net pension asset	$341,622	$143,129

The cumulative tax effect of the minimum pension liability adjustment component of accumulated comprehensive income was $255.3 million and $209.4 million in 2003 and 2002, respectively. These were recorded as deferred tax assets on the Consolidated Balance Sheets. On a net of tax basis, the minimum pension liability components of accumulated comprehensive income within shareowners’ equity were $416.5 million and $341.7 million as January 3, 2004 and December 28, 2002, respectively.

As allowed by FASB Statement No. 87, “Employers’ Accounting for Pensions,” the Company uses a September 30 measurement date to compute its minimum pension liability. Subsequent to the measurement dates in 2003 and 2002, Maytag made cash contributions of $130 million and $55 million, respectively, to the pension plan that reduced accrued pension cost on the Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002.

Assumptions used in determining net periodic pension cost for the plans in the United States consisted of the following:

	2003	2002	2001
Discount rates	7.00%	7.50%	7.75%
Rates of increase in compensation levels
Salaried locations	4.25%	4.75%	5.25%
Nonunion hourly locations	3.00%	3.25%	3.75%
Expected long-term rate of return on assets	8.75%	9.00%	9.50%

Maytag’s overall expected long-term rate of return on assets is 8.75%. This is based on the asset allocation within the plan assets as well as the historical and future expected returns for each of the asset classes within the portfolio. The future expected returns on the asset classes are based on current market factors such as interest rates and expected market returns. Maytag determines the asset return component of pension expense on a market-related valuation of assets that smoothes actual returns and reduces year-to-year net periodic pension cost volatility. As of January 3, 2004, Maytag had cumulative asset losses of approximately $183 million, which remain to be recognized in the calculation of the market-related value of assets.

Assumptions used in determining projected benefit obligations for the plans in the United States consisted of the following:

	2003	2002	2001
Discount rates	6.50%	7.00%	7.50%
Rates of increase in compensation levels
Salaried locations	4.00%	4.25%	4.75%
Nonunion hourly locations	3.00%	3.00%	3.25%

Due to an increase in the fair market value of the assets in 2003, the under-funded status of the pension plan decreased from $641.3 million at December 28, 2002 to $579.9 million at January 3, 2004. This was partially offset by an increase in the pension benefit obligation. The fair market value of the assets increased due to increased employer contributions and gains on plan assets which more than offset benefit payments. The primary reasons for the increase in the pension benefit obligation were interest costs and $121.7 million in actuarial losses. The actuarial losses were primarily the result of a revision to the discount rate assumption.

The Company amended its pension plans in 2003, 2002 and 2001 to include several benefit improvements for plans covering both salaried and hourly employees.

The components of net periodic pension cost consisted of the following:

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Components of net periodic pension cost:
Service cost	$31,365	$33,352	$29,927
Interest cost	101,479	96,902	91,675
Expected return on plan assets	(100,939)	(96,580)	(95,929)
Amortization of transition assets	2	(163)	(391)
Amortization of prior service cost	13,272	15,399	15,218
Recognized actuarial loss	19,000	3,651	196
Curtailments/settlements	5,791	26,284	2,423
Portion of net periodic pension cost classified in discontinued operations	—	—	(882)

Net periodic pension cost	$69,970	$78,845	$42,237

Net periodic pension cost for 2003 included a curtailment charge of $5.2 million for early retirement incentives related to a salaried workforce reduction. Net periodic pension cost for 2002 included a curtailment charge related to the announced closing of the Galesburg manufacturing facility (see “Restructuring Charges” section in the Notes to Consolidated Financial Statements). Excluding the curtailment charges, pension cost increased due to higher amortization of unrecognized actuarial losses resulting from the difference between expected and actual return on plan assets and past changes in pension assumptions. This was partially offset by lower service costs and amortization of prior service cost.

The accumulated benefit obligation for all pension plans as of the 2003 and 2002 measurement dates was $1,571,534 and $1,396,292, respectively (in thousands).

	Year ended
Pension plans with an accumulated benefit obligation in excess of plan assets (in thousands)	January 3 2004	December 28 2003
Projected benefit obligation	1,624,709	1,491,420
Accumulated benefit obligation	1,571,534	1,392,467
Fair value of plan assets	1,044,777	849,546

Maytag employs a total investment return approach whereby a mix of equity and debt securities are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and debt securities. Furthermore, equity investments are diversified across domestic and international stocks as well as large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The target allocation of equity securities is 68 percent of the plan assets. The target allocation of debt securities is 32 percent of the plan assets. The target allocations remained consistent for the 2003 and 2002 measurement dates.

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

The reconciliation of the beginning and ending balances of the accumulated benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:

In thousands	January 3 2004	December 28 2002
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$729,202	$498,009
Service cost	20,137	17,973
Interest cost	46,539	36,114
Actuarial loss	82,648	209,295
Curtailments	—	9,809
Amendments	(35,400)	(1,401)
Benefits paid	(49,876)	(40,597)

Benefit obligation at end of year	793,250	729,202

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	49,876	40,597
Benefits paid	(49,876)	(40,597)

Fair value of plan assets at end of year	—	—

Funded status of plan	(793,250)	(729,202)
Unrecognized actuarial loss	289,079	217,257
Unrecognized prior service benefit	(33,934)	(5,565)

Postretirement benefit liability	$(538,105)	$(517,510)

In 2003, Maytag eliminated the postretirement benefits for certain employees. The impact of this change in benefits is reflected in the amendments and unrecognized prior service benefits in the above table. This benefit will be amortized and recognized as a reduction in expense in current and future years.

Assumptions used in determining net periodic postretirement benefit cost consisted of the following:

	2003	2002	2001
Health care cost trend rates (1):
Current year	10.0%	6.50%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year in which the ultimate trend rate is reached	2007	2005	2001
Discount rates	7.00%	7.50%	7.75%

(1)	Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

Assumptions used in determining accumulated benefit obligation consisted of the following:

	2003	2002
Health care cost trend rates (1):
Next fiscal year	8.00%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year in which the ultimate trend rate is reached	2007	2007
Discount rates	6.50%	7.00%

(1)	Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

The actuarial losses of $82.6 million and $209.3 million in the reconciliation of the 2003 and 2002 accumulated benefit obligation primarily represent the impact of the change in the assumptions described above. The plans were amended in 2003, 2002 and 2001 to include additional cost sharing features for employees.

The components of net periodic postretirement cost consisted of the following:

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Components of net periodic postretirement cost:
Service cost	$20,137	$17,973	$14,907
Interest cost	46,539	36,114	32,640
Amortization of prior service (benefit) cost	(7,030)	(1,234)	168
Recognized actuarial loss (gain)	11,063	—	(1,211)
Curtailment losses	—	8,073	175
Portion of net periodic postretirement cost classified in discontinued operations	—	—	(196)

Net periodic postretirement cost	$70,709	$60,926	$46,483

The net periodic postretirement cost in 2002 included a curtailment charge related to the announced closing of the Galesburg manufacturing facility (see “Restructuring Charges” section in the Notes to Consolidated Financial Statements). Net periodic postretirement cost increased in 2003 due to higher amortization of unrecognized actuarial losses and increased interest costs resulting from the higher postretirement benefit liability. This was partially offset by an increase in amortization of prior service benefit that resulted from the elimination of postretirement benefits for certain salaried employees during the year.

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a one-percentage-point change in assumed health care cost trend rates consisted of the following:

In thousands	1-Percentage-Point Increase	1-Percentage-Point Decrease
Increase/(decrease) in total postretirement service and interest cost components	$9,396	$(8,150)

Increase/(decrease) to postretirement benefit obligation	83,855	(74,857)

Leases

The Company leases buildings, machinery, equipment and automobiles under operating leases. Rental expense for operating leases amounted to $34.3 million, $33.3 million, and $27.9 million for 2003, 2002, and 2001, respectively.

Future minimum lease payments for operating leases as of January 3, 2004 consisted of the following:

Year Ending	In thousands
2004	$25,646
2005	22,303
2006	16,854
2007	11,648
2008	5,841
Thereafter	21,841

Total minimum lease payments	$104,133

Financial Instruments

The Company uses foreign currency exchange forward contracts to manage the currency exchange risk related to sales denominated in foreign currencies. The counterparties to the contracts are high credit quality international financial institutions. Forward contracts used by the Company include contracts for the exchange of Canadian and Australian dollars to U.S. dollars to hedge the sale of appliances manufactured in the United States and sold to customers in Canada and Australia. The fair values of the contracts gave rise to a loss of $3.5 million as of January 3, 2004, and a gain of $0.1 million as of December 28, 2002 which loss or gain was recognized in Other current liabilities or assets, respectively, in the Consolidated Balance Sheets. The gains and losses associated with changes in fair value of the contracts are recorded in Other-net in the Consolidated Statements of Income. In 2003, a $5.9 million loss was recorded from foreign currency exchange rates fluctuation that was included in Other income (loss) on the Consolidated Statement of Income. The gains and losses on contracts were not significant in 2002 and 2001. As of January 3, 2004 and December 28, 2002, the Company had open foreign currency forward contracts, all with maturities of less than twelve months, in the amount of $131.2 million and $32.9 million, respectively.

The Company uses commodity swap agreements to manage the risk related to changes in the underlying material prices of component parts used in the manufacture of home and commercial appliances. The fair value gains of the contracts of $1.3 million as of January 3, 2004 and $0.5 million as of December 28, 2002 were recognized in Other current assets in the Consolidated Balance Sheets. For 2003, 2002 and 2001, $0.7 million of gains, $0.5 million of losses, and $0.9 million of gains were recognized in Other-net, in the Consolidated Income Statements from these contracts, respectively. As of January 3, 2004 and December 28, 2002, the Company had open commodity swap contracts in the amount of U.S. $3.5 million and U.S. $6.0 million, respectively. Open contracts as of January 3, 2004 have maturities of less than twelve months.

The Company had a trading program of interest rate swaps that it marked to market each period. The swap transactions involved the exchange of Canadian variable interest and fixed interest rate instruments. The five swap transactions, which had a total notional amount of $53.8 million as of December 28, 2002, matured on June 10, 2003. At December 28, 2002, the fair value of the swap positions of $4.7 million was reflected in Other noncurrent liabilities in the Consolidated Balance Sheets. In 2003, 2002 and 2001, the Company incurred net interest expense of $0.1 million, $0.2 million and $1.3 million, respectively in connection with these swap transactions. The payments made or received as well as the mark to market adjustment are recognized in the Interest expense component of the Consolidated Statements of Income.

56

The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. To manage associated cost of this debt, the Company enters into interest rate swaps, in which the Company agrees to exchange, at specified intervals, the difference between interest amounts calculated by reference to an agreed upon notional principal amount. These swap contracts are used to hedge the fair value of certain medium term notes. The contracts are a perfect hedge as their terms, interest rates and payment dates exactly match the underlying debt. At January 3, 2004 and December 28, 2002, the Company had outstanding interest rate swap agreements with notional amounts totaling $375 million and $250 million, respectively. Under these agreements, the Company receives weighted average fixed interest rates of 6.38 percent and pays floating interest rates based on LIBOR rates plus an agreed upon spread, or a weighted average interest rate of 4.57 percent, as of January 3, 2004. Maytag had interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations with a fair market value as of January 3, 2004 and December 28, 2002 of a loss of $(8.8) million and a gain of $9.3 million, respectively, with the change due mainly to increases in interest rates. The fair value of the hedge instruments and the underlying debt obligations are reflected as Other noncurrent liabilities and Long-term debt as of January 3, 2004 and Other noncurrent assets and Long-term debt as of December 28, 2002, of the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the Interest expense component of the Consolidated Statements of Income. Payments made or received are recognized in Interest expense.

Financial instruments that subject the Company to concentrations of credit risk primarily consist of accounts receivable from customers. The majority of the Company’s sales are derived from the home appliance segment that sells predominantly to retailers. These retail customers range from major national retailers to independent retail dealers and distributors. In some instances, the Company retains a security interest in the product sold to customers. While the Company has experienced losses in collection of accounts receivable due to business failures in the retail environment, the assessed credit risk for existing accounts receivable is provided for in the allowance for doubtful accounts.

The Company used various assumptions and methods in estimating fair value disclosures for financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable and notes payable approximated their fair value due to the short maturity of these instruments. The fair values of long-term debt were estimated based on quoted market prices, if available, or quoted market prices of comparable instruments. The fair values of interest rate swaps, foreign currency contracts and commodity swaps were estimated based on amounts the Company would pay to terminate the contracts at the reporting date.

The carrying amounts and fair values of the Company’s financial instruments, consisted of the following:

	January 3, 2004		December 28, 2002
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$6,756	$6,756	$8,106	$8,106
Accounts receivable	596,832	596,832	586,447	586,447
Notes payable	(71,491)	(71,491)	(178,559)	(178,559)
Long-term debt	(899,335)	(944,292)	(934,079)	(995,804)
Interest rate swaps -trading	—	—	(4,703)	(4,703)
Interest rate swaps-non-trading	(8,751)	(8,751)	9,257	9,257
Foreign currency contracts	(3,409)	(3,409)	90	90
Commodity swap contracts	1,278	1,278	531	531

For additional disclosures regarding the Company’s notes payable, see the “Notes Payable” section in the Notes to Consolidated Financial Statements. For additional disclosures regarding the Company’s long-term debt, see the “Long-Term Debt” section in the Notes to Consolidated Financial Statements.

Minority Interests

In 1999, the Company together with two newly established business trusts, issued units comprised of preferred securities of each Maytag Trust that provided for per annum distributions and a purchase contract requiring the unitholder to purchase shares of Maytag common stock from the Company. An outside investor purchased the units for a noncontrolling interest in the Maytag Trusts in the aggregate for $200 million. The Maytag Trusts used the proceeds from the sale of the units to purchase Maytag debentures. The terms of the debentures paralleled the terms of the preferred securities issued by the Maytag Trusts. For the first nine months of 2001, income attributed to such noncontrolling interest was reflected in Minority Interests in the Consolidated Statements of Income. Effective June 30, 2001, the outside investor’s noncontrolling interest in the Maytag Trust of $200 million was reflected in long-term debt. The income attributable to such noncontrolling interest was reflected as Interest expense in the third quarter of 2001. In September 2001, the Company terminated the Maytag Trusts in a transaction that included an early retirement of $200 million of this long-term debt at an after-tax cost of $5.2 million (net of an income tax benefit of $2.9 million) that was reflected as a loss on early retirement of debt on the Consolidated Statements of Income (see “Cumulative Effect of Accounting Change” section in the Notes to Consolidated Financial Statements regarding the accounting for the purchase contracts).

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

The income attributable to the noncontrolling interests reflected in Minority interests in the Consolidated Statements of Income consisted of the following:

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Maytag Trusts	$—	$—	$(6,963)
Anvil Technologies LLC	—	(3,732)	(7,494)

Minority interests	$—	$(3,732)	$(14,457)

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

In the event of a change of Company control, all outstanding stock options become immediately exercisable under the above described plans. There were 1,522,500 and 2,452,909 shares available for future stock grants at January 3, 2004 and December 28 2002, respectively.

The Company has elected to follow APB 25, “Accounting for Stock Issued to Employees,” and recognizes no compensation expense for stock options as the option price under the plan equals or is greater than the fair market value of the underlying stock at the date of grant. Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model. For a table showing the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, see “Summary of Significant Accounting Policies” above.

The Company’s weighted-average assumptions consisted of the following:

	2003	2002	2001
Risk-free interest rate	3.50%	3.52%	4.08%
Dividend yield	2.75%	2.55%	2.28%
Stock price volatility factor	0.38	0.35	0.30
Weighted-average expected life (years)	5	5	5
Weighted-average fair value of options granted-stock price equals grant price	$7.63	$7.64	$7.60
Weighted-average fair value of options granted-stock price greater than grant price	—	—	$6.41

For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options’ vesting period.

Stock option activity consisted of the following:

	Average Price	Option Shares
Outstanding December 30, 2000	32.71	8,171,417
Granted-stock price equals grant price	29.35	1,269,649
Granted-stock price greater than grant price	39.12	353,691
Exercised	19.61	(429,240)
Canceled or expired	44.95	(691,071)

Outstanding December 29, 2001	32.16	8,674,446
Granted-stock price equals grant price	27.18	834,750
Exercised	21.44	(1,101,875)
Canceled or expired	38.04	(647,519)

Outstanding December 28, 2002	32.65	7,759,802
Granted-stock price equals grant price	25.93	1,040,600
Exercised	16.52	(90,047)
Canceled or expired	41.26	(705,383)

Outstanding January 3, 2004	31.20	8,004,972

Exercisable options:
December 29, 2001	29.45	4,739,944
December 28, 2002	35.11	5,061,748
January 3, 2004	32.98	5,513,604

Information with respect to stock options outstanding and stock options exercisable as of January 3, 2004 consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.63-$16.00	86,860	0.9	$15.63	86,860	$15.63
$17.63-$24.86	1,071,980	2.7	18.71	1,061,480	18.65
$25.31-$26.65	1,701,500	9.5	25.87	233,134	25.58
$27.34-$35.45	3,250,790	6.5	29.91	2,260,822	30.33
$40.47-$47.21	1,834,869	5.5	45.42	1,812,335	45.43
$52.22-$70.94	58,973	2.7	64.21	58,973	64.21

	8,004,972			5,513,604

The Company issued stock units to various directors in conjunction with the termination of a director pension plan. The stock units allow the holder to convert one stock unit into one common share at date of termination. All directors are vested and dividends are paid out in the form of additional stock units. An expense of $2.7 million was recognized based on the fair market value of the stock unit at the date of grant. As of January 3, 2004, there were 60,152 stock units outstanding.

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

The ESOP shares held in trust consisted of the following:

	January 3 2004	December 28 2002
Original shares held in trust:
Released and allocated	2,667,937	2,469,377
Unreleased shares (fair value;
Fiscal 2003—$5,248,574; Fiscal 2002—$11,051,331)	189,206	387,766

	2,857,143	2,857,143
Additional shares contributed and allocated	1,487,940	1,109,858
Shares withdrawn	(1,436,087)	(1,133,176)

Total shares held in trust	2,908,996	2,833,825

The components of the total contribution to the ESOP trust consisted of the following:

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Debt service requirement	$7,652	$3,983	$8,238
Dividends earned on ESOP shares	(1,983)	(1,014)	(2,042)

Cash contribution to ESOP trust	5,669	2,969	6,196
Fair market value of additional shares contributed	8,587	8,194	4,257

Total contribution to ESOP trust	$14,256	$11,163	$10,453

The components of expense recognized by the Company for the ESOP contribution consisted of the following:

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Contribution classified as interest expense	$654	$453	$1,178
Contribution classified as compensation expense	13,602	10,710	9,275

Total expense for the ESOP contribution	$14,256	$11,163	$10,453

Shareowners’ Equity

The share activity of the Company’s common stock consisted of the following:

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Common stock
Balance at beginning and end of period	117,151	117,151	117,151

Treasury stock
Balance at beginning of period	(38,863)	(40,287)	(40,910)
Purchase of common stock for treasury	(43)	—	(400)
Stock issued under stock option plans	90	1,103	427
Stock issued under restricted stock awards, net	—	(31)	4
Additional ESOP shares issued	378	352	92
Stock issued in business acquisition	—	—	500
Other	27	—	—

Balance at end of period	(38,411)	(38,863)	(40,287)

During 2003, the Company repurchased shares at a cost of $1 million from a nonqualified benefit plan. During 2001, the Company repurchased 400,000 shares associated with its share repurchase program at a cost of $28 million.

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

Supplementary Expense Information

Advertising costs and research and development expenses consisted of the following:

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Advertising costs	$140,971	$150,374	$137,654
Research and development expenses	106,931	110,554	84,837

Earnings Per Share

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Numerator for basic and diluted earnings per share-income from continuing operations before cumulative effect of accounting change	$114,378	$191,401	$162,367

Numerator for basic and diluted loss per share- discontinued operations	$5,755	$(2,607)	$(110,904)

Numerator for basic loss per share- cumulative effect of accounting change	$—	$—	$(3,727)
Adjustment for put options marked to market	—	—	63,092

Numerator for diluted earnings per share- cumulative effect of accounting change	$—	$—	$59,365

Numerator for basic earnings per share-net income	$120,133	$188,794	$47,736
Adjustment for put options marked to market	—	—	63,092

Numerator for diluted earnings per share-net income	$120,133	$188,794	$110,828

Denominator for basic earnings per share - weighted-average shares	78,537	77,735	76,419
Effect of dilutive securities:
Stock option plans	209	769	705
Put options	—	—	1,441

Potential dilutive common shares	209	769	2,146

Denominator for diluted earnings per share - adjusted weighted-average shares	78,746	78,504	78,565

The computation of basic and diluted earnings per share consisted of the following: FASB Statement No. 128, “Earnings Per Share,” requires that income from continuing operations before cumulative effect of accounting change be used as the control number in determining whether potential common shares are dilutive or anti-dilutive to earnings per share. The 2001 cumulative effect of accounting change has two components: $63.1 million expense related to the recognition of the put option obligation and $59.4 million income related to the recognition of the purchase contracts asset (see discussion in “Cumulative Effect of Accounting Change” section in the Notes to Consolidated Financial Statements). The common shares related to the purchase contracts asset were excluded from diluted average shares outstanding as they were anti-dilutive to earnings per share from continuing operations before cumulative effect of accounting change. The common shares related to the put option obligation were included in diluted average shares outstanding as they were dilutive to earnings per share from continuing operations before cumulative effect of accounting change. Therefore, the expense associated with the put option obligation was excluded from the numerator in the calculation of diluted earnings per share for the cumulative effect of accounting change as the associated common shares were required to be included in the denominator.

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

While it is possible the Company’s estimated undiscounted obligation of approximately $3 million for future environmental costs may change in the near term, the Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The accrual for environmental liabilities is reflected in Other noncurrent liabilities in the Consolidated Balance Sheets.

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

At January 3, 2004, the Company has outstanding commitments for capital expenditures of $73.3 million. As of January 3, 2004, the Company had approximately $44 million in stand-by letters of credit to back workers compensation claims, environmental costs and other business items in the event Maytag fails to fund these obligations.

Maytag has entered into long-term purchase agreements for various key raw materials and finished products. The minimum purchase obligations covered by these agreements aggregate approximately $18 million for each of the periods 2004 to 2006, $13 million for each of the periods 2007 and 2008, and $10 million for periods thereafter.

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

Segment Reporting

The Company has two reportable segments: home and commercial appliances. The Company’s home appliance segment manufactures and sells appliances (laundry products, dishwashers, refrigerators, cooking appliances and floor care products). These products are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets. The Company also sells in-home appliance services.

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

Financial information for the Company’s reportable segments consisted of the following:

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Net sales
Home appliances	$4,537,970	$4,421,328	$3,954,890
Commercial appliances	253,896	244,703	230,161

Consolidated total	$4,791,866	$4,666,031	$4,185,051

Operating income
Home appliances	$269,135	$395,712	$324,646
Commercial appliances	11,743	13,041	5,755

Total for reportable segments	280,878	408,753	330,401
Corporate	(52,585)	(49,258)	(41,249)

Consolidated total	$228,293	$359,495	$289,152

Capital expenditures
Home appliances	$188,281	$215,023	$131,777
Commercial appliances	7,099	13,812	7,919

Total for reportable segments	195,380	228,835	139,696
Corporate	3,920	929	5,873

Consolidated total	$199,300	$229,764	$145,569

Depreciation and amortization
Home appliances	$151,752	$150,356	$145,243
Commercial appliances	6,122	4,993	6,299

Total for reportable segments	157,874	155,349	151,542
Corporate	7,911	8,359	7,433

Consolidated total	$165,785	$163,708	$158,975

Goodwill, net
Home appliances	$253,863	$265,802	$245,251
Commercial appliances	15,150	15,150	15,150

Total for reportable segments	$269,013	$280,952	$260,401

Total assets
Home appliances	$2,288,085	$2,304,219	$2,264,575
Commercial appliances	125,154	117,600	103,034

Total for reportable segments	2,413,239	2,421,819	2,367,609
Corporate	475,390	544,326	613,541
Discontinued operations	135,511	138,104	149,901

Consolidated total	$3,024,140	$3,104,249	$3,131,051

In 2003, the Company recorded restructuring charges in operating income of $64.9 million with $63.6 million, $0.2 million and $1.1 million in Home appliances, Commercial appliances and Corporate, respectively. The Home appliance segment also recorded restructuring charges for asset impairment of $11.2 million and a loss on investment of $7.2 million.

In 2002, application of the nonamortization provisions of Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001, resulted in an increase in operating income of $9.1 and $0.9 for the Home appliance and Commercial appliance segment, respectively. In 2002, the Company recorded restructuring charges of $67.1 million and an $8.3 million gain on the sale of a distribution center in operating income of the Home appliance segment. The Home appliance segment included a full year of net sales from Amana that was acquired effective August 1, 2001. Maytag integrated Amana activities within its existing appliance organization during 2002, and Amana’s 2002 earnings are not distinguishable.

For 2001, the Home appliance segment included $294.8 million of Amana net sales. In 2001, the Company recorded restructuring charges in operating income of $9.8 million with $7.9 million, $0.7 million and $1.2 million recorded in Home appliances, Commercial appliances and Corporate, respectively.

For additional disclosures regarding the restructuring charges, see the “Restructuring Charges” section in the Notes to Consolidated Financial Statements. Corporate assets include such items as deferred tax assets, intangible pension assets and other assets.

During the third quarter of 2002, Maytag finalized the valuation of Amana’s net assets that were purchased August 1, 2001. As a result, $20.5 million of goodwill was recorded in the third quarter of 2002. The purchase contract contained a price adjustment mechanism was ultimately settled during the fourth quarter of 2003, resulting in a payment to Maytag of $13.5 million. The settlement included $1.6 million of interest with the remaining $11.9 million recorded as a reduction to the originally recorded $20.5 million of goodwill.

The reconciliation of segment profit to consolidated income from continuing operations before income taxes, minority interests and cumulative effect of accounting change consisted of the following:

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Total operating income for reportable segments	$280,878	$408,753	$330,401
Corporate	(52,585)	(49,258)	(41,249)
Interest expense	(52,763)	(62,390)	(64,828)
Loss on early retirement of debt	—	—	(8,079)
Loss on investment	(7,185)	—	(7,230)
Other - net	4,415	(1,449)	(5,010)

Income from continuing operations, before income taxes, minority interests, and cumulative effect of accounting change	$172,760	$295,656	$204,005

Financial information related to the Company’s continuing operations by geographic area consisted of the following:

	Year Ended
In thousands	January 3 2004	December 28 2002	December 29 2001
Net sales
United States	$4,289,314	$4,191,399	$3,815,213
Other countries	502,552	474,632	369,838

Consolidated total	$4,791,866	$4,666,031	$4,185,051

	Year Ended
In thousands	January 3 2003	December 28 2002	December 29 2001
Long-lived assets
United States	$995,250	$1,046,263	$1,029,113
Other countries	51,685	19,845	6,622

Consolidated total	$1,046,935	$1,066,108	$1,035,735

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment. Sales to Sears, Roebuck and Co. represented 15%, 13% and 12% of consolidated net sales in 2003,2002 and 2001, respectively. Within the commercial appliance segment, the Company’s vending equipment sales are dependent upon a few major soft drink suppliers. The loss of one or more of these customers could have a significant adverse effect on the commercial appliance segment.

The Company uses basic raw materials such as steel, copper, aluminum, rubber and plastic in its manufacturing processes in addition to purchased motors, compressors, timers, valves and other components. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The number of employees of the Company in the home appliance segment were approximately 19,400 as of both January 3, 2004 and December 28, 2002. Approximately 40 percent and 44 percent of these employees were covered by collective bargaining agreements as of January 3, 2004 and December 28, 2002, respectively. The number of employees of the Company in the commercial appliance segment as of January 3, 2004 and December 28, 2002 were approximately 1,240 and 1,265, respectively.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations consisted of the following:

In thousands, except per share data	4th Quarter*	3rd Quarter	2nd Quarter	1st Quarter
2003
Net sales	$1,271,700	$1,221,267	$1,162,893	$1,136,006
Gross profit	224,400	220,998	214,013	200,120
Income from continuing operations (1) & (2)	18,943	35,318	25,519	34,598
Basic earnings per share	0.24	0.45	0.33	0.44
Diluted earnings per share	0.24	0.45	0.32	0.44
Net income (1), (2) & (3)	23,853	36,565	25,234	34,481
Basic earnings per share	0.30	0.47	0.32	0.44
Diluted earnings per share	0.30	0.46	0.32	0.44

2002
Net sales	$1,127,401	$1,168,032	$1,192,955	$1,177,643
Gross profit (4)	232,943	244,425	267,804	259,430
Income from continuing operations	3,971	61,020	68,329	58,081
Basic earnings per share	0.05	0.78	0.88	0.75
Diluted earnings per share	0.05	0.78	0.86	0.75
Net income (4) & (5)	3,253	60,789	67,988	56,764
Basic earnings per share	0.04	0.78	0.87	0.74
Diluted earnings per share	0.04	0.77	0.86	0.73

*	The 4th quarter of fiscal 2003 consisted of 14 weeks compared to 13 weeks in all other quarters presented.
(1)	Includes restructuring charges of $6.2 million ($9.4 million pre-tax), $18.8 million ($27.9 million pre-tax), $8.8 million ($13.1 million pre-tax) and $9.8 ($14.5 million pre-tax) for the first, second, third and fourth quarters of 2003, respectively.
(2)	The fourth quarter of 2003 includes a $7.6 million ($11.2 million pre-tax) asset impairment and a $7.2 million ($7.2 million pre-tax) loss on investment.
(3)	Includes the results of discontinued operations that were a $0.1 million loss, $0.3 million loss, $1.2 million gain and $4.9 million gain for the first, second, third and fourth quarters of 2003, respectively.
(4)	The third quarter of 2002 includes a $5.5 million after-tax ($8.3 million pre-tax included in gross profit) gain on the sale of a distribution center. The fourth quarter of 2002 includes a $44.3 million after-tax ($67.1 million pre-tax) restructuring charge associated with the closing of Maytag’s refrigeration plant located in Galesburg, Illinois. Application of the nonamortization provisions of Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001, resulted in an increase in income from continuing operations and net income of approximately $2.5 million for the first, second, third and fourth quarters of 2002, respectively.
(5)	Includes the results of discontinued operations that were a $1.3 million loss, $0.3 million loss, $0.2 million loss and $0.8 million loss for the first, second, third and fourth quarters of 2002, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Maytag carried out an evaluation, under the supervision and with the participation of Maytag’s management, including Maytag’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Maytag’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Maytag’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Maytag’s periodic SEC filings relating to Maytag (including its consolidated subsidiaries).

There was no change in internal control over financial reporting that occurred in the fourth quarter of 2003 that has materially affected or is reasonably likely to materially affect Maytag’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning directors and officers included in the Proxy Statement of the Company is incorporated herein by reference. Additional information concerning executive officers of the Company is included under “Executive Officers of the Registrant” included in Part I, Item 4.

Audit Committee Financial Expert

The Company has determined that Neele E. Stearns, Jr., chairman of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 401 (h) of Regulation S-K, and that Mr. Stearns is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code of Business Conduct

The Company has adopted a Code of Business Conduct applicable to all employees. This Code is applicable to Senior Financial Executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. Maytag’s Code of Business Conduct is available on the Company’s Web site at www.Maytagcorp.com under “About Maytag Corporation—Corporate Governance.” The Company intends to post on its web site any amendments to, or waivers from its Code of Business Conduct applicable to Senior Financial Executives.

Item 11. Executive Compensation.

Information concerning executive compensation included in the Proxy Statement is incorporated herein by reference; provided that the information contained in the Proxy Statement under the heading “Compensation Committee Report on Executive Compensation” is specifically not incorporated herein by reference. Information concerning director compensation included in the Proxy Statement is incorporated herein by reference, provided that the information contained in the Proxy Statement under the headings “Shareholder Return Performance” and “Other Matters” is specifically not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement. Information as of January 3, 2004 concerning compensation plans for which equity securities of the Company are authorized for issuance is incorporated herein by reference to the information contained under the heading “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference from the Proxy Statement.

Item 14. Principal Accounting Fees and Services

This information is in the Proxy Statement under the heading “Independent Auditor Information” and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 73.

(3) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Exhibits” on pages 74 through 78.

(b) There were no Form 8-K filings during the fourth quarter of 2003 except:

Form 8K dated October 16, 2003 furnishing quarterly earnings release for three months and nine months ended September 30, 2003 under Item 7 and Item 12.

Form 8K dated November 21, 2003 furnishing press release disclosing Maytag’s 2004 earnings estimates and plans to enhance reporting under Item 5.

(c) Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Exhibits” on pages 74 through 78.

(d) Financial Statement Schedules—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 73.

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

/s/George C. Moore	/s/ Roy A. Rumbough, Jr.
George C. Moore	Roy A. Rumbough, Jr.
Executive Vice President and Chief Financial Officer	Vice President and Controller

/s/ Barbara R. Allen	/s/ Howard L. Clark Jr.
Barbara R. Allen	Howard L. Clark, Jr.
Director	Director

/s/Lester Crown	/s/ Ralph F. Hake
Lester Crown	Ralph F. Hake
Director	Director, Chairman and Chief Executive Officer

/s/ Wayland R. Hicks	/s/ William T. Kerr
Wayland R. Hicks	William T. Kerr
Director	Director

/s/ James A. McCaslin	/s/ W. Ann Reynolds
James A. McCaslin	W. Ann Reynolds
Director	Director

/s/ Bernard G. Rethore	/s/ Neele E. Stearns, Jr.
Bernard G. Rethore .	Neele E. Stearns, Jr.
Director	Director

/s/ Fred G. Steingraber
Fred G. Steingraber
Director

ANNUAL REPORT ON FORM 10-K

Item 15(a)(1), (2) and (3), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

LIST OF EXHIBITS

FINANCIAL STATEMENT SCHEDULES

Year Ended January 3, 2004

MAYTAG CORPORATION

NEWTON, IOWA

FORM 10-K—ITEM 15(a)(1), (2) AND ITEM 15(d)

MAYTAG CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and supplementary data of Maytag Corporation and subsidiaries are included in Part II, Item 8:

The following consolidated financial statement schedule of Maytag Corporation and subsidiaries is included in Item 15(d):

Schedule II Valuation and Qualifying Accounts	79

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

Exhibit Number	Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission
3(a)	Restated Certificate of Incorporation of Registrant.	1993 Annual Report on Form 10-K

3(b)	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 3.

3(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant.	1988 Annual Report on Form 10-K.

3(d)	Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock of Registrant.	1988 Annual Report on Form 10-K.

3(d)	Certificate of Amendment to Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant.	1997 Annual Report on Form 10-K

3(f)	By-Laws of Registrant, as amended through February 10, 2000.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

4(a)	Rights Agreement dated as of February 12, 1998 between Registrant and Harris Trust and Savings Bank.	Form 8-A dated February 12, 1998, Exhibit 1.

4(b)	Letter to Shareholders dated February 12, 1998 relating to the adoption of a shareholders rights plan with attachments.	Current Report on Form 8-K dated February 12,1998, Exhibit 1.

4(c)	Indenture dated as of June 15, 1987 between Registrant and The First National Bank of Chicago.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

Exhibit Number	Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission
4(d)	First Supplemental Indenture dated as of September 1, 1989 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated Sept. 28, 1989, Exhibit 4.3.

4(e)	Second Supplemental Indenture dated as of November 15, 1990 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated November 29, 1990.

4(f)	Third Supplemental Indenture dated as of August 20, 1996 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated August 20, 1996.

4(g)	Fifth Supplemental Indenture dated as of June 3, 1999 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated June 3, 1999, Exhibit 4.1.

4(h)	Eighth Supplemental Indenture dated as of August 8, 2001 between the Registrant and Bank One, National Association, formerly known as The First National Bank of Chicago.	Current Report on Form 8-K dated August 9, 2001, Exhibit 4.1.

4(i)	Ninth Supplemental Indenture dated as of October 30, 2001 between the Registrant and Bank One, National Association.	Current Report on Form 8-K dated October 31, 2001, Exhibit 4.1.

4(j)	Credit Agreement (3-Year) Dated as of May 3, 2001 among Registrant, the various banks and Bank of Montreal, Chicago Branch as Administrative Agent.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 4.1.

4(k)	First Amendment to Credit Agreement (3-Year) Dated as of May 2, 2002 among Registrant, the various banks and Bank of Montreal, Chicago Branch as Administrative Agent.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Exhibit 10.2.

Exhibit Number	Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission
4(l)	Credit Agreement (364-Day) Dated as of May 1, 2003 among Registrant, the various banks and Bank of Montreal, Chicago Branch as Administrative Agent.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, Exhibit 4.2.

10(a1)	Change of Control Agreements (1).	2001 Annual Report on Form 10-K

10(a2)	Change of Control Agreements (1).	2000 Annual Report on Form 10-K

10(b)	1989 Non-Employee Directors Stock Option Plan (1).	Exhibit A to Registrant’s Proxy Statement dated March 18, 1990.

10(c)	1992 Stock Option Plan for Executives and Key Employees (1).	Exhibit A to Registrant’s Proxy Statement dated March 16, 1992.

10(d)	Directors Deferred Compensation Plan (1).	Amendment No. 1 on Form 8 dated April 5, 1990 to 1989 Annual Report on Form 10-K.

10(e)	1996 Employee Stock Incentive Plan (1).	Exhibit A to Registrant’s Proxy Statement dated March 20, 1996.

Exhibit Number	Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission
10(f)	Maytag Deferred Compensation Plan, as amended and restated effective January 1, 1996.	1995 Annual Report on Form 10-K

10 (g)	Directors Retirement Plan (1).	Amendment No. 1 on Form 8 dated April 5, 1990 to 1989 Annual Report on Form 10-K.

10(h)	1998 Non-Employee Directors’ Stock Option Plan (1).	Exhibit A to Registrant’s Proxy Statement dated April 2, 1998.

10(i)	2000 Employee Stock Incentive Plan (1).	Exhibit A to Registrant’s Proxy Statement dated April 3, 2000.

10(j)	Maytag Deferred Compensation Plan (as adopted effective January 1, 2003) (As amended January 17, 2003)	2002 Annual Report on 10K, Exhibit 10(m).

10(k)	2002 Employee and Director Stock Incentive Plan (as amended August 8, 2002).	2002 Annual Report on 10K, Exhibit 10(n).

10(l)	Separation Agreement and Release (1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.1.

10(m)	Separation Agreement and Release (1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.2.

12	Computation of Ratio of Earnings to Fixed Charges		X

Exhibit Number	Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission
21	List of Subsidiaries of the Registrant.		X

23	Consent of Independent Auditors.		X

31.1	Certification by Ralph F. Hake, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.		X

31.2	Certification by George C. Moore, Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.		X

32.1	Certification by Ralph F. Hake, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification by George C. Moore, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X

Schedule II-Valuation And Qualifying Accounts

Maytag Corporation

Thousands of Dollars

COL. A	COL. B	COL. C			COL.D		COL.E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe		Deductions- Describe		Balance at End of Period
Year ended January 3, 2004
Allowance for doubtful accounts receivable					$12,174 (113	(1) )(2)

	$24,451	$3,362	$—		$12,061		$15,752

Deferred tax asset-valuation allowance					$1,055 3,635	(4) (5)

	$39,115	$3,746	$—		$4,690		$38,171

Year ended December 28, 2002
Allowance for doubtful accounts receivable					$10,223 (6	(1) )(2)

	$24,121	$14,104	$(3,557	)(3)	$10,217		$24,451

Deferred tax asset-valuation allowance
	$41,813	$—	$123	(5)	$2,821	(4)	$39,115

Year ended December 29, 2001
Allowance for doubtful accounts receivable					$2,520 12	(1) (2)

	$15,583	$6,079	$4,991	(3)	$2,532		$24,121

Deferred tax asset-valuation allowance
	$41,708	$265	$(160	)(4)	$—		$41,813

Footnotes:

(1)	Uncollectible accounts written off
(2)	Effect of foreign currency translation
(3)	Result of acquisition of Amana effective August 1, 2001 and finalization of purchase accounting in 2002
(4)	Capital loss carryforward was utilized during the year; thus valuation allowance for deferred tax asset was reversed
(5)	Netted against tax effect on charges included in “Accumulated other comprehensive income” on the Consolidated Balance Sheet