Form 10-Q
period 2004-04-03
MAYTAG CORP
filed 2004-04-22
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 3, 2004:

Common Stock, $1.25 par value – 78,924,550

MAYTAG CORPORATION

Quarterly Report on Form 10-Q

Quarter Ended April 3, 2004

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Maytag Corporation

Consolidated Statements of Income

In thousands, except per share data	Three Months Ended
	April 3 2004	March 29 2003
Net sales	$1,218,944	$1,136,006
Cost of sales	1,007,823	935,886

Gross profit	211,121	200,120
Selling, general and administrative expenses	139,494	122,543
Restructuring charges	7,995	9,387

Operating income	63,632	68,190
Interest expense	(12,891)	(13,779)
Other income (loss)	2,866	(1,990)

Income from continuing operations before income taxes	53,607	52,421
Income taxes	14,883	17,823

Income from continuing operations	38,724	34,598
Loss from discontinued operations	—	(118)

Net income	$38,724	$34,480

Basic earnings (loss) per common share:
Income from continuing operations	$0.49	$0.44
Discontinued operations	—	—
Net income	$0.49	$0.44

Diluted earnings (loss) per common share:
Income from continuing operations	$0.49	$0.44
Discontinued operations	—	—
Net income	$0.49	$0.44

Cash dividends paid per share	$0.18	$0.18

Maytag Corporation

Consolidated Balance Sheets

In thousands, except share data	April 3 2004	January 3 2004
Assets
Current assets
Cash and cash equivalents	$7,726	$6,756
Accounts receivable-net	669,879	596,832
Inventories	581,401	468,345
Deferred income taxes	62,205	63,185
Other current assets	80,329	94,030
Discontinued current assets	67,156	75,175

Total current assets	1,468,696	1,304,323

Noncurrent assets
Deferred income taxes	172,331	183,685
Prepaid pension cost	1,595	1,666
Intangible pension asset	66,615	66,615
Goodwill	269,013	269,013
Other intangibles	37,245	37,498
Other noncurrent assets	48,767	54,069
Discontinued noncurrent assets	60,994	60,336

Total noncurrent assets	656,560	672,882

Property, plant and equipment
Property, plant and equipment	2,648,084	2,628,985
Less accumulated depreciation	1,627,826	1,582,050

Total property, plant and equipment	1,020,258	1,046,935

Total assets	$3,145,514	$3,024,140

Maytag Corporation

Consolidated Balance Sheets - Continued

In thousands, except share data	April 3 2004	January 3 2004
Liabilities and Shareowners’ Equity
Current liabilities
Notes payable	$191,284	$71,491
Accounts payable	495,287	466,734
Compensation to employees	65,806	69,388
Accrued liabilities	247,504	245,935
Current portion of long-term debt	26,503	24,503
Discontinued current liability	98,300	105,739

Total current liabilities	1,124,684	983,790

Noncurrent liabilities
Long-term debt, less current portion	877,427	874,832
Postretirement benefit liability	540,383	538,105
Accrued pension cost	343,651	398,495
Other noncurrent liabilities	147,922	144,341
Discontinued noncurrent liability	18,766	18,766

Total noncurrent liabilities	1,928,149	1,974,539

Shareowners’ equity
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	431,187	432,696
Retained earnings	1,384,891	1,360,361
Cost of common stock in treasury (2004—38,286,575 shares; 2003—38,410,885 shares)	(1,450,995)	(1,455,706)
Employee stock plans	(806)	(817)
Accumulated other comprehensive income	(418,034)	(417,161)

Total shareowners’ equity	92,681	65,811

Total liabilities and shareowners’ equity	$3,145,514	$3,024,140

Maytag Corporation

Consolidated Statements of Cash Flows

	Three Months Ended
In thousands	April 3 2004	March 29 2003
Operating activities
Net income	$38,724	$34,480
Adjustments to reconcile net income to net cash (used in) provided by continuing operating activities:
Net loss from discontinued operations	—	118
Depreciation	41,207	40,024
Amortization	241	241
Deferred income taxes	12,334	9,491
Restructuring charges, net of cash paid	5,742	8,936
Accounts receivable	(73,940)	(36,754)
Inventories	(113,287)	(25,456)
Other current assets	13,565	56,913
Trade payables	28,400	(13,419)
Other current liabilities	471	2,227
Pension expense	15,934	16,596
Pension contributions	(70,672)	(858)
Postretirement benefit liability	2,278	6,671
Other	15,126	(10,915)

Net cash (used in) provided by continuing operating activities	$(83,877)	$88,295

Investing activities
Capital expenditures-continuing operations	$(21,729)	$(36,798)

Financing activities
Net proceeds of notes payable	$119,792	$119,373
Repayment of long-term debt	(3)	(155,456)
Stock repurchases	—	(1,021)
Stock options exercised	1,068	208
Dividends on common stock	(14,183)	(14,097)
Cash to discontinued operations	(78)	(43)

Financing activities-continuing operations	$106,596	$(51,036)

Effect of exchange rates on cash	(20)	1,641

Increase in cash and cash equivalents	970	2,102
Cash and cash equivalents at beginning of year	6,756	8,106

Cash and cash equivalents at end of year	$7,726	$10,208

MAYTAG CORPORATION

Notes to Consolidated Financial Statements

April 3, 2004

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. Operating results for the three-month period ended April 3, 2004 are not necessarily indicative of the results that are expected for the fiscal year ending January 1, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended January 3, 2004.

NOTE B – COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax are as follows:

	Three Months Ended
In thousands	April 3 2004	March 29 2003
Net income	$38,724	$34,480
Other comprehensive income (loss) items, net of income taxes
Unrealized losses on securities	(422)	(23)
Foreign currency translation	(452)	1,515

Total other comprehensive income (loss)	(874)	1,492

Comprehensive income	$37,850	$35,972

The components of accumulated other comprehensive loss, net of related tax are as follows:

In thousands	April 3 2004	January 3 2004
Minimum pension liability adjustment	$(416,538)	$(416,538)
Unrealized losses on securities	945	1,367
Foreign currency translation loss	(2,442)	(1,990)

Accumulated other comprehensive loss	$(418,035)	$(417,161)

NOTE C – INVENTORIES

Inventories consisted of the following:

In thousands	April 3 2004	January 3 2004
Raw materials	$78,116	$76,024
Work in process	51,459	51,422
Finished goods	526,870	415,767
Supplies	9,631	9,423

Total FIFO cost	666,076	552,636
Less excess of FIFO cost over LIFO	84,675	84,291

Inventories	$581,401	$468,345

NOTE D - EARNINGS (LOSS) PER SHARE

The following table sets forth the components for computing basic and diluted earnings (loss) per share:

	Three Months Ended
In thousands	April 3 2004	March 29 2003
Numerator for basic and diluted earnings per share-income from continuing operations	$38,724	$34,598

Numerator for basic and diluted loss per share- discontinued operations	$—	$(118)

Numerator for basic and diluted earnings per share- net income	$38,724	$34,480

Denominator for basic earnings per share - weighted-average shares	78,847	78,364
Effect of dilutive securities:
Stock option plans	378	208

Denominator for diluted earnings per share - adjusted weighted-average shares	79,225	78,572

NOTE E—CONTINGENCIES

Maytag has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation, taxes and other claims which are not considered to be significant in relation to Maytag’s consolidated financial position, results of operations or cash flows.

NOTE F – SEGMENT REPORTING

Effective with the first quarter of 2004, Maytag has changed its segment reporting from two segments to three in order to align its reporting with new initiatives and accountabilities within the company. The new reporting segments are Major Appliances, Housewares, and Commercial Products. The Major Appliances segment includes those business units that manufacture, sell and service major appliances such as laundry, dishwasher, cooking and refrigeration products. The Housewares segment is predominately comprised of floor care products manufactured and sold under the Hoover brand name but also includes sales of small appliances. The Commercial Products segment includes manufacture and sale of vending, commercial laundry, and commercial and luxury residential cooking products. Segment information in this report with respect to 2003 has been reclassified for comparative purposes.

Financial information for reportable segments consisted of the following:

	Three Months Ended
In thousands	April 3 2004	March 29 2003
Net sales
Major Appliances	$947,273	$830,868
Housewares	178,780	213,970
Commercial Products	92,891	91,168

Consolidated Total	$1,218,944	$1,136,006

Operating income
Major Appliances	$54,979	$45,137
Housewares	18,995	29,567
Commercial Products	3,903	5,250

Total for reportable segments	77,877	79,954
General Corporate & Other	(14,245)	(11,764)

Consolidated Total	$63,632	$68,190

The reconciliation of segment profit to consolidated income from continuing operations before income taxes consisted of the following:

	Three Months Ended
In thousands	April 3 2004	March 29 2003
Total operating income for reportable segments	$77,877	$79,954
General Corporate & Other	(14,245)	(11,764)
Interest expense	(12,891)	(13,779)
Other – net	2,866	(1,990)

Income from continuing operations before income taxes	$53,607	$52,421

Asset information for Maytag’s reportable segments consisted of the following:

	Three Months Ended
In thousands	April 3 2004	January 3 2004
Total Assets
Major Appliances	$1,761,342	1,629,347
Housewares	670,264	635,235
Commercial Products	171,578	148,657

Total for reportable segments	2,603,185	2,413,239
General Corporate & Other	414,180	475,390
Discontinued Operations	128,150	135,511

Consolidated Total	$3,145,514	$3,024,140

NOTE G – RESTRUCTURING CHARGES

Restructuring reserve activity for the quarter ended April 3, 2004 consisted of the following:

Description of reserve (in thousands)	Balance January 3, 2004	Charged to Earnings 2004	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Balance April 3, 2004
Severance and related expense	$15,326	$2,682	$—	$(1,791)	$—	$16,217
Moving of equipment	—	462	—	(462)	—	—
Accelerated depreciation	—	6,421	—	—	(6,421)	—
Reserve on asset held-for-sale	1,570	—	(1,570)	—	—	—

Total	$16,896	$9,565	$(1,570)	$(2,253)	$(6,421)	$16,217

In the fourth quarter of 2002, Maytag announced that it would close its refrigeration manufacturing facility in Galesburg, Illinois by the end of 2004. The Company recorded $48.4 million and $67.1 million in pre-tax restructuring charges in 2003 and 2002, respectively, including $48.4 million and $32.8 million for asset impairments, accelerated depreciation and severance and related costs. The remaining $34.3 million charge in 2002 involved pension and postretirement health care benefit curtailments that are reflected in Accrued pension cost and Postretirement benefit liability on the Consolidated Balance Sheets. The total pre-tax restructuring charges are anticipated to be in the range of $160 to $170 million all of which have been or will be recorded in the Major Appliances segment. The remaining charges are expected to be incurred in 2004. Pre-tax restructuring charges of $9.6 million were recorded in the first quarter 2004 and cash expenditures were $2.0 million. An estimated $45 million of the total restructuring charge is expected to be cash expenditures primarily involving severance and costs to move equipment. It is anticipated that the closure of the facility will result in a workforce reduction of approximately 1,600 positions by the end of 2004, with the majority of those positions held by hourly production workers. Approximately 600 positions have been eliminated through April 3, 2004.

In the first quarter of 2004, the Company sold a cooking appliance manufacturing facility in Indianapolis, Indiana. In 1996 the Company had ceased production, classified the net assets as held-for-sale and reduced the property’s carrying value to its estimated realizable value. The ultimate amount realized resulted in a $1.6 million reversal of the reserve recorded against those net assets. This reversal was netted against the pre-tax restructuring charges within the Major Appliances segment.

NOTE H – STOCK PLANS

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in this model have not changed from January 3, 2004.

	Three Months Ended
In thousands except per share data	April 3 2004	March 29 2003
Net income, as reported	$38,724	$34,480
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(783)	(1,449)

Pro forma net income	$37,941	$33,031

Basic earnings per share - as reported	$0.49	$0.44
Diluted earnings per share-as reported	$0.49	$0.44
Basic earnings per share - pro forma	$0.48	$0.42
Diluted earnings per share-pro forma	$0.48	$0.42

NOTE I – WARRANTY RESERVE

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

Changes in the basic limited warranty liability for the three months ended April 3, 2004 were as follows:

Warranty reserve (in thousands)	Three Months Ended April 3 2004
Balance at beginning of period	$103,227
Warranties accrued during the period	32,743
Settlements made during the period	(35,484)
Changes in liability for adjustments during the period, including expirations	3,275

Balance at end of period	$103,761

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

NOTE J– PROPOSED SALE OF RONGSHIDA-MAYTAG

During 2001, the Company committed to a plan to dispose of its interest in Rongshida-Maytag, a joint venture in China. Total charges of $45.6 million have been recorded to write down the Company’s interest in the net assets of Rongshida-Maytag to its estimated fair value less costs to dispose. No tax benefit was recorded on the $45.6 million capital loss as the recognition of a future tax benefit from this loss is uncertain. Due to the Company’s inability to finalize a definitive agreement with a prior prospective buyer, the Company recently initiated a new effort to dispose of its interest. Negotiations are proceeding with several interested potential buyers. Based on these discussions, the Company believes that Rongshida-Maytag’s net assets are recorded at fair value less costs to dispose as of April 3, 2004.

NOTE K– PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

The components of net periodic pension cost consisted of the following:

	Three Months Ended
In thousands	April 3 2004	March 29 2003
Components of net periodic pension cost:
Service cost	$7,381	$8,501
Interest cost	25,765	25,357
Expected return on plan assets	(28,601)	(25,299)
Amortization of transition assets	(6)	(3)
Amortization of prior service cost	3,043	3,286
Recognized actuarial loss	8,352	4,754

Net periodic pension cost	$15,934	$16,596

Net periodic pension cost decreased in the first quarter of 2004 due to higher expected returns on plan assets as a result of increased pension contributions in 2003 and lower service costs. This was partially offset by higher amortization of unrecognized actuarial losses resulting from the difference between expected and actual returns on plan assets and past changes in pension assumptions.

The Company made $70.7million in pension contributions in the first quarter of 2004. Although Maytag has no minimum ERISA funding requirements, pension contributions are planned at $90 million for 2004.

The components of net periodic postretirement cost consisted of the following:

	Three Months Ended
In thousands	April 3 2004	March 29 2003
Components of net periodic postretirement cost:
Service cost	$3,295	$5,034
Interest cost	11,507	11,635
Amortization of prior service benefit	(2,782)	(1,757)
Recognized actuarial loss	3,855	2,766

Net periodic postretirement cost	$15,875	$17,678

Net periodic postretirement cost decreased in 2004 due to lower service costs and an increase in amortization of prior service benefit as the result of the elimination of postretirement benefits for certain salaried employees in 2003 and Maytag’s adoption of FSP 106-b in conjunction with the change in Medicare prescription drug coverage (see “Impact of Recently Issued Accounting Standards” note below for further information).

NOTE L – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

ACCOUNTING FOR MEDICARE ACT

On December 8, 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D.

In the first quarter of 2004, a proposed Financial Accounting Standards Board (FASB) Staff Position (FSP 106-b) was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.”

The guidance in this FSP applies only to the sponsor of a single-employer defined benefit postretirement health plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer’s share of the costs of postretirement prescription drug coverage provided by the plan. The FSP is effective for the first interim or annual period beginning after June 15, 2004.

Maytag has determined that its plan is actuarially equivalent and has elected to adopt the provisions of the proposed FSP at April 3, 2004. Maytag has compared the Medicare Part D plan to its retiree prescription drug coverage using actuarial equivalencies and reflecting the retiree premiums and cost sharing provisions of the various plans. This analysis shows Maytag’s plans provide more valuable benefits to retirees than the Medicare Part D plan. If final guidance differs from the proposed FSP, 2004 expense may need to be revised.

For retirees with post-65 prescription drug benefits, Maytag estimates the net effect on post-65 per capita medical and prescription drug costs to be a reduction of approximately 11-14% due to the Medicare reimbursement. The changes are assumed to have no impact on future participation rates in Maytag’s post-65 prescription drug programs.

The Company has reduced its accumulated benefit obligation (ABO) for the subsidy related to benefits attributed to past service by $52.8 million. The effect of the subsidy on the measurement of net periodic postretirement cost for 2004 is expected to be $8.6 million which will be recognized evenly throughout the fiscal year. The effect will include higher amortization of prior service benefit of $4.3 million, lower service costs of $0.8 million, and lower interest costs on the ABO of $3.5 million. For further information on postretirement costs, see “Pension and Postretirement Medical Benefit Expenses” note above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

We design, manufacture and market residential and commercial products under the Maytag, Hoover, Jenn-Air, Amana, Dixie-Narco, Jade and other brand names. Our products are sold throughout North America and in international markets. Effective with the first quarter of 2004, we have changed our segment reporting from two segments to three in order to align our reporting with new initiatives and accountabilities in our organization. The three new segments are Major Appliances, Housewares, and Commercial Products. Our Major Appliance segment includes those business units that manufacture, sell and service major appliances such as laundry, dishwasher, cooking and refrigeration products. Our Housewares segment is predominately comprised of floor care products manufactured and sold under the Hoover brand but also includes sales of small appliances. Our Commercial Products segment includes the manufacture and sale of vending, commercial laundry, and commercial and luxury residential cooking products.

Our principal competition is from other appliance manufacturers including Whirlpool, General Electric and Electrolux although new competitors from Asia and Europe have recently entered the domestic market. Product quality, price and functionality are the important areas of competitive differentiation. Maytag has positioned itself as a premium player in the industry based on product quality and innovative features. In addition, our brands are some of the most recognizable and respected names in the industry.

First Quarter Overview

•	Strength in the major appliance industry, new product introductions, and the favorable effect of foreign currency exchange rates resulted in a 7.3% increase in revenues in the first quarter of 2004 as compared to the prior year. Sales increases in Major Appliances were offset by a significant year-over-year sales decline for floor care products in Housewares.

•	Our market share in the major appliance industry increased year-over-year in all product categories except refrigeration. However, our Hoover floor care products lost market share in the first quarter of 2004 versus the prior year.

•	Lower sales in the historically more profitable Housewares segment along with increased national advertising, promotional, steel, and fuel costs in the Major Appliances segment contributed to lower operating margins in the first quarter of 2004 as compared to the first quarter of 2003.

•	Total pension and postretirement expense was $2.5 million lower in the first quarter of 2004 versus the prior year as a result of higher expected returns from significant pension contributions, reduced retiree medical benefits resulting from a new collective bargaining agreement, and our election to record the benefits of Medicare legislation that will provide federal reimbursement for a portion of our retiree prescription drug costs.

•	The effective income tax rate of 27.8% for the first quarter of 2004 was lower than the rate of 34.0% in the prior year quarter due to the nontaxable status of the federal reimbursement for retiree drug costs and refund claims arising from amended tax returns filed for prior years.

•	Net income in the first quarter of 2004 increased to $38.7 million or $0.49 per share as compared to $34.5 million or $0.44 earnings per share in the prior year.

•	Restructuring charges of $8.0 million and $9.4 million were recorded in the first quarters of 2004 and 2003, respectively, primarily related to the planned closing of the Galesburg, Illinois refrigeration plant.

•	Excluding restructuring charges, our net income increased to $44.0 million or $0.56 per share compared to $40.7 million or $0.52 per share in the prior year.

•	An increase in working capital and a $70.7 million contribution to the pension plan resulted in a use of cash flow from continuing operations of $83.9 million in the first quarter of 2004.

•	Debt increased by $124.4 million from the end of 2003 primarily as a result of the increase in working capital and the first quarter pension contribution.

Results of Operations – First Quarter 2004 vs. First Quarter 2003

	Three Months Ended
	April 3 2004	March 29 2003
Net Sales (in thousands)	$1,218,944	$1,136,006

Gross profit as a percentage of sales	17.3%	17.6%
Operating Income (in thousands)
Reported	$63,632	$68,190
Included in operating income Restructuring charges	7,995	9,387

Excluding restructuring charges	$71,627	$77,577

Percent of Sales
Operating income	5.2%	6.0%
Excluding restructuring charges	5.9%	6.8%

Net Income (in thousands)
Reported	$38,724	$34,480
Included in net income (net of tax) Restructuring charges	5,317	6,195

Excluding restructuring charges	$44,041	$40,675

Diluted Earnings Per Share
Reported	$0.49	$0.44

Included in diluted earnings per share (net of tax) Restructuring charges	0.07	0.08

Excluding restructuring charges	$0.56	$0.52

Net sales in the first quarter of 2004 increased year-over-year by $82.9 million dollars or 7.3%. A 14.0% increase in Major Appliances’ revenues more than offset a 16.4% decline in sales in the Housewares segment. The Major Appliances’ sales increase resulted from industry strength, sales of new products, and favorable foreign currency exchange rates. The decline in Housewares’ sales was attributable to a substantial reduction in sales of floor care products. Based on a consumer shift to products at lower price points, floor care revenues began to significantly decline in the second quarter of 2003 and remain below historical levels in 2004.

Gross profit declined from 17.6% of sales in the first quarter of 2003 to 17.3% of sales in the first quarter of 2004. The significant year over year decline in sales in the historically more profitable Housewares segment had an adverse impact on consolidated gross profit margins. The gross profit margin impact from lower Housewares sales was partially offset by a slightly higher gross profit margin in Major Appliances that resulted from higher sales and production levels in relation to fixed costs and favorable foreign currency exchange rates. Higher steel and fuel costs also affected gross profit margins in the first quarter of 2004. We expect higher steel, fuel and resin costs to have an unfavorable impact on the remainder of 2004.

Pension and postretirement medical costs, recorded in both cost of goods sold and selling, general and administrative expenses, were $2.5 million lower in the first quarter of 2004 as compared to the prior year. The expected return on increased assets from significant contributions made to the plan had a favorable impact on pension expense. Reduced retiree medical benefits resulting from a new collective bargaining agreement for the North Canton, Ohio floor care plant had a favorable impact on postretirement medical expense. In addition, we elected to record the benefits of the federal reimbursement for retiree prescription drug costs related to the Medicare legislation enacted in December of 2003. The total reduction in postretirement medical expenses for this federal reimbursement is anticipated to be $8.6 million for the year, of which $2.1 million was recorded in the first quarter of 2004. These expense reductions more than offset the unfavorable impact of lower discount rates utilized in the calculation of liability and expense for both pension and postretirement medical benefits.

Selling, general and administrative expenses for the quarter increased to 11.4% of sales compared to 10.8% of sales for the prior year. The higher percentage is due in part to an increase in national advertising and promotional expenses to support new products in the Major Appliances segment. Higher professional fees in 2004 related to audit and tax services also impacted these expenses. As a result of lower gross profit margins and higher selling, general and administrative expenses, operating income declined to 5.2% of sales from 6.0% in the prior year.

Operating income included pre-tax restructuring charges of $8.0 million in the first quarter of 2004 and $9.4 million in the prior year, which amounts primarily related to the planned closing of the Galesburg, Illinois refrigeration plant. The total pre-tax restructuring charges for this plant closing are anticipated to be in the range of $160 to $170 million, of which $125.1 million have been recorded. We expect to generate approximately $35 million of cost savings on an annualized basis after the facility closes. Excluding these restructuring charges, operating income for the first quarter of 2004 was 5.9% as a percentage of sales versus 6.8% in the first quarter of 2003.

Interest expense for the first quarter of 2004 declined to $12.9 million compared to $13.8 million for the prior year based on lower interest rates and lower debt. Other income was $2.9 million in the first quarter of 2004 compared to a $1.9 million net expense in the prior year. The primary reason for the difference is a gain on hedges of foreign currency exchange rates in the current year quarter versus a loss in the prior year.

The first quarter of 2004 tax rate declined to 27.8% as compared to 34.0% in the prior year as a result of our decision to begin recording the nontaxable retiree prescription drug benefit in 2004 and refund claims arising from filing amended tax returns for prior years. The annual effective tax rate for 2004, assuming no further changes, is expected to be 32.5% compared to 33.8% in 2003. We continue to review foreign, federal, and state tax filings, which may impact the tax rate in future periods.

The results of discontinued operations had minimal impact on the comparison of results for the first quarter of 2004 versus the first quarter of 2003. We are still in the process of selling Rongshida-Maytag and discussions continue with interested potential buyers.

Favorable comparisons between years in other income and interest expense as well as the lower effective tax rate offset the lower operating income in the first quarter of 2004 versus the first quarter of 2003. As a result, net income for the first quarter of 2004 increased to $38.7 million from $34.5 million and earnings per share increased to $0.49 from $0.44 in the prior year. Excluding the restructuring charges recorded in both periods, earnings per share for the first quarter of 2004 were $0.56 as compared to $0.52 in the prior year.

Collective bargaining agreements covering two of our manufacturing sites in Major Appliances expire in the second and third quarters of 2004. If new agreements are not reached on a timely basis, any resulting work stoppage could have an adverse impact on our results of operations.

Non-GAAP Measurements

In addition to the reported GAAP results provided throughout this document, the company has provided non-GAAP measurements which present earnings on a basis excluding restructuring charges. The company has provided these non-GAAP measurements as a way to help investors better understand its earnings and enhance comparisons of the company’s earnings from period to period. Among other things, the company’s management uses the earnings results, excluding restructuring charges, to evaluate the performance of its businesses. There are inherent limitations in the use of earnings, excluding restructuring charges, because the company’s actual results do include the impact of these items. The non-GAAP measures are intended only as a supplement to the comparable GAAP measures and the company compensates for the limitations inherent in the use of non-GAAP measures by using GAAP measures in conjunction with the non-GAAP measures. As a result, investors should consider these non-GAAP measures in addition to, and not in substitution for, or as superior to, measures of financial performance prepared in accordance with GAAP.

Operating Results by Segment

Major Appliances:

	Three Months Ended
	April 3 2004	March 29 2003
Net Sales (in thousands)	$947,273	$830,868

Operating Income (in thousands)
Reported	$54,979	$45,137
Included in operating income Restructuring charges	7,995	9,387

Excluding restructuring charges	$62,974	$54,524

Percent of sales
Operating income	5.8%	5.4%
Excluding restructuring charges	6.6%	6.6%

Net sales in the first quarter of 2004 for Major Appliances increased year-over-year by $116.4 million or 14.0%. New product introductions in cooking and laundry in the second half of 2003 led to revenue increases in those categories in the first quarter of 2004 versus the prior year. In addition, revenues increased due to a strong appliance industry and favorable foreign currency exchange rates.

Operating income margins were 5.8% in the first quarter of 2004 compared to 5.4% in the prior year due to lower restructuring charges. Excluding restructuring charges, operating income margins were flat at 6.6%. Profit from higher revenues and favorable foreign currency exchange rates were offset by increased national advertising, promotional, steel and fuel costs in 2004.

Housewares:

	Three Months Ended
	April 3 2004	March 29 2003
Net Sales (in thousands)	$178,780	$213,970

Operating Income (in thousands)	$18,995	$29,567

Percent of sales	10.6%	13.8%

Net sales for the first quarter of 2004 for Housewares were down year-over-year by $35.2 million or 16.4% due to lower sales of floor care products. The first quarter of 2003 preceded the precipitous drop in floor care sales that occurred in the second quarter due to an industry shift towards products in lower price categories where Hoover did not have a strong presence. Year-over-year sales comparisons were also affected by some retailers who adjusted their inventories and delayed purchases. In addition, we lost some market share at the high end as we retool for new products that will begin to be introduced at the end of 2004. Year-over-year comparisons of net sales for the segment were helped by Housewares’ introduction of the new SkyboxTM home vender, a beverage vender designed for residential use.

Operating margins declined to 10.6% in the first quarter of 2004 from 13.8% in the prior year. Lower gross profit margins, as a result of significantly lower volumes, were the primary reason for the decline in operating income margins and operating income. Cost reductions, including the reduction of postretirement medical benefits due to a new collective bargaining agreement, did not fully offset the impact of the lower volumes. Salaried headcount reductions in the second quarter of 2003 and lower national advertising expenses resulted in lower selling, general and administrative expenses in the first quarter of 2004 as compared to the prior year.

Commercial Products:

	Three Months Ended
	April 3 2004	March 29 2003
Net Sales (in thousands)	$92,891	$91,168

Operating Income (in thousands)	$3,903	$5,250

Percent of sales	4.2%	5.8%

Net sales for Commercial Products increased $1.7 million or 1.9% in the first quarter of 2004 versus the prior year. The unfavorable trends in vending industry unit sales in 2003 continued in the first quarter of 2004. However, sales of higher priced glass front venders and refurbished venders more than offset a decline in unit volume for traditional venders. The commercial cooking business also increased revenues in the first quarter of 2004 versus the prior year.

Improved profitability from Dixie-Narco vending equipment was offset by operating losses in the commercial cooking business. These losses were due to higher stainless steel prices, increased product development costs, and production inefficiencies.

Liquidity and Capital Resources

	Three Months Ended
In thousands	April 3 2004	March 29 2003
Net cash (used in) provided by continuing operations	$(83,877)	$88,295
Net cash used in investing activities	(21,729)	(36,798)
Net cash (used in) provided by financing activities	106,596	(51,036)

Net Cash Used in or Provided by Continuing Operating Activities:

Net cash used in continuing operating activities in the first quarter of 2004 was $83.9 million compared to $88.3 million provided by continuing operating activities in the first quarter of 2003. The negative cash flow from operations is based on a significant growth in working capital in the first quarter of 2004 from the end of fiscal year 2003. In addition to the increase in working capital, we made a $70.7 million contribution to the pension plan in the first quarter of 2004 as compared to $0.9 million in the prior year. For the full year, our pension contributions are anticipated to be $90 million. The primary drivers of the working capital increase in the first quarter of 2004 were inventories that increased by $113.3 million and accounts receivable that increased by $73.9 million from year-end. The increase in inventories resulted substantially from planned increases for seasonality, new product introductions and contingency planning related to the negotiations of collective bargaining agreements. The increase was partially attributable to slower than anticipated sales for certain products. The increase in accounts receivable was driven by the higher sales at the end of the first quarter of 2004 as compared to the end of 2003. Although we experienced a significant increase in working capital from year-end, working capital was lower at the end of the first quarter of 2004 than at the end of the first quarter of 2003.

Certain accounts receivable are sold to an unconsolidated finance company in which we have a 50% ownership interest and share equally in profits and losses. The accounts receivable are sold without recourse, although we are required to repurchase repossessed inventory. No significant repurchases of inventory have ever been required nor are any anticipated. A total of $22.2 million of receivables and $5.6 million of debt were recorded on the balance sheet of the finance company at April 3, 2004. The investment in the finance company is accounted for using the equity method and a total investment of $1.4 million was recorded as an asset as of April 3, 2004.

Net Cash Used in Investing Activities:

Capital expenditures in the first quarter were $21.7 million compared to $36.8 million in the prior year. These capital expenditures represent investments for new product designs, cost reduction programs, replacement of equipment, and government mandated product requirements. For the full year of 2004, we expect capital expenditures to be $175 million compared to $199 million for the prior year.

Net Cash Used in or Provided by Financing Activities:

The primary source of cash that is utilized to fund investments is the cash generated from operations. Requirements in excess of the cash generated internally are funded by debt. Our debt obligations increased by $124.4 million from year-end as a result of the increase in working capital and the first quarter pension contribution. The increase in debt was primarily in commercial paper that is recorded as Notes Payable on the consolidated balance sheets. At April 3, 2004, the commercial paper outstanding was $191.3 million. Our debt obligations have declined by $18.1 million since the end of the first quarter of the prior year.

During the first quarter, we entered into a new three-year $400 million credit facility that expires March 5, 2007. The credit agreement includes financial covenants related to interest coverage and to the ratio of debt to earnings before interest, taxes, depreciation and amortization. A failure to meet these covenants or another event of default under the credit agreement would adversely impact our ability to borrow funds through the sale of commercial paper. However, we were in compliance with these covenants at the end of the first quarter and expect to be in compliance for the remainder of the year. If additional funds are required, we have an effective shelf registration statement on file with the Securities and Exchange Commission that provides the ability to issue public debt securities in an aggregate of $100 million.

Dividend payments on common stock were $14.2 million in the first quarter of 2004 as compared to $14.1 million in the prior year.

Shareholders’ Equity:

Shareholders’ equity remains at a low level due to a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994, to $1.5 billion at December 31, 2000. Shareholders’ equity has also been reduced by minimum pension liability adjustments of $416.5 million required by FASB Statement No. 87 due to the underfunded status of our pension plans that reduced equity in each of the last three fiscal years. The low level of equity is not expected to pose a risk to liquidity as cash flows are anticipated to be strong and there are no covenants in any of our debt instruments that include equity or debt-to-equity ratios.

Contingencies

Our company has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. The outcome of these matters is not expected to have a materially adverse effect on our consolidated financial position, results of operations, or cash flows.

In February 2003, a jury entered a verdict of $2.1 million in compensatory damages and $17.9 million in punitive damages against Amana Company, L.P., the entity from which Maytag purchased the Amana business in 2001. The case involved the termination of a commercial distributorship for Amana products prior to the acquisition of the Amana business. The punitive damage award was reduced to $10 million by the trial court after post-trial motions. The entire verdict is under appeal and the ultimate resolution of the case is not anticipated to have a materially adverse impact on our consolidated financial position, results of operations, or cash flows.

As of April 3, 2004, approximately $42.5 million in undrawn stand-by letters of credit were available which are primarily utilized to back workers compensation claims and environmental costs if we were to fail to fund these obligations.

Market Risks

Our company is exposed to foreign currency exchange risk related to its transactions, assets, and liabilities denominated in foreign currencies. Foreign currency forward and option contracts are entered into to manage certain foreign currency exchange exposures. We hedge a portion of our anticipated foreign currency denominated export sales transactions, which are predominately in Canadian dollars.

We are exposed to commodity price risk related to our purchase of selected commodities used in the manufacturing of our products. We have entered into commodity swap agreements to reduce the effect of changing raw material prices for selected commodities.

Interest rate risk for debt securities also pose a risk to our company. We utilize interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount.

There have been no material changes in the reported market risks since January 3, 2004. See further discussion of these market risks and related financial instruments in the Maytag Corporation annual report on Form 10-K for the year ended January 3, 2004.

Forward Looking Statements and Business Risks

This Management’s Discussion and Analysis contains statements that are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expect(s),” “intend(s),” “may impact,” “plan(s),” “should,” “believe(s),” “anticipate(s),” “on track,” or similar terms. We or our representatives may also make similar forward-looking statements from time to time orally or in writing. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	Business conditions in the industries in which Maytag competes, including changes in economic conditions in the geographic areas where its operations are located or where products are sold.

•	Timing, start-up and customer acceptance of newly designed products.

•	Unanticipated costs, market disruptions or delays in the transition of manufacturing operations from the refrigeration plan in Galesburg, Illinois to the new plant in Reynosa, Mexico.

•	Shortages of manufacturing capacity.

•	Competitive factors, such as price competition and new product introductions.

•	Significant loss of business or inability to collect accounts receivable from a major national retailer.

•	The cost and availability of raw materials and purchased components, including the impact of tariffs.

•	The timing and progress of activities initiated to achieve further cost reductions and savings.

•	Financial viability of customers, suppliers, contractors, or insurers.

•	Union labor relationships, including but not limited to negotiation of union contracts that expire in 2004 at the Newton, Iowa and Amana, Iowa facilities.

•	The impact of business acquisitions or dispositions.

•	Increasing pension and postretirement health care costs due to changes in interest rates or the market value of assets held in trust to pay these obligations.

•	Costs of complying with governmental regulations.

•	Product warranty claims.

•	The impact of foreign currency exchange rate fluctuations.

These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. Our company operates in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors nor can we assess the impact, if any, of such factors on our financial position or our results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. We disclaim any responsibility to update any forward-looking statement provided in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in “Market Risks” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the first quarter of 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic SEC filings for Maytag (including its consolidated subsidiaries).

There was no change in internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected or is reasonably likely to materially affect Maytag’s internal control over financial reporting.

Part II OTHER INFORMATION

MAYTAG CORPORATION

Exhibits and Reports on Form 8-K

Item 6. Exhibits and Reports on Form 8-K.

Exhibit	Description
4.1	Credit Agreement dated March 5, 2004

4.2	Aggregate Commitment Increase Agreement dated April 1, 2004

31.1	Certification by Ralph F. Hake, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934

31.2	Certification by George C. Moore, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Ralph F. Hake, Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by George C. Moore, Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	Reports on Form 8-K

Form 8-K dated January 28, 2004 furnishing earnings release for three months and twelve months ended January 3, 2004 under Item 12.

MAYTAG CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYTAG CORPORATION

Date: April 22, 2004	/s/ George C. Moore
George C. Moore
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)