Form 10-Q
period 2004-07-03
MAYTAG CORP
filed 2004-07-23
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 3, 2004:

Common Stock, $1.25 par value – 78,924,550

MAYTAG CORPORATION

Quarterly Report on Form 10-Q

Quarter Ended July 3, 2004

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Maytag Corporation

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In thousands, except per share data	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Net sales	$1,152,229	$1,162,893	$2,371,173	$2,298,899
Cost of sales	1,003,726	948,880	2,011,549	1,884,766

Gross profit	148,503	214,013	359,624	414,133
Selling, general and administrative expenses	125,989	134,677	265,483	257,220
Restructuring and related charges	27,852	27,928	35,847	37,315
Goodwill impairment-Commercial Products	9,600	—	9,600	—
Front-load washer litigation	18,500	—	18,500	—

Operating income (loss)	(33,438)	51,408	30,194	119,598
Interest expense	(13,215)	(14,279)	(26,106)	(28,058)
Adverse judgment on pre-acquisition distributor lawsuit	(10,505)	—	(10,505)	—
Other income (loss)	55	177	2,921	(1,813)

Income (loss) from continuing operations before income taxes	(57,103)	37,306	(3,496)	89,727
Income tax expense (benefit)	(16,019)	11,786	(1,136)	29,609

Income (loss) from continuing operations	(41,084)	25,520	(2,360)	60,118
Discontinued operations, net of tax:
Loss from discontinued operations	—	(286)	—	(404)

Net income (loss)	$(41,084)	$25,234	$(2,360)	$59,714

Basic earnings (loss) per common share:

Income (loss) from continuing operations	$(0.52)	$0.33	$(0.03)	$0.77
Discontinued operations	—	—	—	(0.01)
Net income (loss)	$(0.52)	$0.32	$(0.03)	$0.76

Diluted earnings (loss) per common share:

Income (loss) from continuing operations	$(0.52)	$0.32	$(0.03)	$0.76
Discontinued operations	—	—	—	(0.01)
Net income (loss)	$(0.52)	$0.32	$(0.03)	$0.76

Cash dividends paid per share	$0.18	$0.18	$0.36	$0.36

Maytag Corporation

Consolidated Balance Sheets

In thousands, except share data	July 3 2004	January 3 2004
Assets
Current assets
Cash and cash equivalents	$7,492	$6,756
Accounts receivable-net	636,929	596,832
Inventories	591,588	468,345
Deferred income taxes	61,335	63,185
Other current assets	89,329	94,030
Discontinued current assets	69,941	75,175

Total current assets	1,456,614	1,304,323

Noncurrent assets
Deferred income taxes	163,632	183,685
Prepaid pension cost	1,499	1,666
Intangible pension asset	66,615	66,615
Goodwill	259,413	269,013
Other intangibles	36,897	37,498
Other noncurrent assets	46,893	54,069
Discontinued noncurrent assets	61,069	60,336

Total noncurrent assets	636,018	672,882

Property, Plant and equipment
Property, Plant and equipment	2,638,398	2,628,985
Less accumulated depreciation	1,646,955	1,582,050

Total property, plant and equipment	991,443	1,046,935

Total assets	$3,084,075	$3,024,140

Maytag Corporation

Consolidated Balance Sheets - Continued

In thousands, except share data	July 3 2004	January 3 2004
Liabilities and Shareowners’ Equity
Current liabilities
Notes payable	$200,975	$71,491
Accounts payable	423,950	466,734
Compensation to employees	55,477	69,388
Accrued liabilities	279,030	245,935
Current portion of long-term debt	23,007	24,503
Discontinued current liability	100,962	105,739

Total current liabilities	1,083,401	983,790
Noncurrent liabilities
Long-term debt, less current portion	870,546	874,832
Postretirement benefit liability	541,380	538,105
Accrued pension cost	337,407	398,495
Other noncurrent liabilities	188,888	144,341
Discontinued noncurrent liability	18,766	18,766

Total noncurrent liabilities	1,956,987	1,974,539

Shareowners’ equity
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	429,000	432,696
Retained earnings	1,329,584	1,360,361
Cost of common stock in treasury (2004—38,112,916 shares; 2003—38,410,885 shares)	(1,444,413)	(1,455,706)
Employee stock plans	2,735	(817)
Accumulated other comprehensive income	(419,657)	(417,161)

Total shareowners’ equity	43,687	65,811

Total liabilities and shareowners’ equity	$3,084,075	$3,024,140

Maytag Corporation

Consolidated Statements of Cash Flows

	Six Months Ended
In thousands	July 3 2004	June 28 2003
Operating activities
Net income (loss)	$(2,360)	$59,714
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Net loss from discontinued operations	—	404
Depreciation	83,434	80,444
Amortization	632	562
Deferred income taxes	21,903	22,103
Restructuring and related charges, net of cash paid	29,032	29,801
Goodwill impairment-Commercial Products	9,600	—
Front-load washer litigation	18,500	—
Adverse judgment on pre-acquisition distributor lawsuit	10,505	—
Changes in working capital items exclusive of business acquisitions:
Accounts receivable	(42,258)	(70,447)
Inventories	(125,544)	(49,799)
Other current assets	3,691	71,229
Trade payables	(39,936)	(7,710)
Other current liabilities	17,372	1,234
Pension expense	31,866	33,300
Pension contributions	(92,744)	(66,757)
Postretirement benefit liability	3,275	13,035
Other noncurrent liabilities	15,542	(8,993)
Other	8,528	(2,669)

Net cash (used in) provided by continuing operating activities	$(48,962)	$105,451

Investing activities
Capital expenditures-continuing operations	$(48,872)	$(85,626)

Financing activities
Net proceeds of notes payable	$129,484	$20,228
Proceeds from issuance of long-term debt	—	200,000
Repayment of long-term debt	(4,020)	(212,989)
Stock repurchases	—	(1,021)
Stock options and employee stock	1,975	433
Dividends on common stock	(28,395)	(28,213)
Cash to discontinued operations	(276)	(874)

Financing activities-continuing operations	$98,768	$(22,436)

Effect of exchange rates on cash	(198)	86

Increase (decrease) in cash and cash equivalents	736	(2,525)
Cash and cash equivalents at beginning of year	6,756	8,106

Cash and cash equivalents at end of year	$7,492	$5,581

MAYTAG CORPORATION

Notes to Consolidated Financial Statements

July 3, 2004

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. Operating results for the six-month period ended July 3, 2004 are not necessarily indicative of the results that are expected for the fiscal year ending January 1, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended January 3, 2004.

NOTE B – COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax are as follows:

	Three Months Ended
In thousands	July 3 2004	June 28 2003
Net income (loss)	$(41,084)	$25,234
Other comprehensive income (loss) items, net of income taxes
Unrealized gains (losses) on securities	523	(187)
Less: Reclassification adjustment for gain included in net income (loss)	(735)	—
Foreign currency translation gain (loss)	(1,410)	4,072

Total other comprehensive income (loss)	(1,622)	3,885

Comprehensive income (loss)	$(42,706)	$29,119

	Six Months Ended
In thousands	July 3 2004	June 28 2003
Net income (loss)	$(2,360)	$59,714
Other comprehensive income (loss) items, net of income taxes
Unrealized gains (losses) on securities	101	(210)
Less: Reclassification adjustment for gain included in net income (loss)	(735)	—
Foreign currency translation gain (loss)	(1,862)	5,587

Total other comprehensive income (loss)	(2,496)	5,377

Comprehensive income (loss)	$(4,856)	$65,091

The components of accumulated other comprehensive loss, net of related tax are as follows:

In thousands	July 3 2004	January 3 2004
Minimum pension liability adjustment	$(416,538)	$(416,538)
Unrealized gains on securities	733	1,367
Foreign currency translation loss	(3,852)	(1,990)

Accumulated other comprehensive loss	$(419,657)	$(417,161)

NOTE C – INVENTORIES

Inventories consisted of the following:

In thousands	July 3 2004	January 3 2004
Raw materials	$77,535	$76,024
Work in process	55,837	51,422
Finished goods	533,508	415,767
Supplies	9,705	9,423

Total FIFO cost	676,585	552,636
Less excess of FIFO cost over LIFO	84,997	84,291

Inventories	$591,588	$468,345

NOTE D – EARNINGS (LOSS) PER SHARE

The following table sets forth the components for computing basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
In thousands	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Numerator for basic and diluted earnings (loss) per share - income (loss) from continuing operations	$(41,084)	$25,520	$(2,360)	$60,118

Numerator for basic and diluted loss per share- discontinued operations	$—	$(286)	$—	$(404)

Numerator for basic and diluted earnings (loss) per share - net income (loss)	$(41,084)	$25,234	$(2,360)	$59,714

Denominator for basic earnings (loss) per share - weighted-average shares	79,012	78,467	78,929	78,416
Effect of dilutive securities:
Stock option plans	—	155	—	181

Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	79,012	78,622	78,929	78,597

NOTE E—CONTINGENCIES

In 2003, a $12.1 million judgment (composed of $2.1 million compensatory and $10 million punitive damages) was entered against Amana Company, LP, the entity from which Maytag purchased the Amana business in 2001. The case involved the termination of a commercial distributorship prior to Maytag’s acquisition of the Amana business. In May 2004, the 8th Circuit Court of Appeals upheld the earlier judgment. As a result, Maytag has recorded a charge of $10.5 million in the second quarter, bringing its reserve to cover this matter to $12.8 million. The charge is disclosed as a separate line item on the Consolidated Statements of Income. Maytag is pursuing an appeal of this decision.

A charge of $18.5 million was recorded in the second quarter for the anticipated resolution of product related litigation. This litigation related primarily to early generation front-load washers. The charge was recorded in the Major Appliances segment on a separate line on the Consolidated Statements of Income.

Maytag has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation, taxes and other claims which are not considered to be significant in relation to Maytag’s consolidated financial position, results of operations or cash flows.

NOTE F – SEGMENT REPORTING

Maytag’s reporting segments are Major Appliances, Housewares, and Commercial Products. The Major Appliances segment includes those business units that manufacture, sell and service major appliances such as laundry, dishwasher, cooking and refrigeration products. The Housewares segment is predominately comprised of floor care products manufactured and sold under the Hoover brand name but also includes sales of small appliances. The Commercial Products segment includes manufacture and sale of vending, commercial laundry, and commercial and luxury residential cooking products. Segment information in this report with respect to 2003 has been reclassified for comparative purposes to reflect a first quarter 2004 reporting change.

In the second quarter of 2004, Maytag announced a major restructuring plan to consolidate the Hoover Floor Care, Maytag Appliances and Corporate Headquarters organizations. In light of this plan, Maytag is evaluating its segment reporting requirements for future filings.

Financial information for reportable segments consisted of the following:

	Three Months Ended		Six Months Ended
In thousands	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Net sales
Major Appliances	$906,165	$885,138	$1,853,438	$1,716,006
Housewares	143,964	166,511	322,744	380,481
Commercial Products	102,100	111,244	194,991	202,412

Consolidated Total	$1,152,229	$1,162,893	$2,371,173	$2,298,899

Operating income (loss)
Major Appliances	$(4,593)	$54,495	$50,386	$99,631
Housewares	(13,499)	(1,266)	5,496	28,302
Commercial Products	(5,947)	12,062	(2,044)	17,312

Total for reportable segments	(24,039)	65,291	53,838	145,245
General Corporate & Other	(9,399)	(13,883)	(23,644)	(25,647)

Consolidated Total	$(33,438)	$51,408	$30,194	$119,598

The reconciliation of segment profit (loss) to consolidated income (loss) from continuing operations before income taxes consisted of the following:

	Three Months Ended		Six Months Ended
In thousands	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Total operating income (loss) for reportable segments	$(24,039)	$65,291	$53,838	$145,245
General Corporate & Other	(9,399)	(13,883)	(23,644)	(25,647)
Interest expense	(13,215)	(14,279)	(26,106)	(28,058)
Adverse judgment on pre-acquisition distributor lawsuit	(10,505)	—	(10,505)	—
Other - net	55	177	2,921	(1,813)

Income (loss) from continuing operations before income tax	$(57,103)	$37,306	$(3,496)	$89,727

Asset information for Maytag’s reportable segments consisted of the following:

	For the Period Ended
In thousands	July 3 2004	January 3 2004
Total Assets
Major Appliances	$1,743,787	1,629,347
Housewares	646,546	635,235
Commercial Products	155,634	148,657

Total for reportable segments	2,545,967	2,413,239
General Corporate & Other	407,098	475,390
Discontinued Operations	131,010	135,511

Consolidated Total	$3,084,075	$3,024,140

NOTE G – RESTRUCTURING AND RELATED CHARGES

Restructuring and related charges reserve activity for the six months ended July 3, 2004 consisted of the following:

Description of reserve (in thousands)	Balance January 3, 2004	Charged to Earnings 2004	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Balance July 3, 2004
Severance and related expense	$15,326	$16,839	$—	$(5,892)	$—	$26,273
Moving of equipment	—	677	—	(677)	—	—
Accelerated depreciation	—	16,736	—	—	(16,736)	—
Asset impairment	—	1,285	—	—	(1,285)	—
Excess inventory	—	1,200	—	—	—	1,200
Purchase commitment	—	680	—	—	—	680
Reserve on asset held-for-sale	1,570	—	(1,570)	—	—	—

Total	$16,896	$37,417	$(1,570)	$(6,569)	$(18,021)	$28,153

In the fourth quarter of 2002, Maytag announced that it would close its refrigeration manufacturing facility in Galesburg, Illinois and that it planned to cease production there in the third quarter of 2004. In connection therewith, the Company recorded $48.4 million and $67.1 million in pre-tax restructuring and related charges in 2003 and 2002, respectively, including $48.4 million and $32.8 million for asset impairments, accelerated depreciation and severance and related costs. The remaining $34.3 million charge in 2002 involved pension and postretirement health care benefit curtailments that were charged to Accrued pension cost and Postretirement benefit liability on the Consolidated Balance Sheets. Pre-tax restructuring and related charges of $14.9 million and $24.4 million were recorded in the second quarter and first six months of 2004, respectively. Cash expenditures for the three and six months ended July 3, 2004 were $0.9 million and $2.6 million, respectively. It is anticipated that the closure of the facility will result in a workforce reduction of approximately 1,600 positions with the majority of it occurring by the end of the third quarter of 2004. Hourly production workers hold the majority of these positions. Approximately 600 positions have been eliminated through July 3, 2004.

In the first quarter of 2004, the Company sold a former cooking appliance manufacturing facility in Indianapolis, Indiana. In 1996 the Company had ceased production at the facility, classified the net assets as held-for-sale and reduced the property’s carrying value to its estimated realizable value. The ultimate amount realized resulted in a $1.6 million reversal of the reserve recorded against those net assets. This reversal was netted against the pre-tax restructuring and related charges within the Major Appliances segment.

In the second quarter of 2004, the Company announced a comprehensive restructuring plan to consolidate the Hoover Floor Care, Maytag Appliances, and Corporate Headquarters organizations. A total charge of $13 million was recorded in the second quarter in connection with this plan with the majority of the charge involving severance and related costs. Cash expenditures for salaried reductions in force were $4.0 million in the second quarter. It is anticipated that the restructuring plan will result in a workforce reduction of approximately 1,100 positions by the end of 2004. Approximately 400 positions have been eliminated through July 3, 2004. Of the $13 million, $8.6 million, $3.5 million and $0.9 million were recorded in the Major Appliances, Housewares and General Corporate segments, respectively.

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

	Three Months Ended		Six Months Ended
In thousands except per share data	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Net income (loss), as reported	$(41,084)	$25,234	$(2,360)	$59,714
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(868)	(1,431)	(1,651)	(2,880)

Pro forma net income (loss)	$(41,952)	$23,803	$(4,011)	$56,834

Basic earnings (loss) per share - as reported	$(0.52)	$0.32	$(0.03)	$0.76
Diluted earnings (loss) per share-as reported	$(0.52)	$0.32	$(0.03)	$0.76
Basic earnings (loss) per share - pro forma	$(0.53)	$0.30	$(0.05)	$0.72
Diluted earnings (loss) per share-pro forma	$(0.53)	$0.30	$(0.05)	$0.72

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

Changes in the basic limited warranty liability for the six months ended July 3, 2004 were as follows:

Warranty reserve (in thousands)	Six Months Ended July 3 2004
Balance at beginning of period	$103,227
Warranties accrued during the period	64,457
Settlements made during the period	(63,012)
Changes in liability for adjustments during the period, including expirations	6,721

Balance at end of period	$111,393

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

NOTE J – PROPOSED SALE OF RONGSHIDA-MAYTAG

During 2001, the Company committed to a plan to dispose of its interest in Rongshida-Maytag, a joint venture in China. Total charges of $45.6 million have been recorded to write down the Company’s interest in the net assets of Rongshida-Maytag to its estimated fair value less costs to dispose. No tax benefit was recorded on the $45.6 million capital loss as the recognition of a future tax benefit from this loss is uncertain. Due to the Company’s inability to finalize a definitive agreement with a prior prospective buyer, the Company reinitiated efforts to dispose of its interest. Negotiations are proceeding with an identified interested buyer. Based on these discussions, the Company believes that Rongshida-Maytag’s net assets are recorded at fair value less costs to dispose as of July 3, 2004.

NOTE K – PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

The components of net periodic pension cost consisted of the following:

	Three Months Ended		Six Months Ended
In thousands	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Components of net periodic pension cost:
Service cost	$7,380	$8,610	$14,761	$17,111
Interest cost	25,759	25,357	51,524	50,714
Expected return on plan assets	(28,595)	(25,298)	(57,196)	(50,597)
Amortization of transition assets	(7)	(4)	(12)	(7)
Amortization of prior service cost	3,042	3,286	6,085	6,573
Amortization of unrecognized actuarial loss	8,352	4,752	16,704	9,506

Net periodic pension cost	$15,931	$16,703	$31,866	$33,300

Net periodic pension cost decreased in 2004 due to higher expected returns on plan assets as a result of increased pension contributions in 2003 as well as lower service costs. Service costs were lower in 2004 due to reductions in the salaried workforce and plan benefit changes resulting from a revised collective bargaining agreement for the hourly production employees in the North Canton, Ohio manufacturing facility. This was partially offset by higher amortization of unrecognized actuarial losses. These actuarial losses resulted from the difference between expected and actual returns on plan assets. In addition, reductions in the discount rate assumptions in previous years also contributed to unrecognized actuarial losses.

The Company made $92.7 million in pension contributions in the first half of 2004, of which $90.2 million were voluntary contributions to the qualified pension plan. For the remainder of 2004, the Company does not expect to make additional contributions to the qualified pension plan, and contributions to nonqualified pension plans are not expected to be significant.

The components of net periodic postretirement medical cost consisted of the following:

	Three Months Ended		Six Months Ended
In thousands	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Components of net periodic postretirement cost:
Service cost	$3,295	$5,034	$6,590	$10,068
Interest cost	11,507	11,635	23,014	23,270
Amortization of prior service benefit	(2,782)	(1,757)	(5,564)	(3,514)
Amortization of unrecognized actuarial loss	3,855	2,766	7,710	5,532

Net periodic postretirement cost	$15,875	$17,678	$31,750	$35,356

Net periodic postretirement medical cost decreased in 2004 due to lower service costs and an increase in amortization of prior service benefit, both of which are the result of the elimination of postretirement benefits for certain salaried employees in 2003 and Maytag’s adoption of FSP 106-b in conjunction with the change in Medicare prescription drug coverage (see “Impact of Recently Issued Accounting Standards” note below for further information).

NOTE L – GOODWILL IMPAIRMENT

In the second quarter of 2004, Maytag recorded a $9.6 million charge for goodwill impairment related to the commercial cooking equipment business. Maytag’s policy for goodwill impairment testing is to calculate the fair value of reporting units on an annual basis in the fourth quarter. The fair value is calculated as the net present value of future cash flows that are determined from Maytag’s annual business planning process. However, the commercial cooking reporting unit experienced significant unanticipated operating losses in the first half of 2004. The magnitude of the losses was an indication of potential goodwill impairment and the Company performed a goodwill impairment test in the second quarter. As a result of this test, goodwill in the commercial cooking business was reduced from $14.1 million to $4.5 million. The charge is reported as a separate line item on the Consolidated Statements of Income and was recorded in the Commercial Products segment.

NOTE M – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

ACCOUNTING FOR MEDICARE ACT

On December 8, 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D.

In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”) was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP superseded FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.”

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

Maytag determined that its plan was actuarially equivalent and elected to adopt the provisions of FSP FAS 106-1 at April 3, 2004. Maytag compared the Medicare Part D plan to its retiree prescription drug coverage using actuarial equivalencies and reflecting the retiree premiums and cost sharing provisions of the various plans. This analysis showed Maytag’s plans provide more valuable benefits to retirees than the Medicare Part D plan. The final guidance of FSP FAS 106-2 did not differ materially from FSP FAS 106-1.

For retirees with post-65 prescription drug benefits, Maytag estimates the net effect on post-65 per capita medical and prescription drug costs to be a reduction of approximately 11-14% due to the Medicare reimbursement. The changes are assumed to have no impact on future participation rates in Maytag’s post-65 prescription drug programs.

The Company has reduced its accumulated benefit obligation (ABO) for the subsidy related to benefits attributed to past service by $52.8 million. The reduction will be recognized on the balance sheet through amortization. The effect of the subsidy on the measurement of net periodic postretirement cost for 2004 is expected to be $8.6 million and will be recognized evenly throughout the fiscal year. The effect will include lower amortization of actuarial losses of $4.3 million, lower service costs of $0.8 million, and lower interest costs on the ABO of $3.5 million. For further information on postretirement costs, see “Pension and Postretirement Medical Benefit Expenses” note above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

We design, manufacture and market residential and commercial products under the Maytag, Hoover, Jenn-Air, Amana, Dixie-Narco, Jade and other brand names. Our products are sold throughout North America and in international markets. The three reporting segments are Major Appliances, Housewares, and Commercial Products. Our Major Appliances segment includes those business units that manufacture, sell and service major appliances such as laundry, dishwasher, cooking and refrigeration products. Our Housewares segment is predominately comprised of floor care products manufactured and sold under the Hoover brand but also includes sales of small appliances. Our Commercial Products segment includes the manufacture and sale of vending, commercial laundry, and commercial and luxury residential cooking products.

In the second quarter, we announced a major restructuring to consolidate the Hoover Floor Care, Maytag Appliances and Corporate Headquarters organizations. In light of this plan, Maytag is evaluating its segment reporting requirements for future filings.

Our principal competition is from other appliance manufacturers including Whirlpool, General Electric and Electrolux although new competitors from Asia and Europe have recently entered the domestic market. Product quality, price and functionality are the important areas of competitive differentiation. Maytag has positioned itself as a premium and mid-priced player in the industry based on product quality and innovative features. In addition, our brands are some of the most recognizable and respected names in the industry.

Second Quarter Overview

•	Net sales decreased 0.9% in the second quarter of 2004 as compared to the prior year. A sales increase of 2.4% in Major Appliances was more than offset by a 13.5% decline in Housewares sales and an 8.2% decline in Commercial Products sales.

•	Although sales increased in Major Appliances, our market share declined. In Housewares, reductions in product placements at large retailers and increased competition in the higher priced categories resulted in a significant decline in the sales and market share of floor care products. The decline in Commercial Products sales was due to weakness in the vending equipment industry that more than offset market share gains.

•	A charge to increase a reserve for front-load washer litigation, increased material costs, lower absorption of factory overhead costs that included the effect of a work stoppageand a goodwill impairment charge were the primary factors that contributed to an operating loss of $33.4 million in the second quarter of 2004 as compared to operating income of $51.4 million in the prior year.

•	Pre-tax restructuring and related charges of $27.9 million were recorded in the second quarter that included $14.9 million for the planned closing of the Galesburg, Illinois, refrigeration plant and $13.0 million for the costs associated with a major restructuring to consolidate the Hoover Floor Care, Maytag Appliances, and Corporate Headquarters organizations. In the second quarter of the prior year, we recorded pre-tax restructuring and related charges of $11.5 million for the Galesburg plant closing and $16.4 million for a salaried workforce reduction.

•	Production was halted on June 10 at our Newton, Iowa, laundry manufacturing facility due to a work stoppage associated with the negotiation of a new collective bargaining agreement. Production resumed on July 6 as a new agreement was reached with the union.

•	The net loss for the second quarter of 2004 was $41.1 million or $0.52 per share as compared to net income of $25.2 million or $0.32 per share in the prior year. The results per share for the second quarters of 2004 and 2003 included the following items:

	Second Quarter
	2004	2003
Restructuring and related charges	$0.24	$0.24
Goodwill impairment – Commercial Products	$0.12
Front-load washer litigation	$0.16
Adverse judgment on pre-acquisition distributor lawsuit	$0.09

First Half and Cash Flow Overview

•	Net sales increased 3.1% in the first half of 2004 compared to the prior year. An 8.0% increase in Major Appliances sales was partially offset by a 15.2% decline in Housewares sales and a 3.7% decline in Commercial Products sales.

•	Operating income declined to $30.2 million or 1.3% of net sales in the first half of 2004 compared to $119.6 million or 5.2% of net sales in the prior year.

•	Operating results included restructuring and related charges of $35.8 million in the first half of 2004 compared to $37.3 million in the prior year.

•	The net loss for the first half was $2.4 million or $0.03 per share compared to net income of $59.7 million or $0.76 per share in the prior year. The results per share for the first half of 2004 and 2003 included the following items:

	First Half
	2004	2003
Restructuring and related charges	$0.31	$0.32
Goodwill impairment – Commercial Products	$0.12
Front-load washer litigation	$0.16
Adverse judgment on pre-acquisition distributor lawsuit	$0.09

•	The decline in income, a greater increase in inventory, and a $26.0 million increase in pension contributions resulted in a use of cash from continuing operations of $49.0 million in the first half of 2004 compared to cash flow provided by continuing operations of $105.5 million in the prior year.

•	Debt increased by $123.7 million from the end of 2003. All of this increase occurred in the first quarter, as total debt declined minimally from the end of the first quarter.

Results of Operations – Second Quarter 2004 vs. Second Quarter 2003

	Three Months Ended
In thousands, except per share data	July 3 2004	June 28 2003
Net sales	$1,152,229	$1,162,893
Gross profit as a percentage of sales	12.9%	18.4%
Operating income (loss)	$(33,438)	$51,408
Operating income (loss) as a percentage of sales	-2.9%	4.4%
Net income (loss)	$(41,084)	$25,234
Diluted earnings (loss) per share	$(0.52)	$0.32

Net sales in the second quarter of 2004 decreased by $10.7 million dollars or 0.9% compared to the prior year. A 2.4% increase in Major Appliances sales was more than offset by a 13.5% decline in Housewares sales and an 8.2% decline in Commercial Products sales. The Major Appliances’ sales increase resulted from industry strength and favorable foreign currency exchange rates. The decline in Housewares’ sales was due to a significant decline in sales of floor care products and lower average selling prices. Commercial sales declined due to weakness in the vending equipment industry.

Gross profit declined to 12.9% of sales in the second quarter of 2004 from 18.4% of sales in the second quarter of 2003 due to increased material costs, primarily related to steel price increases, and unabsorbed factory overhead costs as factories operated at lower production levels than in the prior year. Steel price increases were significantly greater than previously anticipated and will continue to have an adverse impact on gross margins beginning in July and for at least the remainder of 2004.

Operating results for the second quarter were also impacted by the following charges recorded in the quarter:

•	A charge of $13 million was recorded in connection with a plan we announced to consolidate the Hoover Floor Care, Maytag Appliances, and Corporate Headquarters organizations. The total restructuring charges related to this consolidation of selling and administrative functions are expected to be between $50 and $75 million, with approximately $45 to $55 million expected to be cash expenditures. We expect this plan to result in annual savings of approximately $150 million starting in 2005 with a portion of the savings to be realized in the fourth quarter of 2004.

•	Restructuring charges of $14.9 million were recorded for the planned closing of the Galesburg, Illinois, refrigeration plant that was announced in December 2002. The total restructuring charges for closing the Galesburg plant are anticipated to be $160 to $170 million, with approximately $50 million being cash expenditures. Charges of $138.4 million have been recorded to date, of which $11.0 million was in cash. Based on current projections, the annual savings from the closing of this facility are anticipated to be $30 million starting in the fourth quarter of 2004.

•	A $9.6 million charge was recorded for goodwill impairment related to the commercial cooking equipment business in the Commercial Products segment. Our policy for goodwill impairment testing is to calculate the fair value of reporting units on an annual basis in the fourth quarter unless there are earlier indications of impairment. The fair value is calculated as the net present value of future cash flows that are determined from our annual business planning process. However, the commercial cooking reporting unit experienced significant unanticipated operating losses in the first half of 2004. The magnitude of the losses was an indication of potential goodwill impairment, and we performed the goodwill impairment test in the second quarter. As a result of this test, goodwill in the commercial cooking business was reduced from $14.1 million to $4.5 million.

•	In the second quarter, an additional charge of $18.5 million was recorded for the anticipated resolution of product related litigation. This litigation is primarily related to early generation front-load washers. This charge was recorded in the Major Appliances segment.

Selling, general and administrative expenses for the quarter declined to 10.9% of sales compared to 11.6% of sales for the prior year. The reduction in these costs as a percentage of sales is primarily related to the 2004 impact of cost reduction activities in 2003 and lower incentive compensation expense. As a result of lower gross profit margins, goodwill impairment, and the increased contingent liability for the front-load washer litigation, we incurred an operating loss of $33.4 million in the second quarter of 2004 compared to operating income of $51.4 million in the prior year.

As indicated in earlier filings, a $12.1 million judgment (composed of $2.1 million compensatory and $10 million punitive damages) was entered in 2003 against Amana Company, LP, the entity from which Maytag purchased the Amana business in 2001. The case involved the termination of a commercial distributorship prior to Maytag’s acquisition of the Amana business. In May 2004, the 8th Circuit Court of Appeals upheld the earlier judgment. As a result, we have recorded a charge of $10.5 million in the second quarter, bringing the reserve to cover this matter to $12.8 million. We are pursuing an appeal of this decision.

Interest expense in the second quarter of 2004 declined to $13.2 million compared to $14.3 million in the prior year as a result of lower interest rates. The 2004 second quarter tax rate benefit is 28.1% on the second quarter loss due to no tax benefit being recorded on the goodwill impairment charge as compared to the tax rate of 31.6% in the second quarter of the prior year. The annual effective tax rate for 2004 is expected to be 32.5% compared to 33.8% in 2003. Primarily as a result of the operating loss and the charge for the judgment on the pre-acquisition distributor lawsuit, we had a net loss of $41.1 million or $0.52 per share in the second quarter of 2004 as compared to net income of $25.2 million or $0.32 per share in the prior year.

Maytag’s labor agreement covering hourly production employees in the Newton, Iowa Laundry Products operation expired on June 1, resulting in a work stoppage on June 10. Subsequent negotiations resulted in the ratification of a four-year labor agreement with production resuming on July 6. The direct costs of the strike in the second quarter, primarily for factory overhead costs and a ratification bonus, were $5.5 million or $0.05 per share. As a result of the new contract, Maytag’s annual expenses for pension and postretirement medical are expected to be reduced by $13 million in addition to providing other operational and benefit cost reductions. Half of the annual savings should be realized in the second half of 2004.

Negotiations will begin in the third quarter on a new labor agreement for hourly production employees at Maytag’s Amana Refrigeration Products operation. The current contract expires on September 25, 2004. If a new agreement is not reached on a timely basis, any resulting work stoppage could have an adverse impact on results of operations.

Operating Results by Segment for the Second Quarter

Major Appliances:

	Three Months Ended
In thousands	July 3 2004	June 28 2003
Net sales	$906,165	$885,138
Operating income (loss)	$(4,593)	$54,495
Percent of sales	-0.5%	6.2%

Net sales of Major Appliances in the second quarter of 2004 increased year-over-year by $21.0 million or 2.4%. Revenues increased due to strong appliance industry sales, growth from service initiatives and favorable foreign currency exchange rates. Although sales increased in this segment, market share declined.

Major Appliances recorded an operating loss of $4.6 million in the second quarter of 2004 compared to operating income of $54.5 million in the prior year. The charge for the front-load washer litigation, increased material costs primarily resulting from steel price increases, unabsorbed factory overhead costs as factories operated at lower production levels than in the prior year, and higher restructuring charges more than offset the favorable effect of the increased volume. Operating results included restructuring and related charges of $23.5 million in the second quarter of 2004 as compared to $17.1 million in the prior year.

Housewares:

	Three Months Ended
In thousands	July 3 2004	June 28 2003
Net sales	$143,964	$166,511
Operating income (loss)	$(13,499)	$(1,266)
Percent of sales	-9.4%	-0.8%

Net sales of Housewares for the second quarter of 2004 were down year-over-year by $22.5 million or 13.5% due to reduced sales of floor care products. Sales of the new Skybox™ home vender, introduced in the first quarter of 2004, partially offset lower floor care sales. Floor care sales were adversely impacted by reductions in product placements at large retailers in the lower priced categories. In addition, we lost market share in the higher priced categories due to increased competition.

Housewares had an operating loss of $13.5 million in the second quarter of 2004 as compared to an operating loss of $1.3 million in the prior year. The adverse impact of lower floor care revenues was partially offset by lower restructuring and related charges and the impact of cost reduction activities. Restructuring and related costs were $3.4 million in the second quarter of 2004 as compared to $9.5 million in the prior year. Cost reductions, including the reduction of postretirement medical benefits due to a collective bargaining agreement implemented in the fourth quarter of 2003, partially offset the impact of the lower revenues.

Commercial Products:

	Three Months Ended
In thousands	July 3 2004	June 28 2003
Net sales	$102,100	$111,244
Operating income (loss)	$(5,947)	$12,062
Percent of sales	-5.8%	10.8%

Net sales of Commercial Products declined by $9.1 million or 8.2% in the second quarter of 2004 compared to the prior year. Unfavorable trends in vending industry unit sales in 2003 have continued in 2004. Based on internal estimates, our market share for sales of vending units increased, but this increase did not offset the effect of the industry unit volume decline. Increased sales of higher priced glass front venders and refurbished venders did not offset the decline in unit volume for traditional venders. Commercial laundry sales increased in the second quarter of 2004 compared to the prior year but only partially offset the decline in vending sales.

Commercial Products incurred a $5.9 million operating loss in the second quarter of 2004 compared to operating income of $12.1 million in the prior year. The primary reason for the operating loss was a goodwill impairment charge of $9.6 million recorded for the commercial cooking business unit. The magnitude of the operating losses in commercial cooking resulted in the need to perform a test for goodwill impairment. Operating losses in commercial cooking and the impact of lower volume in vending also contributed to the unfavorable year-over-year comparisons of operating results.

Results of Operations – First Six Months of 2004 vs. First Six Months of 2003

	Six Months Ended
In thousands, except per share data	July 3 2004	June 28 2003
Net sales	$2,371,173	$2,298,899
Gross profit as a percentage of sales	15.2%	18.0%
Operating income	$30,194	$119,598
Operating income as a percentage of sales	1.3%	5.2%
Net income (loss)	$(2,360)	$59,714
Diluted earnings (loss) per share	$(0.03)	$0.76

Net sales increased 3.1% in the first six months of 2004 compared to the prior year. An 8.0% increase in sales of Major Appliances was partially offset by a 15.2% decline in sales of Housewares and a 3.7% decline in sales of Commercial Products. The increase in sales of Major Appliances is primarily attributable to strong appliance industry sales in the first half of 2004 and favorable foreign currency exchange rates. The decline in sales of Housewares is related to lower market share in floor care products. Commercial Products sales comparisons were adversely impacted by lower vending equipment industry shipments in 2004.

Operating income declined to $30.2 million or 1.3% of net sales in the first six months of 2004 compared to $119.6 million or 5.2% of net sales in the first six months of 2003. The operating loss for the second quarter of 2004 was the primary reason for the unfavorable comparison. The first half of 2004 has been adversely affected by lower gross margins, restructuring and related charges, goodwill impairment, and the charge for early generation front-load washer litigation. Gross margin declined to 15.2% in the first six months of 2004 compared to 18.0% in the prior year primarily due to higher material costs. We recorded pre-tax restructuring and related charges of $35.8 million in the first six months of 2004 as compared to $37.3 million in the prior year. These charges resulted from the planned closing of the Galesburg, Illinois, refrigeration plant and severance costs related to salaried workforce reductions.

In the first quarter of 2004, we elected to record the benefits of the federal reimbursement for retiree prescription drug costs related to Medicare legislation enacted in December 2003. The total reduction in postretirement medical expenses for this federal reimbursement is anticipated to be $8.6 million for the year, of which $4.2 million was recorded in the first six months of 2004. Postretirement medical expense for the first six months has also been reduced as the result of a collective bargaining agreement implemented in the fourth quarter of 2003 for the North Canton, Ohio, floor care production facility that provides for the elimination of postretirement medical benefits on a transitional basis.

Interest expense for the first six months of 2004 was $26.1 million compared to $28.1 million in the prior year due to lower interest rates.

The effective tax rate was 32.5% for the first six months of 2004 compared to 33.0% in the prior year. The lower effective tax rate in 2004 is primarily based on lower income and the effect of income tax refunds filed in the first quarter of 2004 that related to prior years and the nontaxable status of the federal reimbursement for retiree drug costs. These favorable effects to the tax rate were partially offset by not recording a tax benefit on the goodwill impairment charge recorded in the second quarter.

The net loss for the first six months of 2004 was $2.4 million or $0.03 per share compared to $59.7 million or $0.76 per share in the first six months of 2003. Lower operating income and the charge recorded for the pre-acquisition distributor lawsuit were the primary reasons for the net loss in 2004.

Liquidity and Capital Resources

	Six Months Ended
In thousands	July 3 2004	June 28 2003
Net cash (used in) provided by continuing operations	$(48,962)	$105,451
Net cash used in investing activities	(48,872)	(85,626)
Net cash (used in) provided by financing activities	98,768	(22,436)

Net cash used in or provided by continuing operating activities:

Net cash used in continuing operating activities in the first half of 2004 was $49.0 million compared to $105.5 million provided by continuing operating activities in the first half of 2003. The negative cash flow from operations is based on a significant growth in working capital in the first six months of 2004 from the end of fiscal year 2003. The primary driver of the working capital increase was a $126 million increase in inventory from year-end. Inventories increased $113 million during the first quarter and increased an additional $13 million in the second quarter. The increase in inventories resulted from planned increases for seasonality, new product introductions, and slower than anticipated sales of certain products. In addition, we made $92.7 million in pension contributions in the first six months of 2004, of which $90.2 million were voluntary contributions to the qualified pension plan. In the prior year, pension contributions in the first six months were $66.8 million, of which $65.0 million were voluntary contributions to the qualified pension plan. For the remainder of 2004, we currently do not expect to make additional contributions to the qualified pension plan and contributions to the nonqualified pension plans are not expected to be significant.

Certain accounts receivable are sold to an unconsolidated finance company in which we have a 50% ownership interest and share equally in profits and losses. The accounts receivable are sold without recourse, although we are required to repurchase repossessed inventory. No significant repurchases of inventory have ever been required nor are any anticipated. A total of $22.7 million of receivables and $8.2 million of debt were recorded on the balance sheet of the finance company at July 3, 2004. The investment in the finance company is accounted for using the equity method and a total investment of $1.6 million was recorded as an asset as of July 3, 2004.

Net cash used in investing activities:

Capital expenditures in the first six months of 2004 were $48.9 million compared to $85.6 million in the prior year. These capital expenditures represent investments for new product designs, cost reduction programs, replacement of equipment, and government mandated product requirements. For the full year of 2004, we expect capital expenditures to be $150 million compared to $199 million for the prior year.

Net cash used in or provided by financing activities:

The primary source of cash that is utilized to fund investments is the cash generated from operations. Requirements in excess of the cash generated internally are funded by debt. Our debt obligations increased by $123.7 million from year-end as a result of factors mentioned above. The increase in debt was primarily in commercial paper that is recorded as Notes Payable on the Consolidated Balance Sheets. At July 3, 2004, the commercial paper outstanding was $201.0 million. Our debt obligations have declined by $0.7 million since the end of the first quarter of 2004.

During the first quarter of 2004, we entered into a new three-year $400 million credit facility that expires March 5, 2007. The credit agreement includes financial covenants related to interest coverage and to the ratio of debt to earnings before interest, taxes, depreciation and amortization. A failure to meet these covenants or another event of default under the credit agreement would adversely impact our ability to borrow funds through the sale of commercial paper. During the second quarter, we obtained an amendment to the credit agreement that provided us with additional flexibility for compliance with debt covenants. We were in compliance with these covenants at the end of the second quarter. If additional funds are required, we have an effective shelf registration statement on file with the Securities and Exchange Commission that provides the ability to issue public debt securities in an aggregate of $100 million.

Dividend payments on common stock were $28.4 million in the first six months of 2004 as compared to $28.2 million in the prior year.

Shareholders’ equity:

Shareholders’ equity remains at a low level due to a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994, to $1.5 billion at December 31, 2000. Shareholders’ equity has also been reduced by minimum pension liability adjustments of $416.5 million required by FASB Statement No. 87 due to the underfunded status of our pension plans that reduced equity in each of the last three fiscal years. The low level of equity is not expected to pose a risk to liquidity as cash flows are anticipated to be sufficient and there are no covenants in any of our debt instruments that include equity or debt-to-equity ratios.

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

As of July 3, 2004, approximately $48.1 million in undrawn stand-by letters of credit were available which are primarily utilized to back workers compensation claims, environmental costs, legal payments and extended service plans if we were to fail to fund these obligations.

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

We are exposed to commodity price risk related to our purchase of selected commodities used in the manufacturing of our products. We have entered into commodity swap agreements to reduce the effect of changing raw material prices for selected commodities. Our largest exposure is for steel prices, which are increasing in July after significant increases earlier this year. Our commodity swap agreements do not provide any hedge for the increase in steel prices.

Interest rate risk for debt securities also pose a risk to our company. We utilize interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount.

With the exception of increased material costs, there have been no material changes in the reported market risks since January 3, 2004. See further discussion of these market risks and related financial instruments in the Maytag Corporation annual report on Form 10-K for the year ended January 3, 2004.

Forward Looking Statements and Business Risks

This Management’s Discussion and Analysis contains statements that are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expect(s),” “intend(s),” “may impact,” “plan(s),” “should,” “believe(s),” “anticipate(s),” “on track,” or similar terms. We or our representatives may also make similar forward-looking statements from time to time orally or in writing. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	Business conditions in the industries in which Maytag competes, including changes in economic conditions in the geographic areas where its operations are located or where products are sold.

•	Timing, start-up and customer acceptance of newly designed products.

•	Unanticipated costs, market disruptions or delays in the transition of manufacturing operations from the refrigeration plant in Galesburg, Illinois to the new plant in Reynosa, Mexico.

•	Shortages of manufacturing capacity.

•	Competitive factors, such as price competition and new product introductions.

•	Significant loss of business or inability to collect accounts receivable from a major national retailer.

•	The cost and availability of raw materials and purchased components, including the impact of tariffs.

•	The timing and progress of activities initiated to achieve further cost reductions and savings.

•	Financial viability of customers, suppliers, contractors, or insurers.

•	Union labor relationships, including negotiation of a union contract that will expire at the Amana, Iowa facilities.

•	The impact of business acquisitions or dispositions.

•	Increasing pension and postretirement health care costs due to changes in interest rates or the market value of assets held in trust to pay these obligations.

•	Costs of complying with governmental regulations.

•	Litigation.

•	Product warranty claims.

•	Energy supply, pricing, or supplier disruptions.

•	The impact of foreign currency exchange rate fluctuations.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the second quarter of 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic SEC filings for Maytag (including its consolidated subsidiaries).

There was no change in internal control over financial reporting that occurred during the second quarter of 2004 that has materially affected or is reasonably likely to materially affect Maytag’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Meeting of Stockholders on May 13, 2004.

(b) The following matters were voted upon at the Annual Meeting of Stockholders:

1. The election of the nominees for the Board of Directors who will serve for a term to expire at the 2007 Annual Meeting of Stockholders was voted on by the stockholders. The nominees, all of whom were elected, were Wayland R. Hicks, James A. McCaslin, W. Ann Reynolds and Fred G. Steingraber. The Inspector of Election certified the following vote tabulations:

	FOR	WITHHELD	NON-VOTES
Wayland R. Hicks	54,419,755	15,900,866	0
James A. McCaslin	67,148,559	3,172,062	0
W. Ann Reynolds	54,058,907	16,261,714	0
Fred G. Steingraber	54,780,847	15,539,774	0

2. A proposal to ratify the selection of Ernst & Young LLP as independent auditors to audit the consolidated financial statements to be included in the Annual Report to Stockholders for 2004 was approved by the stockholders. The Inspector of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTES
67,779,330	2,041,545	499,746	0

The proposal passed by 96% of the voted shares.

3. A company proposal for approval of an amended and restated Maytag Employee Discount Stock Purchase Plan. The Inspector of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTES
51,181,184	3,199,726	630,275	15,309,436

The proposal passed by 93% of the voted shares.

4. A company proposal to repeal Article Eleventh of Maytag’s Restated Certificate of Incorporation. The Inspector of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTES
52,349,149	1,881,712	808,748	15,281,012

The proposal received the affirmation vote of 66% of the outstanding shares “For”, short of the 80% outstanding share requirement in the Restated Certificate of Incorporation for repeal.

5. A stockholder proposal concerning the classification of the Board of Directors. The Inspector of Election certified the following tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTES
36,375,541	17,797,290	874,983	15,272,807

The proposal passed by 66% of the voted shares.

6. A stockholder proposal concerning shareholder adoption of a “poison pill” provisions. The Inspector of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTES
35,482,227	18,571,831	1,001,320	15,265,243

The proposal passed by 64% of the voted shares.

MAYTAG CORPORATION

Exhibits and Reports on Form 8-K

Item 6. Exhibits and Reports on Form 8-K.

Exhibit	Description
4(a)	First Amendment to Credit Agreement dated as of June 25, 2004

31.1	Certification by Ralph F. Hake, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934

31.2	Certification by George C. Moore, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Ralph F. Hake, Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by George C. Moore, Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	Reports on Form 8-K

Form 8-K dated April 21, 2004 disclosing information for changes in segments under Item 5.

Form 8-K dated April 22, 2004 furnishing earnings release for three months ended April 3, 2004 under Item 12.

Form 8-K dated June 4, 2004 announcing a comprehensive business restructuring and reduction of 2004 earnings expectations under Item 5.

MAYTAG CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYTAG CORPORATION

Date: July 23, 2004	/s/ George C. Moore
George C. Moore
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)