Form 10-Q
period 2004-10-02
MAYTAG CORP
filed 2004-10-21
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 2, 2004:

Common Stock, $1.25 par value – 79,219,846

MAYTAG CORPORATION

Quarterly Report on Form 10-Q

Quarter Ended October 2, 2004

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements

Maytag Corporation

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In thousands, except per share data	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Net sales	$1,186,018	$1,221,267	$3,557,190	$3,520,166
Cost of sales	1,028,130	1,000,269	3,039,678	2,885,035

Gross profit	157,888	220,998	517,512	635,131
Selling, general and administrative expenses	122,400	146,492	387,883	403,712
Restructuring and related charges	19,062	13,143	54,909	50,458
Goodwill impairment-Commercial Products	—	—	9,600	—
Front-load washer litigation	—	—	18,500	—

Operating income	16,426	61,363	46,620	180,961
Interest expense	(14,736)	(12,728)	(40,843)	(40,786)
Adverse judgment on pre-acquisition distributor lawsuit	—	—	(10,505)	—
Other income	4,326	4,078	7,248	2,265

Income from continuing operations before income taxes	6,016	52,713	2,520	142,440
Income tax expense (benefit)	(1,119)	17,395	(2,255)	47,005

Income from continuing operations	7,135	35,318	4,775	95,435
Income from discontinued operations, net of tax	339	1,247	339	844

Net income	$7,474	$36,565	$5,114	$96,279

Basic earnings per common share:

Income from continuing operations	$0.09	$0.45	$0.06	$1.22
Discontinued operations	0.00	0.02	0.00	0.01
Net income	$0.09	$0.47	$0.06	$1.23

Diluted earnings per common share:

Income from continuing operations	$0.09	$0.45	$0.06	$1.21
Discontinued operations	0.00	0.02	0.00	0.01
Net income	$0.09	$0.46	$0.06	$1.22

Cash dividends paid per share	$0.18	$0.18	$0.54	$0.54

Maytag Corporation

Consolidated Balance Sheets

In thousands, except share data	October 2 2004	January 3 2004
Assets

Current assets
Cash and cash equivalents	$57,758	$6,756
Accounts receivable-net	670,079	596,832
Inventories	572,612	468,345
Deferred income taxes	48,943	63,185
Other current assets	57,114	94,030
Discontinued current assets	—	75,175

Total current assets	1,406,506	1,304,323

Noncurrent assets
Deferred income taxes	168,204	183,685
Prepaid pension cost	1,617	1,666
Intangible pension asset	66,615	66,615
Goodwill	259,413	269,013
Other intangibles	36,482	37,498
Other noncurrent assets	51,424	54,069
Discontinued noncurrent assets	—	60,336

Total noncurrent assets	583,755	672,882

Property, plant and equipment
Property, plant and equipment	2,557,056	2,628,985
Less accumulated depreciation	1,607,296	1,582,050

Total property, plant and equipment	949,760	1,046,935

Total assets	$2,940,021	$3,024,140

Maytag Corporation

Consolidated Balance Sheets - Continued

In thousands, except share data	October 2 2004	January 3 2004
Liabilities and Shareowners’ Equity
Current liabilities
Notes payable	$—	$71,491
Accounts payable	471,812	466,734
Compensation to employees	55,469	69,388
Accrued liabilities	318,889	245,935
Current portion of long-term debt	23,007	24,503
Discontinued current liability	—	105,739

Total current liabilities	869,177	983,790
Noncurrent liabilities
Long-term debt, less current portion	973,278	874,832
Postretirement benefit liability	535,343	538,105
Accrued pension cost	351,874	398,495
Other noncurrent liabilities	170,407	144,341
Discontinued noncurrent liability	—	18,766

Total noncurrent liabilities	2,030,902	1,974,539

Shareowners’ equity
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	426,966	432,696
Retained earnings	1,322,819	1,360,361
Cost of common stock in treasury (2004—38,002,731 shares; 2003—38,410,885 shares)	(1,440,237)	(1,455,706)
Employee stock plans	2,746	(817)
Accumulated other comprehensive loss	(418,790)	(417,161)

Total shareowners’ equity	39,942	65,811

Total liabilities and shareowners’ equity	$2,940,021	$3,024,140

Maytag Corporation

Consolidated Statements of Cash Flows

	Nine Months Ended
In thousands	October 2 2004	September 27 2003
Operating activities
Net income	$5,114	$96,279
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net income from discontinued operations	(339)	(844)
Depreciation	127,014	121,342
Amortization	1,022	843
Deferred income taxes	29,723	39,850
Gain on sale of property	(9,711)	—
Restructuring and related charges, net of cash paid	40,545	36,258
Goodwill impairment-Commercial Products	9,600	—
Front-load washer litigation, net of cash paid	9,832	—
Adverse judgment on pre-acquisition distributor lawsuit	10,505	—
Changes in working capital items
Accounts receivable	(73,024)	(110,245)
Inventories	(105,996)	(10,819)
Other current assets	36,920	76,717
Trade payables	5,396	34,059
Other current liabilities	53,839	30,850
Pension expense	47,426	48,025
Pension contributions	(93,471)	(137,444)
Postretirement benefit liability	(2,762)	16,408
Other noncurrent liabilities	5,071	(5,144)
Other assets	4,450	(425)
Other	6,543	121

Net cash provided by continuing operating activities	$107,697	$235,831

Investing activities
Capital expenditures-continuing operations	$(67,036)	$(133,082)
Proceeds from business disposition, net of transaction costs	11,248	13,168
Proceeds from property disposition, net of transaction costs	14,251	—

Investing activities-continuing operations	$(41,537)	$(119,914)

Financing activities
Net reduction of notes payable	$(71,491)	$(60,689)
Proceeds from issuance of long-term debt	100,000	200,000
Repayment of long-term debt	(4,020)	(216,522)
Stock repurchases	—	(1,021)
Stock options and employee stock	3,361	707
Dividends on common stock	(42,623)	(42,351)
Cash to discontinued operations	(283)	(1,038)

Financing activities-continuing operations	$(15,056)	$(120,914)

Effect of exchange rates on cash	(102)	36

Increase (decrease) in cash and cash equivalents	51,002	(4,961)
Cash and cash equivalents at beginning of year	6,756	8,106

Cash and cash equivalents at end of period	$57,758	$3,145

MAYTAG CORPORATION

Notes to Consolidated Financial Statements

October 2, 2004

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. Operating results for the nine-month period ended October 2, 2004 are not necessarily indicative of the results that are expected for the fiscal year ending January 1, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended January 3, 2004.

NOTE B – COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax are as follows:

	Three Months Ended
In thousands	October 2 2004	September 27 2003
Net income	$7,474	$36,565
Other comprehensive income (loss) items, net of income taxes
Unrealized gains on securities	333	395
Less: Reclassification adjustment for (gain) loss included in net income	(1,066)	381
Foreign currency translation gain (loss)	1,979	(737)
Less: Reclassification adjustment for foreign currency translation gain included in net income	(379)	—

Total other comprehensive income	867	39

Comprehensive income	$8,341	$36,604

	Nine Months Ended
In thousands	October 2 2004	September 27 2003
Net income	$5,114	$96,279
Other comprehensive income (loss) items, net of income taxes
Unrealized gains on securities	434	186
Less: Reclassification adjustment for (gain) loss included in net income	(1,801)	381
Foreign currency translation gain (loss)	117	4,851
Less: Reclassification adjustment for foreign currency translation gain included in net income	(379)	—

Total other comprehensive income (loss)	(1,629)	5,418

Comprehensive income	$3,485	$101,697

The components of accumulated other comprehensive loss, net of related tax are as follows:

In thousands	October 2 2004	January 3 2004
Minimum pension liability adjustment	$(416,538)	$(416,538)
Unrealized gains on securities	—	1,367
Foreign currency translation loss	(2,252)	(1,990)

Accumulated other comprehensive loss	$(418,790)	$(417,161)

NOTE C – INVENTORIES

Inventories consisted of the following:

In thousands	October 2 2004	January 3 2004

Raw materials	$70,593	$76,024
Work in process	54,181	51,422
Finished goods	522,391	415,767
Supplies	10,815	9,423

Total FIFO cost	657,980	552,636
Less excess of FIFO cost over LIFO	85,368	84,291

Inventories	$572,612	$468,345

NOTE D – EARNINGS PER SHARE

The following table sets forth the components for computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
In thousands	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Numerator for basic and diluted earnings per share - income from continuing operations	$7,135	$35,318	$4,775	$95,435

Numerator for basic and diluted earnings per share - discontinued operations	$339	$1,247	$339	$844

Numerator for basic and diluted earnings per share - net income	$7,474	$36,565	$5,114	$96,279

Denominator for basic earnings per share - weighted-average shares	79,116	78,588	78,992	78,473
Effect of dilutive securities: Stock option plans	66	225	232	196

Denominator for diluted earnings per share - adjusted weighted-average shares	79,182	78,813	79,224	78,669

NOTE E—CONTINGENCIES

In 2003, a $12.1 million judgment (composed of $2.1 million compensatory and $10 million punitive damages) was entered against Amana Company, LP, the entity from which Maytag purchased the Amana business in 2001. The case which was assumed by Maytag in the purchase agreement involved the termination of a commercial distributorship prior to Maytag’s acquisition of the Amana business. In May 2004, the 8th Circuit Court of Appeals upheld the earlier judgment. As a result, Maytag recorded a charge of $10.5 million in the second quarter of 2004, bringing its reserve to cover this matter to $12.8 million. The charge is disclosed as a separate line item on the Consolidated Statements of Income. Maytag is pursuing an appeal of this decision.

A charge of $18.5 million was recorded in the second quarter of 2004 for the anticipated resolution of product related litigation. This litigation related primarily to early generation front-load washers. The charge was recorded in the Home Appliances segment on a separate line on the Consolidated Statements of Income.

The Internal Revenue Service (IRS) is currently examining the company’s federal income tax returns for 2000 and 2001. The IRS has proposed, or is expected to propose adjustments to Maytag’s income and tax credits for tax years 1998 through 2001 that would result in additional tax. The company disagrees with most of these adjustments. Accordingly, the company will vigorously contest all such adjustments at the Appeals level of the IRS, if necessary.

Maytag has contingent liabilities arising in the normal course of business, including: guarantees, repurchase agreements, pending litigation, environmental remediation, taxes and other claims which are not considered to be significant in relation to Maytag’s consolidated financial position, results of operations or cash flows.

NOTE F – SEGMENT REPORTING

In the third quarter of 2004, Maytag has changed its segment reporting to reflect a reorganization announced in the second quarter. It now discloses two reporting segments: Home Appliances and Commercial Products. The Home Appliances segment manufactures, sells and services major appliances and floor care products. These products are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets. The Commercial Products segment manufactures and sells vending equipment and commercial cooking products. These products are sold primarily to distributors and soft drink bottlers in North America and targeted international markets. Segment information in this report has been reclassified for comparative purposes to reflect the reporting change.

Financial information for reportable segments consisted of the following:

	Three Months Ended		Nine Months Ended
In thousands	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Net sales
Home Appliances	$1,123,801	$1,145,856	$3,346,229	$3,283,726
Commercial Products	62,217	75,411	210,961	236,440

Consolidated Total	$1,186,018	$1,221,267	$3,557,190	$3,520,166

Operating income (loss)
Home Appliances	$15,715	$55,813	$52,319	$161,565
Commercial Products	711	5,550	(5,699)	19,396

Consolidated Total	$16,426	$61,363	$46,620	$180,961

The reconciliation of segment profit to consolidated income from continuing operations before income taxes consisted of the following:

	Three Months Ended		Nine Months Ended
In thousands	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Total operating income for reportable segments	$16,426	$61,363	$46,620	$180,961
Interest expense	(14,736)	(12,728)	(40,843)	(40,786)
Adverse judgment on pre-acquisition distributor lawsuit	—	—	(10,505)	—
Other - net	4,326	4,078	7,248	2,265

Income from continuing operations before income tax	$6,016	$52,713	$2,520	$142,440

Asset information for Maytag’s reportable segments consisted of the following:

	For the Period Ended
In thousands	October 2 2004	January 3 2004
Total Assets
Home Appliances	$2,811,912	2,753,914
Commercial Products	128,109	134,715

Total for reportable segments	2,940,021	2,888,629
Discontinued Operations	—	135,511

Consolidated Total	$2,940,021	$3,024,140

NOTE G – RESTRUCTURING AND RELATED CHARGES

Restructuring and related charges reserve activity for the nine months ended October 2, 2004 consisted of the following:

Description of reserve (in thousands)	Balance January 3, 2004	Charged to Earnings 2004	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Balance October 2, 2004
Severance and related expense	$15,326	$25,468	$—	$(13,616)	$—	$27,178
Moving of equipment	—	748	—	(748)	—	—
Accelerated depreciation	—	24,983	—	—	(24,983)	—
Asset impairment	—	2,617	—	—	(2,617)	—
Excess inventory	—	1,453	—	—	(1,453)	—
Purchase commitment	—	1,210	—	—	—	1,210
Reserve on asset held-for-sale	1,570	—	(1,570)	—	—	—

Total	$16,896	$56,479	$(1,570)	$(14,364)	$(29,053)	$28,388

In the fourth quarter of 2002, Maytag announced that it would close its refrigeration manufacturing facility in Galesburg, Illinois by December 2004, and it ceased production there in September 2004. In connection therewith, the Company recorded $48.4 million and $67.1 million in pre-tax restructuring and related charges in 2003 and 2002, respectively, including $48.4 million and $32.8 million for asset impairments, accelerated depreciation and severance and related costs. The remaining $34.3 million charge in 2002 involved pension and postretirement health care benefit curtailments that were charged to Accrued pension cost and Postretirement benefit liability on the Consolidated Balance Sheets. Pre-tax restructuring and related charges of $11.9 million and $36.4 million were recorded in the third quarter and first nine months of 2004, respectively. Cash expenditures for the three and nine months ended October 2, 2004, were $0.5 million and $3.7 million, respectively. The closure of the facility has resulted in a workforce reduction of approximately 1,420 positions through the end of the third quarter of 2004. Hourly production workers held the majority of these positions. Approximately 180 positions remain, most of them until the first quarter of 2005.

In the first quarter of 2004, the Company sold a former cooking appliance manufacturing facility in Indianapolis, Indiana. In 1996 the Company had ceased production at the facility, classified the net assets as held-for-sale and reduced the property’s carrying value to its estimated realizable value. The ultimate amount realized resulted in a $1.6 million reversal of the reserve recorded against those net assets. This reversal was netted against the pre-tax restructuring and related charges within the Home Appliances segment.

In the second quarter of 2004, the Company announced a comprehensive restructuring plan to consolidate the Hoover Floor Care, Maytag Appliances, and Corporate Headquarters organizations. Pre-tax restructuring and related charges of $7.2 million and $20.1 million were recorded in the third quarter and first nine months of 2004, respectively. Cash expenditures for the three and nine months ended October 2, 2004, were $7.0 million and $10.7 million, respectively. It is anticipated that the restructuring plan will result in a workforce reduction of approximately 1,100 positions by the end of 2004. Approximately 750 positions have been eliminated through October 2, 2004. The majority of the expenses were recorded in the Home Appliances segment.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model.

	Three Months Ended		Nine Months Ended
In thousands except per share data	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Net income, as reported	$7,474	$36,565	$5,114	$96,279
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(613)	(753)	(2,264)	(3,633)

Pro forma net income	$6,861	$35,812	$2,850	$92,646

Basic earnings per share - as reported	$0.09	$0.47	$0.06	$1.23
Diluted earnings per share-as reported	$0.09	$0.46	$0.06	$1.22
Basic earnings per share - pro forma	$0.09	$0.46	$0.04	$1.18
Diluted earnings per share-pro forma	$0.09	$0.45	$0.04	$1.18

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

Changes in the basic limited warranty liability for the nine months ended October 2, 2004 were as follows:

Warranty reserve (in thousands)	October 2 2004
Balance at beginning of period	$103,227
Warranties accrued during the period	98,176
Settlements made during the period	(91,442)
Changes in liability for adjustments during the period, including expirations	5,899

Balance at end of period	$115,860

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

NOTE J–SALE OF RONGSHIDA-MAYTAG

During 2001, the Company committed to a plan to dispose of its interest in Rongshida-Maytag, a joint venture in China. Total charges of $45.6 million were recorded to write down the Company’s interest in the net assets of Rongshida-Maytag to its estimated fair value less costs to dispose. No tax benefit was recorded on the $45.6 million capital loss as the recognition of a future tax benefit from this loss is uncertain. In the third quarter of 2004, Maytag completed the sale of its interest in the joint venture for net proceeds of $11.2 million, resulting in an after-tax gain on sale of $0.3 million which is recorded in income from discontinued operations.

NOTE K– PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

The components of net periodic pension cost consisted of the following:

	Three Months Ended		Nine Months Ended
In thousands	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Components of net periodic pension cost:
Service cost	$6,781	$6,304	$21,542	$23,414
Interest cost	25,879	25,395	77,403	76,109
Expected return on plan assets	(28,602)	(25,107)	(85,798)	(75,704)
Amortization of transition assets	(5)	(3)	(19)	(10)
Amortization of prior service cost	2,818	3,381	8,903	9,954
Amortization of unrecognized actuarial loss	8,691	4,756	25,395	14,262

Net periodic pension cost	$15,561	$14,726	$47,426	$48,025

The Company made $93.5 million in pension contributions in the first nine months of 2004, of which $90.2 million were voluntary contributions to the qualified pension plan. For the remainder of 2004, the Company does not expect to make additional contributions to the qualified pension plan, and contributions to nonqualified pension plans are not expected to be significant.

The components of net periodic postretirement medical cost consisted of the following:

	Three Months Ended		Nine Months Ended
In thousands	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Components of net periodic postretirement cost:
Service cost	$1,308	$5,034	$7,898	$15,103
Interest cost	9,294	11,635	32,308	34,904
Amortization of prior service benefit	(7,732)	(1,757)	(13,297)	(5,272)
Amortization of unrecognized actuarial loss	4,005	2,766	11,716	8,297

Net periodic postretirement cost	$6,875	$17,678	$38,625	$53,032

Net periodic postretirement medical expense decreased in 2004 as the result of new collective bargaining agreements being in effect at the North Canton, Ohio, floor care production facility and the Newton, Iowa, laundry production facility that provides for the elimination of postretirement medical benefits on a transitional basis. During the third quarter of 2004, Maytag also recorded a decrease in ongoing postretirement medical expenses associated with the Galesburg, Illinois, refrigeration production facility.

Net periodic postretirement medical cost also decreased in 2004 as the result of the elimination of postretirement benefits for certain salaried employees in 2003. Finally, Maytag’s adoption of FSP 106-b in conjunction with the change in Medicare prescription drug coverage further reduced these costs (see “Impact of Recently Issued Accounting Standards” note below for further information).

NOTE L – GOODWILL IMPAIRMENT

In the second quarter of 2004, Maytag recorded a $9.6 million charge for goodwill impairment related to the commercial cooking equipment business. Maytag’s policy for goodwill impairment testing is to calculate the fair value of reporting units on an annual basis in the fourth quarter. The fair value is calculated as the net present value of future cash flows that are determined from Maytag’s annual business planning process. However, the commercial cooking reporting unit experienced significant unanticipated operating losses in the first half of 2004. The magnitude of the losses was an indication of potential goodwill impairment, and the Company performed a goodwill impairment test in the second quarter. As a result of this test, goodwill in the commercial cooking business was reduced from $14.1 million to $4.5 million. The charge is reported as a separate line item on the Consolidated Statements of Income and was recorded in the Commercial Products segment.

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

In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”) was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP superseded FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” The FSP is effective for the first interim or annual period beginning after June 15, 2004.

The guidance in this FSP applies only to the sponsor of a single-employer defined benefit postretirement health plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer’s share of the costs of postretirement prescription drug coverage provided by the plan. Maytag determined that its plan was actuarially equivalent and elected to adopt the provisions of FSP FAS 106-1 at April 3, 2004. Maytag compared the Medicare Part D plan to its retiree prescription drug coverage using actuarial equivalencies and reflecting the retiree premiums and cost sharing provisions of the various plans. This analysis showed Maytag’s plans provide more valuable benefits to retirees than the Medicare Part D plan. The final guidance of FSP FAS 106-2 did not differ materially from FSP FAS 106-1. Based on our understanding of the intent of the Act and subsequent proposed regulations, the Company still believes its plans will meet the actuarial equivalence requirements necessary to receive the Medicare reimbursement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

We design, manufacture and market residential and commercial products under the Maytag, Hoover, Jenn-Air, Amana, Dixie-Narco, Jade and other brand names. In the third quarter, we changed our segment reporting due to a major restructuring to consolidate the Hoover floor care, Maytag Appliances and corporate headquarters organizations. We now have two reporting segments: Home Appliances and Commercial Products. Our Home Appliances segment manufactures, sells and services major appliances and floor care products. These products are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets. Our Commercial Products segment manufactures and sells vending equipment and commercial cooking products. These products are sold primarily to distributors and soft drink bottlers in North America and targeted international markets.

Our principal competition is from other appliance manufacturers including Whirlpool, General Electric and Electrolux although new competitors from Asia and Europe have entered the domestic market. Product quality, price and functionality are the important areas of competitive differentiation. Maytag has positioned itself as a premium and mid-priced player in the industry based on product quality and innovative features. In addition, our brands are some of the most recognizable and respected names in the industry.

Third Quarter Overview

•	Net sales decreased 2.9% in the third quarter of 2004 as compared to the prior year. Net sales declined 1.9% in Home Appliances and 17.5% in Commercial Products. A market share decline in floor care products was the primary reason for the sales decline in Home Appliances. Commercial Products’ net sales were down due to significant weakness in vending industry unit sales.

•	Operating income for the third quarter was $16.4 million compared to $61.4 million in the prior year. The primary reasons for the operating income decline were:

•	Lower volume and margins for floor care products,

•	Increased costs, primarily for steel and energy related items, and higher distribution costs, partially offset by lower selling, general and administrative expenses and a gain on sale of a Canadian warehouse, and

•	Higher restructuring charges.

•	Pre-tax restructuring and related charges of $19.1 million were recorded in the third quarter of 2004 that included $11.9 million related to closing the Galesburg, Illinois, refrigeration facility and $7.2 million for the costs related to a major restructuring to consolidate the Hoover floor care, Maytag Appliances, and corporate headquarters organizations. In the third quarter of the prior year, we recorded pre-tax restructuring and related charges of $13.1 million, all related to the Galesburg plant closing.

•	Operating income for the third quarter included a pre-tax gain of $9.7 million resulting from the sale of a warehouse in Burlington, Ontario, for $14.3 million.

•	In the third quarter of 2004, we completed the sale of our interest in a joint venture in China for net proceeds of $11.2 million, resulting in an after-tax gain on sale of $0.3 million which is recorded in discontinued operations.

•	Net income for the third quarter of 2004 was $7.5 million or $0.09 per share compared to net income of $36.6 million or $0.46 per share in the prior year. The results per share for the third quarter of 2004 and 2003 included the following items:

	Third Quarter
	2004	2003
Restructuring and related charges – Galesburg plant closing	$0.10	$0.11
Restructuring and related charges – reorganizations	0.06	—
Gain on sale of property – Home Appliances	(0.10)	—
Income from discontinued operations	—	(0.02)

	$0.06	$0.10

First Nine Months and Cash Flow Overview

•	Net sales increased 1.1% in the first nine months of 2004 compared to the prior year. A 1.9% increase in Home Appliances’ net sales was partially offset by a 10.8% decline in Commercial Products’ net sales.

•	Operating income declined to $46.6 million in the first nine months of 2004 compared to $181.0 million in the prior year.

•	Operating income included pre-tax restructuring and related charges of $54.9 million in the first nine months of 2004 and $50.5 million in the prior year. We incurred restructuring charges for Galesburg in both 2004 and 2003. The additional restructuring charges in 2004 were due to a major restructuring to consolidate operations. The additional restructuring charges in 2003 resulted from severance costs related to a reduction in salaried workforce in that year.

•	Net income for the first nine months of 2004 was $5.1 million or $0.06 per share compared to net income of $96.3 million or $1.22 per share in the prior year. The results per share for the first nine months of 2004 and 2003 included the following items:

	First Nine Months
	2004	2003
Restructuring and related charges – Galesburg plant closing	$0.29	$0.29
Restructuring and related charges – reorganizations	0.18	0.14
Goodwill impairment – Commercial Products	0.12	—
Front-load washer litigation	0.16	—
Adverse judgment on pre-acquisition distributor lawsuit	0.09	—
Gain on sale of property – Home Appliances	(0.10)	—
Income from discontinued operations	—	(0.01)

	$0.73	$0.42

•	Cash flow from continuing operations was $107.7 million for the first nine months of 2004 compared to $235.8 million in the prior year. The lower cash flow from operations in 2004 resulted from a decline in net income and greater increases in working capital in the first nine months of 2004 compared to 2003. Cash flows from operations improved significantly in the third quarter of 2004 as compared to the prior quarter due to a reduction in inventory and an increase in accounts payable.

•	Total debt (defined as notes payable and long-term debt) increased to $996.3 million at the end of the third quarter from $970.8 million at the end of 2003. Net debt (defined as total debt less cash and cash equivalents) decreased by $25.5 million from the end of 2003 due to a $51.0 million increase in cash and cash equivalents. During the third quarter of 2004, Maytag issued $100 million of medium-term notes and ended the quarter with no commercial paper outstanding.

Results of Operations – Third Quarter 2004 vs. Third Quarter 2003

	Three Months Ended
In thousands, except per share data	October 2 2004	September 27 2003
Net sales	$1,186,018	$1,221,267
Gross profit as a percentage of sales	13.3%	18.1%
Operating income	$16,426	$61,363
Operating income as a percentage of sales	1.4%	5.0%
Net income	$7,474	$36,565
Diluted earnings per share	$0.09	$0.46

Net sales in the third quarter of 2004 decreased by $35.2 million or 2.9% compared to the prior year. In Home Appliances, a significant reduction in floor care sales was the primary contributor to an overall decline of 1.9%, as sales of major appliances were essentially flat for the third quarter compared to the prior year. International export sales and service revenues increased in the third quarter of 2004 compared to the prior year. Commercial Products sales declined by 17.5% as a result of weakness in the vending equipment industry.

Gross profit declined to 13.3% of net sales in the third quarter of 2004 from 18.1% in the third quarter of 2003 due to increased costs, primarily related to steel and energy related items, lower average selling prices in floor care, and higher distribution costs. Increases in steel costs in the third quarter were significantly greater than the first half and are expected to continue to have an adverse impact on gross margins in the fourth quarter. Cost reductions are expected to partially offset these unfavorable cost impacts. Gross profit for the third quarter of 2004 included a $9.7 million gain from the sale of the Burlington, Ontario, warehouse.

Selling, general and administrative expenses for the third quarter declined to 10.3% of sales compared to 12.0% of sales for the prior year. The reduction in these costs, both as a percentage of sales and in absolute terms, is the result of cost reduction initiatives such as reductions in national advertising as well as lower incentive compensation expense.

As a result of lower gross profit margins and higher restructuring charges, partially offset by a gain on sale of the Burlington, Ontario, warehouse, operating income declined to $16.4 million in the third quarter of 2004 compared to $61.4 million in the prior year.

Operating results for the third quarter of 2004 were also impacted by the following charges recorded in the quarter:

•	Restructuring and related charges of $7.2 million were recorded in connection with the plan announced in the second quarter of 2004 to consolidate the Hoover floor care, Maytag Appliances, and corporate headquarters organizations. The total restructuring charges related to this consolidation of selling and administrative functions are expected to be between $50 and $75 million, with approximately $35 to $45 million expected to be cash expenditures. Charges of $20.3 million have been recorded to date, of which $10.7 million were cash expenditures. We expect this plan to result in annual savings of approximately $150 million. We realized a portion of these savings in the third quarter and expect to realize additional savings in the fourth quarter of 2004.

•	Restructuring charges of $11.9 million were recorded in conjunction with closing the Galesburg, Illinois, refrigeration plant. The total restructuring charges for closing the Galesburg plant are anticipated to be $160 to $170 million, with approximately $50 million being cash expenditures. Charges of $150.3 million have been recorded to date, of which $11.8 million were cash expenditures. The annual savings from the closing of this facility are anticipated to be $30 million starting in the fourth quarter of 2004.

Interest expense for the third quarter of 2004 increased to $14.7 million compared to $12.7 million for the prior year as a result of higher interest rates and lower capitalized interest, partially offset by lower average total debt levels during the third quarter.

We recorded a tax benefit of $1.1 million in the third quarter of 2004 on income from continuing operations before tax of $6.0 million. This tax benefit was due to favorable Canadian capital gains tax rates on the sale of the Burlington, Ontario, warehouse, a decrease in the valuation allowance on capital losses, and tax savings on returns filed for 2003 and prior years.

We completed the sale of our interest in a joint venture in China for net proceeds of $11.2 million, with a gain on sale of $0.3 million which is recorded in discontinued operations.

For the reasons outlined above, net income declined to $7.5 million or $0.09 per share in the third quarter of 2004 as compared to net income of $36.6 million or $0.46 per share in the prior year.

Negotiations with the hourly employees at Maytag’s Amana Refrigeration Products operation resulted in a new contract during the third quarter. The financial impact of this contract is anticipated to be minimal

Operating Results by Segment for the Third Quarter

Home Appliances:

	Three Months Ended
In thousands	October 2 2004	September 27 2003
Net sales	$1,123,801	$1,145,856
Operating income	$15,715	$55,813
Percent of sales	1.4%	4.9%

Net sales in the third quarter of 2004 for Home Appliances decreased year-over-year by $22.1 million or 1.9%. The revenue decline resulted primarily from a significant decline in market share for floor care products. Floor care sales were adversely impacted by reductions in product placements at large national retailers in the lower priced product categories. In addition, market share declined in the higher priced categories due to increased foreign competition. Sales of major appliances for the third quarter were essentially flat versus the prior year. However, market share declined as major appliance industry unit sales were higher in the third quarter of 2004 compared to the prior year. International export sales and service revenues increased in the third quarter of 2004 compared to the prior year.

Home Appliances recorded operating income of $15.7 million in the third quarter of 2004 compared to operating income of $55.8 million in the prior year. Lower sales of floor care products, increased steel and energy related costs, higher restructuring charges, and higher distribution costs were the primary reasons for the decline in operating income. Operating results included restructuring and related charges of $19.0 million in the third quarter of 2004 as compared to $13.1 million in the prior year. Operating results for the third quarter of 2004 included a $9.7 million pre-tax gain on the sale of the Burlington, Ontario, warehouse.

Commercial Products:

	Three Months Ended
In thousands	October 2 2004	September 27 2003
Net sales	$62,217	$75,411
Operating income	$711	$5,550
Percent of sales	1.1%	7.4%

Net sales of Commercial Products declined by $13.2 million or 17.5% in the third quarter of 2004 compared to the prior year. The unfavorable trends in vending industry unit sales in 2003 have continued throughout 2004.

Operating income for Commercial Products was $0.7 million in the third quarter of 2004 compared to $5.6 million in the prior year. Lower vending sales and increased material costs were the primary reasons for lower operating income in 2004.

Results of Operations – First Nine Months of 2004 vs. First Nine Months of 2003

	Nine Months Ended
In thousands, except per share data	October 2 2004	September 27 2003
Net sales	$3,557,190	$3,520,166
Gross profit as a percentage of sales	14.5%	18.0%
Operating income	$46,620	$180,961
Operating income as a percentage of sales	1.3%	5.1%
Net income	$5,114	$96,279
Diluted earnings per share	$0.06	$1.22

Net sales increased 1.1% in the first nine months of 2004 compared to the prior year. A 1.9% increase in Home Appliances’ net sales was partially offset by a 10.9% decline in Commercial Products’ net sales. Increased sales of major appliances offset lower sales of floor care products in Home Appliances. International export sales and service revenues were also higher in the first nine months of 2004 compared to the prior year. Commercial Products’ sales comparisons were adversely impacted by lower vending equipment industry shipments in 2004.

Gross margin declined to 14.5% in the first nine months of 2004 compared to 18.0% in the prior year due to higher material costs primarily related to steel, lower average selling prices for floor care products, increased energy related costs, and higher distribution costs.

Operating income declined to $46.6 million or 1.3% of net sales in the first nine months of 2004 compared to $181.0 million or 5.1% of net sales in the first nine months of 2003. The first nine months of 2004 were adversely affected by lower gross margins, restructuring and related charges, a goodwill impairment charge, and a charge for front-load washer litigation. These unfavorable items were partially offset by cost reductions and the gain on sale of the Burlington, Ontario, warehouse. We recorded pre-tax restructuring and related charges of $54.9 million in the first nine months of 2004 as compared to $50.5 million in the prior year.

In the first quarter of 2004, we elected to start recording the benefits of a federal reimbursement for retiree prescription drug costs that will emanate from the Medicare legislation enacted in December 2003. The annual reduction in postretirement medical expenses as a result of this federal reimbursement is anticipated to be $8.6 million, of which $6.4 million was recorded in the first nine months of 2004. Postretirement medical expense for the first nine months has also been reduced as a result of new collective bargaining agreements at the North Canton, Ohio, floor care production facility and the Newton, Iowa, laundry production facility that provide for the elimination of postretirement medical benefits on a transitional basis. During the third quarter, Maytag also recorded a decrease in ongoing postretirement medical expenses associated with the closing of the Galesburg, Illinois refrigeration production facility. For 2005, pension and postretirement medical expenses may increase as a result of changes in actuarial assumptions with respect to discount rates and health care cost trend rates.

Interest expense for the first nine months of 2004 and 2003 was $40.8 million.

We recorded a tax benefit of $2.3 million in the first nine months of 2004 on income from continuing operations before income taxes of $2.5 million. This tax benefit was due to lower income, reduced income taxes on tax returns filed for 2003, refunds received from amended tax returns filed for prior years, the nontaxable status of the federal reimbursement for retiree drug costs, and favorable Canadian capital gains tax rates on the sale of the Burlington, Ontario, warehouse. These favorable effects to the tax rate were partially offset by not recording a tax benefit on the goodwill impairment charge and establishing a valuation allowance for potentially unusable capital losses realized in 2004.

For the reasons outlined above, net income for the first nine months of 2004 was $5.1 million or $0.06 per share compared to net income of $96.3 million or $1.22 per share in the first nine months of 2003.

Liquidity and Capital Resources

	Nine Months Ended
In thousands	October 2 2004	September 27 2003
Net cash provided by continuing operations	$107,697	$235,831
Net cash used in investing activities	(41,537)	(119,914)
Net cash used in financing activities	(15,056)	(120,914)

Net cash used in or provided by continuing operating activities:

Cash flow provided by continuing operations in the first nine months of 2004 was $107.7 million compared to $235.8 million provided by continuing operations in the first nine months of 2003. The decline in cash flow from operations was due to lower net income and a greater increase in working capital in the first nine months of 2004 as compared to the first nine months of 2003. The primary driver of the working capital increase was a $106 million increase in inventory from year-end as compared to an $11 million increase in inventories in the first nine months of 2003. Inventories are higher than planned levels due to inventory builds related to new product introductions and lower than expected sales in the first nine months of 2004. We expect to reduce inventories during the fourth quarter of 2004. We made $93.5 million in pension contributions in the first nine months of 2004, of which $90.2 million were voluntary contributions to the qualified pension plan. In the prior year, pension contributions in the first nine months were $137.4 million, of which $135.0 million were voluntary contributions to the qualified pension plan. For the remainder of 2004, we do not expect to make additional contributions to the qualified pension plan and contributions to the nonqualified pension plans are not expected to be significant.

Net cash used in investing activities:

Capital expenditures in the first nine months of 2004 were $67.0 million compared to $133.1 million in the prior year. These capital expenditures represent investments for new product designs, cost reduction programs, replacement of equipment, and government mandated product requirements. For the full year of 2004, we expect capital expenditures to be $110 million compared to $199 million for the prior year. Net cash used in investing activities was also impacted by the net cash proceeds of $14.3 million from the sale of the Burlington, Ontario, warehouse and $11.2 million from the sale of our interest in a joint venture in China.

Net cash used in or provided by financing activities:

The primary source of cash that is utilized to fund investments is the cash generated from operations. Requirements in excess of the cash generated internally are funded by debt. Total debt (defined as notes payable and long-term debt) increased to $996.3 million at the end of the third quarter from $970.8 million at the end of 2003. Maytag’s net debt (defined as total debt less cash and cash equivalents) decreased by $25.5 million from the end of 2003 due to a $51.0 million increase in cash and cash equivalents.

We issued $100 million of 10-year medium term notes during the third quarter. As of the end of the third quarter of 2004, we had no commercial paper outstanding.

During the first quarter of 2004, we entered into a new three-year $400 million credit agreement that expires March 5, 2007. The credit agreement includes financial covenants related to interest coverage and the ratio of debt to earnings before interest, taxes, depreciation and amortization. A failure to meet these covenants or any other event of default under the credit agreement would adversely impact our ability to borrow funds through the sale of commercial paper. We recently obtained an amendment to the credit agreement that provided us with additional flexibility for compliance with debt covenants. We were in compliance with these covenants at the end of the third quarter. As a result of the issuance of $100 million in medium term notes, the availability under the credit agreement has been reduced from $400 million to $300 million.

Dividend payments on common stock were $42.6 million in the first nine months of 2004 as compared to $42.4 million in the prior year.

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

Contingencies

Our Company has contingent liabilities arising in the normal course of business, including pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. The Internal Revenue Service (IRS) is currently examining the company’s federal income tax returns for 2000 and 2001. The IRS has proposed, or is expected to propose adjustments to Maytag’s income and tax credits for tax years 1998 through 2001 that would result in additional tax. The company disagrees with most of these adjustments. Accordingly, the company will vigorously contest all such adjustments at the Appeals level of the IRS, if necessary. The outcome of these matters is not expected to have a materially adverse effect on our consolidated financial position, results of operations, or cash flows.

As of October 2, 2004, approximately $49.8 million in undrawn stand-by letters of credit were available which are primarily utilized to back workers compensation claims, extended service contracts and environmental costs if we were to fail to fund these obligations.

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

We are exposed to commodity price risk related to our purchase of selected commodities used in the manufacturing of our products. We have entered into commodity swap agreements to reduce the effect of changing raw material prices for selected commodities including natural gas. Our largest exposure is for steel prices, which have increased in the third quarter of 2004 after significant increases earlier this year. Our commodity swap agreements do not provide any hedge for the increase in steel prices.

Interest rate risk for debt securities also poses a risk to our Company. We utilize interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount.

With the exception of increased material and energy related costs, there have been no material changes in the reported market risks since January 3, 2004. See further discussion of these market risks and related financial instruments in the Maytag Corporation annual report on Form 10-K for the year ended January 3, 2004.

Forward Looking Statements and Business Risks

This Management’s Discussion and Analysis contains statements that are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expect(s),” “intend(s),” “may impact,” “plan(s),” “should,” “believe(s),” “anticipate(s),” “on track,” or similar terms. We or our representatives may also make similar forward-looking statements from time to time orally or in writing. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	Business conditions in the industries in which Maytag competes, including changes in economic conditions in the geographic areas where its operations are located or where products are sold.

•	Timing, start-up and customer acceptance of newly designed products.

•	Unanticipated costs or market disruptions due to the start-up of the new refrigeration plant in Reynosa, Mexico.

•	Shortages of manufacturing capacity.

•	Competitive factors, such as price competition and new product introductions.

•	Significant loss of business or inability to collect accounts receivable from a major national retailer.

•	The cost and availability of raw materials and purchased components, including the impact of tariffs.

•	The timing and progress of activities initiated to achieve further cost reductions and savings.

•	Financial viability of customers, suppliers, contractors, or insurers.

•	Union labor relationships

•	The impact of business acquisitions or dispositions.

•	Increasing pension and postretirement health care costs due to changes in interest rates, the market value of assets held in trust to pay these obligations, or inflationary health care trend rates.

•	Costs of complying with governmental regulations.

•	Litigation including product liability, environmental remediation, taxes, and other claims or lawsuits.

•	Product warranty claims.

•	Energy supply, including the availability and cost of energy necessary for the manufacturing process and the cost of fuel used in the distribution of products.

•	The impact of foreign currency exchange rate fluctuations.

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

Use of Non-GAAP Financial Measures

Net debt is defined as notes payable plus long-term debt (including current portion of the long-term debt) less cash and cash equivalents. Net debt is a non-GAAP financial measure and should not be viewed as a replacement for the GAAP measure of total debt. Management believes that net debt is an important measure of liquidity which it uses to measure its ability to meet its future debt obligations.

A reconciliation of total debt and net debt is provided in the following table:

	For the period ended
In thousands	October 2 2004	January 3 2003
Notes payable	$—	$71,491
Long term debt - current portion	$23,007	$24,503
Long-term debt less current portion	$973,278	$874,832

Total debt	$996,285	$970,826
Less: Cash and cash equivalents	$57,758	$6,756

Net debt	$938,527	$964,070

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in “Market Risks” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the third quarter of 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic SEC filings for Maytag (including its consolidated subsidiaries).

There was no change in internal control over financial reporting that occurred during the third quarter of 2004 that has materially affected or is reasonably likely to materially affect Maytag’s internal control over financial reporting.

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

Form 8-K dated July 23, 2004 furnishing earnings release for three and six months ended July 3, 2004 under Item 12.

Form 8-K dated August 17, 2004, which filed under Item 7, an opinion letter from Sidley Austin Brown & Wood LLP as an exhibit to Registration Statement on Form S-3 previously filed by Maytag.

MAYTAG CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYTAG CORPORATION

Date: October 21, 2004	/s/ George C. Moore
George C. Moore
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)