Form 10-K
period 2005-01-01
MAYTAG CORP
filed 2005-02-18
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 1, 2005

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on July 2, 2004 was $1,892,148,066. The number of shares outstanding of the registrant’s common stock (par value $1.25) as of the close of business on February 17, 2005 was 79,505,283.

DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, portions of the registrant’s proxy statement for its annual meeting of shareholders scheduled to be held May 12, 2005 have been incorporated by reference.

MAYTAG CORPORATION

2004 ANNUAL REPORT ON FORM 10-K CONTENTS

PART I

Item 1.	Business.

Maytag is a leading producer of home and commercial appliances. Its products are sold to customers throughout North America and in international markets. Maytag was organized as a Delaware corporation in 1925.

Maytag is among the top four major appliance companies in the North American market, offering consumers a full line of washers, dryers, dishwashers, refrigerators and ranges distributed through large and small retailers across the U.S. and Canada. Maytag also has a significant presence in the commercial laundry market. Maytag’s Hoover brand is a market leader in North American floor care products.

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

Maytag makes significant annual capital investments in product development striving for innovative features in its strongest brands. Superior product performance reinforces brand positioning; product and brand positioning drive pricing and distribution.

The Company operates in two business segments: Home Appliances and Commercial Products. Sales to Sears, Roebuck and Co. represented 13%, 15% and 13% of consolidated net sales in 2004, 2003 and 2002, respectively. Sales to Home Depot represented 10% of consolidated net sales in 2004. Financial and other information relating to these reportable business segments is included in Part II, Items 7 and 8.

Home Appliances

The Home Appliances segment represented 94.4 percent of consolidated net sales in 2004.

The Home Appliances segment manufactures, sells and services laundry products, dishwashers, refrigerators, cooking appliances and floor care products. These products are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets. These products are sold primarily under the Maytag, Amana, Hoover, Jenn-Air and Magic Chef brand names. Maytag also licenses certain home appliance brands in markets outside the United States. The Company has increased its emphasis on its in-home service business, which services major appliances manufactured by the Company and by other manufacturers. The segment also services floor care products manufactured by Maytag.

Portions of the Company’s operations and sales are outside the United States. The Company also outsources certain components and products from outside the United States for sale in the United States. The risks involved in foreign operations vary from country to country and include tariffs, trade restrictions, changes in currency values, economic conditions and international relations.

The Company uses basic raw materials such as steel, copper, aluminum, rubber and plastic in its manufacturing processes in addition to purchased motors, compressors, timers, valves and other components. These materials are supplied by established sources, and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The Company holds a number of patents that are important in the manufacture of its products. The Company also holds a number of trademark registrations and the associated corporate symbols, of which the most important are ADMIRAL, AMANA, HOOVER, JENN-AIR, MAGIC CHEF, MAYTAG.

The Company’s Home Appliances business is generally not considered seasonal other than floor care to the extent that the Company normally experiences higher sales in the first quarter compared to other quarters.

A portion of the Company’s accounts receivable is concentrated among major retailers. A significant loss of business with any of these national retailers could have an adverse impact on the Company’s ongoing operations.

The dollar amount of backlog orders is not considered significant for Home Appliances in relation to the total annual dollar volume of sales. It is the Company’s practice to maintain a level of inventory sufficient to cover anticipated shipments. Because orders are generally shipped upon receipt, a large backlog would be unusual.

Maytag’s principal competition is from other appliance manufacturers including Whirlpool, General Electric and Electrolux as well as several competitors from Asia and Europe. Product quality, price and functionality are the important areas of competitive differentiation. Maytag has positioned itself as a premium and mid-priced player in the industry based on product quality and innovative features. In addition, its brands are some of the most recognizable and respected names in the industry.

Expenditures for company-sponsored research and development relating to the development of new products and the improvement of existing products are included in Part II, Item 8. Most of the research and development expenditures relate to the Home Appliances segment.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a significant effect on the Company’s capital expenditures, results of operations, or competitive position.

The Company has been identified as one of a group of potentially responsible parties by state and federal environmental protection agencies in remedial activities related to various “superfund” sites in the United States. The Company presently does not anticipate any significant adverse effect upon its results of operations or financial condition arising from resolution of these matters. Additional information regarding environmental remediation is included in Part II, Item 8.

With regard to appliances, the Company is subject to changes in government mandated energy and environmental standards that may become effective over the next several years. The Company is in compliance with existing standards where it does business. As any new standards that affect the entire appliance industry become effective, the Company intends to be in compliance with those new standards.

The number of employees in the Home Appliances segment was approximately 16,900 as of January 1, 2005 and approximately 19,630 as of January 3, 2004. The decrease was primarily the result of a reduction in salaried personnel because of a reorganization in 2004 to consolidate the Hoover floor care, Maytag Appliances, and corporate headquarters organizations as well a reduction in production personnel primarily due to the closing of a manufacturing facility in Galesburg, Illinois. Approximately 40 percent of this segment’s employees were covered by collective bargaining agreements as of January 1, 2005, and January 3, 2004, respectively. Collective bargaining agreements covering Maytag’s manufacturing site in Herrin, Illinois and three service centers are scheduled for negotiations in 2005. As of January 1, 2005, approximately 15% of employees in this segment are non-U.S. based.

Commercial Products

The Commercial Products segment represented 5.6 percent of consolidated net sales in 2004.

The Company’s Commercial Products segment manufactures and sells commercial cooking equipment under the Jade brand name and vending equipment under the Dixie-Narco brand name. These products are primarily sold to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets. Over the last several years, the Company has increased its emphasis in the vender refurbishment and coin changer businesses.

The Company uses steel as a basic raw material in its manufacturing processes in addition to purchased motors, compressors and other components. These materials are supplied by established sources, and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The Company holds a number of patents that are important in the manufacture of its products. The Company also holds a number of trademark registrations and the associated corporate symbols, of which the most important are DIXIE-NARCO and JADE.

Commercial Products sales are considered seasonal to the extent that the Company normally experiences lower sales in the fourth quarter compared to other quarters.

Within the Commercial Products segment, the Company’s vending equipment sales are dependent upon a few major soft drink suppliers. The loss of one or more of these customers could have a significant adverse effect on the Commercial Products segment.

The dollar amount of backlog orders is not considered significant for Commercial Products in relation to the total annual dollar volume of sales. It is the Company’s practice to maintain a level of inventory sufficient to cover shipments. Because orders are generally shipped upon receipt, a large backlog would be unusual.

The Company uses brand image, product quality, product innovation, customer service, warranty and price as competitive tools.

Expenditures for Company-sponsored research and development relating to the development of new products and the improvement of existing products are included in Part II, Item 8.

Although the Company has manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment have not had a significant effect on capital expenditures, earnings or the Company’s competitive position.

The number of employees in the Commercial Products segment as of January 1, 2005 and January 3, 2004 was approximately 1,100 and 1,240, respectively.

Available Information

The Company maintains an Internet website at www.maytagcorp.com where its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available, without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

Item 2.	Properties.

The Company’s corporate headquarters is located in Newton, Iowa. Major offices and manufacturing facilities in the United States in the Home Appliances segment are located in: Newton, Iowa; Cleveland, Tennessee; Jackson, Tennessee; Milan, Tennessee; Herrin, Illinois; Amana, Iowa; Florence, South Carolina; Searcy, Arkansas; North Canton, Ohio; and El Paso, Texas. The segment also has facilities located in Reynosa and Juarez, Mexico. The Home Appliances segment closed its manufacturing facility in Galesburg, Illinois, in 2004. The segment also leases office space in Schaumburg, Illinois.

Major offices and manufacturing facilities in the United States in the Commercial Products segment are located in Williston, South Carolina, and Brea, California. The segment leases the facility in Brea.

The facilities of the Home Appliance and Commercial Products segments are well maintained, suitably equipped and in good operating condition. The facilities had sufficient capacity to meet production needs in 2004, and the Company expects that such capacity will be adequate for planned production in 2005. The Company’s planned capital expenditures for 2005 are described in Part II, Item 7.

The Company also owns or leases sales offices and warehouses in many areas throughout the United States and Canada. Lease commitments are included in Part II, Item 8.

Item 3.	Legal Proceedings.

In the normal course of its business, the Company is involved in contractual disputes, environmental, administrative and legal proceedings and investigations of various types. Some of the legal proceedings include claims for substantial compensatory or exemplary damages or claims for indeterminate amounts of damages. Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes, after taking into account legal counsel’s present evaluation of such actions, that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, will not have a material adverse impact on its consolidated financial condition. The Company’s contingent liabilities are discussed in Part II, Item 8.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2004 through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Office Held	First Became an Officer	Age
Ralph F. Hake	Chairman and Chief Executive Officer	2001	56
Steven J. Klyn	Vice President and Treasurer	2000	39
Mark W. Krivoruchka	Senior Vice President, Human Resources	2002	50
George C. Moore	Executive Vice President and Chief Financial Officer	2003	49
Roy A. Rumbough, Jr.	Vice President and Corporate Controller	2002	49
Roger K. Scholten	Senior Vice President and General Counsel	2000	50

Each of the executive officers has served the Company in various executive or administrative positions for at least the last five years except for:

Name	Company / Position	Period
Ralph F. Hake	Fluor Corporation, an engineering, procurement, construction, maintenance and business services company Executive Vice President and Chief Financial Officer	1999-2001

	Whirlpool Corporation, a manufacturer of home appliances Various Positions ending as Senior Executive Vice President and Chief Financial Officer	1987-1999

Mark W. Krivoruchka	MK Strategic Resources, Inc., a consulting firm specializing in strategic business initiatives President	1997-2002

George C. Moore	Danaher Corporation, a manufacturer of Process/Environmental Controls and Tools and Components Various Positions ending as Group Vice President of Finance	1993-2003

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

	Sale Price of Common Shares				Dividends Per Share
	2004		2003
	High	Low	High	Low	2004	2003
First quarter	$31.57	$26.46	$30.70	$17.90	$0.18	$0.18
Second quarter	32.21	22.73	27.10	18.60	0.18	0.18
Third quarter	24.57	17.47	28.38	23.36	0.18	0.18
Fourth quarter	21.39	15.30	28.65	24.15	0.18	0.18

The principal U.S. market on which the Company’s common stock is traded is the New York Stock Exchange under the symbol MYG. As of February 17, 2005, the Company had 23,551 shareowners of record.

There were no stock repurchases by the Company in the fourth quarter of 2004.

Item 6.	Selected Financial Data

	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)
	In thousands, except per share data
Net sales	$4,721,538	$4,791,866	$4,666,031	$4,185,051	$3,891,500
Gross profit	660,219	859,531	1,004,602	864,842	985,481
Percent of sales	14.0%	17.9%	21.5%	20.7%	25.3%
Operating income	$40,348	$228,293	$359,495	$289,152	$439,715
Percent of sales	0.9%	4.8%	7.7%	6.9%	11.3%
Income (loss) from continuing operations	$(9,345)	$114,378	$191,401	$162,367	$216,367
Percent of sales	-0.2%	2.4%	4.1%	3.9%	5.6%
Basic earnings (loss) per share-continuing operations	$(0.12)	$1.46	$2.46	$2.12	$2.78
Diluted earnings (loss) per share-continuing operations	(0.12)	1.45	2.44	2.07	2.63
Dividends paid per share	0.72	0.72	0.72	0.72	0.72
Basic weighted-average shares outstanding	79,078	78,537	77,735	76,419	77,860
Diluted weighted-average shares outstanding	79,078	78,746	78,504	78,565	82,425
Depreciation of property, plant and equipment	$168,205	$164,680	$162,600	$148,370	$133,840
Capital expenditures	94,420	199,300	229,764	145,569	152,598
Total assets	3,020,024	3,024,140	3,104,249	3,131,051	2,647,461
Total notes payable and long-term debt	978,611	970,826	1,112,638	1,213,898	808,436
Cash and cash equivalents	164,276	6,756	8,106	109,370	6,073

Note: The twelve months ended January 3, 2004 consisted of 53 weeks; all other years in this table consisted of 52 weeks.

(1)	Operating income includes restructuring and related charges of $69.8 million, $9.6 million for goodwill impairment, charges of $33.5 million for front-load washer litigation and a $9.7 million gain on the sale of property. The after-tax impact of the restructuring and related charges of $47.1 million, goodwill impairment of $9.6 million, front-load washer litigation charges of $22.6 million and the gain of $7.8 million on the sale of property are all included in loss from continuing operations. Loss from continuing operations also includes a $7.1 million after-tax charge for an adverse judgment on a pre-acquisition distributor lawsuit.
(2)	Operating income includes restructuring and related charges of $64.9 million and $11.2 million for asset impairment. The after-tax charge associated with restructuring of $43.9 million and the after-tax charge for asset impairment of $7.6 million are both included in income from continuing operations. Income from continuing operations also includes a $7.2 million after-tax charge for loss on investment.
(3)	An $8.3 million gain on the sale of a distribution center is included in gross profit and operating income. Operating income also includes a $67.1 million restructuring charge associated with the closing of Maytag’s refrigeration plant located in Galesburg, Illinois. The after-tax gain on the distribution center of $5.5 million and the after-tax restructuring charge associated with the refrigeration plant closing of $44.3 million are both included in income from continuing operations. Application of the nonamortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001 resulted in an increase in operating income and income from continuing operations of approximately $10 million for the years after 2001. 2003 and 2002 include a full year of net sales from Amana that was acquired effective August 1, 2001. Maytag integrated Amana activities within its existing appliance organization during 2002, and Amana’s 2002 net sales are no longer distinguishable.
(4)	Operating income includes $9.8 million in restructuring charges associated with a salaried workforce reduction. The after-tax restructuring charge of $6.2 million is included in income from continuing operations. Income from continuing operations also includes a $7.2 million charge for loss on investment and a one-time tax credit of $42 million. 2001 includes the net sales of Amana of $294.8 million from the date of its acquisition, August 1, 2001 .
(5)	Operating income includes $39.9 million in charges associated with terminated product initiatives, asset write-downs and severance costs related to management changes. The after-tax charge of $25.3 million is included in income from continuing operations. Income from continuing operations also includes a $17.6 million ($11.2 million after-tax) charge for loss on investment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

We design, manufacture and market residential and commercial products under the Maytag, Hoover, Jenn-Air, Amana, Dixie-Narco, Jade and other brand names. We have two reporting segments: Home Appliances and Commercial Products. Our Home Appliances segment manufactures and sells major appliances and floor care products that are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets. This segment services major appliances manufactured by us and by other major appliance manufacturers. This segment also services floor care products manufactured by us. Our Commercial Products segment manufactures and sells vending equipment and commercial cooking products. These products are sold primarily to distributors and soft drink bottlers in North America and targeted international markets.

Our principal competition is from other appliance manufacturers including Whirlpool, General Electric and Electrolux as well as several competitors from Asia and Europe. Product quality, price and functionality are the important areas of competitive differentiation. Maytag has positioned itself as a premium and mid-priced player in the industry based on product quality and innovative features. In addition, our brands are some of the most recognizable and respected names in the industry.

Overview of 2004 Results

•	Consolidated net sales decreased 1.5% in 2004 as compared to the prior year. Net sales declined 0.9% in Home Appliances and 10.4% in Commercial Products. A significant reduction in floor care sales and lower sales of vending equipment were the primary reasons for the decline in consolidated net sales.

•	Operating income for 2004 was $40.3 million compared to $228.3 million in the prior year. The primary reasons for the operating income decline were:

•	Lower volume and margins for floor care products,

•	Increased costs, primarily for steel and energy related items, and higher distribution costs,

•	Charges of $33.5 million in connection with product related litigation, primarily involving early generation front-load washers.

This decline was partially offset by a pre-tax gain of $9.7 million in 2004 resulting from the sale of a warehouse in Burlington, Ontario and cost savings from restructuring plans.

•	Pre-tax restructuring and related charges of $69.8 million were recorded in 2004 that included $36.5 million primarily related to closing the Galesburg, Illinois, refrigeration facility and $34.9 million related to a major restructuring to consolidate the Hoover floor care, Maytag Appliances, and corporate headquarters organizations. Restructuring charges in 2004 also included a $1.6 million gain on the sale of a former cooking appliance facility in Indianapolis, Indiana. A goodwill impairment charge of $9.6 million was recorded in 2004 for the commercial cooking equipment business. In the prior year, we recorded pre-tax restructuring and related charges of $64.9 million, comprised of $48.4 million for the Galesburg plant closing, $16.5 million primarily in connection with a salaried workforce reduction, and an asset impairment charge of $11.2 million.

•	The consolidated net loss for 2004 was $9.0 million or $0.11 per share compared to consolidated net income of $120.1 million or $1.53 per share in the prior year. The results per share for the full year of 2004 and 2003 included the following items – expense (income):

	2004	2003
Restructuring and related charges – Galesburg	$0.30	$0.42
Restructuring and related charges – reorganization	0.30	0.14
Asset impairment	—	0.10
Goodwill impairment – Commercial Products	0.12	—
Front-load washer litigation	0.29	—
Adverse judgment on pre-acquisition distributor lawsuit	0.09	—
Gain on sale of property – Home Appliances	(0.10)	—
Loss on investment	—	0.09
Income from discontinued operations	—	(0.07)

•	Cash flow from continuing operations was $271.0 million in 2004 compared to $354.4 million in the prior year. The lower cash flow from operations in 2004 resulted primarily from a net loss in 2004 compared to net income in 2003.

•	Total debt, including long term debt, the current portion of long term debt, and notes payable, increased by $7.8 million from $970.8 million at the end of 2003 to $978.6 million at the end of 2004. Cash and short-term investments increased by $157.5 million from $6.8 million at the end of 2003 to $164.3 million at the end of 2004.

Business Results

	2004	Percent of sales	2003	Percent of sales	2002	Percent of sales
	In millions (except per share data)
Net sales
Home appliances	$4,458.7		$4,498.7		$4,377.5
Commercial products	262.8		293.2		288.5

Total net sales	4,721.5		4,791.9		4,666.0

Gross profit	660.2	14.0%	859.5	17.9%	1,004.6	21.5%
Selling, general and administrative expenses	507.0	10.7%	555.1	11.6%	578.0	12.4%
Restructuring and related charges	69.8		64.9		67.1
Asset impairment	—		11.2		—
Goodwill impairment	9.6		—		—
Front-load washer litigation	33.5		—		—

Operating income (loss)
Home appliances (1)	47.4	1.1%	212.3	4.7%	341.5	7.8%
Commercial products (2)	(7.1)	-2.7%	16.0	5.5%	18.0	6.2%

Total operating income	40.3	0.9%	228.3	4.8%	359.5	7.7%

Net income (loss)	$(9.0)	-0.2%	$120.1	2.5%	$188.8	4.0%
Earnings (loss) per share	$(0.11)		$1.53		$2.40

The 2003 fiscal year consisted of 53 weeks; the other years in this table consisted of 52 weeks.

(1)	The Home Appliances segment in 2004 included $69.4 million in restructuring and related charges and a $33.5 million charge for front-load washer litigation. The segment also included a $9.7 million gain on the sale of property in 2004. The segment included $64.7 million and $67.1 million of restructuring charges in 2003 and 2002, respectively, and a $11.2 million asset impairment charge in 2003.
(2)	The Commercial Products segment included $0.4 million and $0.2 million in restructuring charges in 2004 and 2003, respectively. The segment included a $9.6 million goodwill impairment charge in 2004.

Results of Operations – 2004 compared to 2003

Consolidated net sales in 2004 decreased by $70.3 million or 1.5% compared to the prior year. In Home Appliances, a significant reduction in floor care sales and market share was the primary contributor to an overall decline of 0.9%. Sales of major appliances increased slightly in 2004 compared to the prior year but market share declined in all categories in a strong industry. Future sales might be adversely impacted, because effective in the first quarter of 2005 we will no longer sell major appliances to Best Buy (a customer with major appliances’ sales representing approximately 1% of consolidated net sales in 2004) and because Home Depot, one of Maytag’s largest customers (representing approximately 10% of consolidated net sales in 2004), recently decided to begin selling major appliances of a foreign competitor. International export sales increased in 2004 compared to the prior year because of growth initiatives and favorable foreign currency exchange rates. Revenues for service operations also increased in 2004. Commercial Products sales declined by 10.4% as a result of weakness in the vending equipment industry.

Gross profit declined to 14.0% of consolidated net sales in 2004 from 17.9% in 2003 due to increased costs, primarily steel and energy related items, lower average selling prices in floor care, and higher distribution costs. Gross profit in 2004 included a $9.7 million gain from the sale of the Burlington, Ontario, warehouse. We anticipate that year-over-year comparisons of gross profit in the first half of 2005 will be adversely impacted by the significant steel cost increases that occurred in the second half of 2004. In addition, the outlook for future material costs remains uncertain. Although we have recently implemented several price increases to compensate for higher material costs, the impact of these price increases is uncertain due to potential competitive reactions and the uncertainty of consumer acceptance. Pension and postretirement medical costs are also expected to be higher in 2005 due to changes in assumptions related to the discount rate and future medical cost trends.

Selling, general and administrative expenses for 2004 declined to 10.7% of consolidated net sales compared to 11.6% of consolidated net sales for the prior year. The reduction in these costs, both as a percentage of sales and in absolute terms, is the result of cost reduction initiatives including reductions in the salaried workforce, reductions in national advertising related to new product introductions in the prior year, lower bad debt expense, and lower incentive compensation expense. Lower bad debt expense primarily resulted from the reversal of a reserve for a large national customer whose financial performance improved in 2004. Lower incentive compensation expense was due to operating income that was lower than the targets established as the basis for incentive pay.

Consolidated operating income declined to $40.3 million or 0.9% of consolidated net sales in 2004 from $228.3 million or 4.8% of consolidated net sales in 2003. Operating income in Home Appliances declined to $47.4 million or 1.1% of net sales in 2004 from $212.3 million or 4.7% of net sales in 2003. As a result of the goodwill impairment charge and lower revenues, we had operating losses of $7.1 million in Commercial Products in 2004 compared to operating income of $16.0 million in the prior year. In addition to the lower gross profit margins that more than offset lower selling, general and administrative expenses, operating income also included the following items:

•	Restructuring and related charges of $34.9 million were recorded in connection with the plan announced in the second quarter of 2004 to consolidate the Hoover floor care, Maytag Appliances, and corporate headquarters organizations. This consolidation is essentially complete, and we expect this plan to result in annual cost savings of approximately $150 million; approximately $30 million of cost savings were realized in 2004. We expect to record charges of approximately $5.0 million in 2005 in connection with this plan. In 2003, we recorded a charge for restructuring of $16.5 million related to a salaried workforce reduction.

•	Restructuring and related charges of $36.5 million were recorded in 2004 in connection with closing the Galesburg, Illinois, refrigeration plant, as compared to $48.4 million of charges in 2003. The total restructuring and related charges for closing the Galesburg plant are anticipated to be approximately $160 million, with approximately $45 million being cash expenditures. Charges of $152.0 million have been recorded to date, of which $25 million were cash expenditures. The annual cost savings from the closing of this facility are anticipated to be $30 million with approximately $6 million realized in the fourth quarter of 2004.

•	Pretax charges of $33.5 million were recorded in Home Appliances in 2004 in connection with product-related litigation, primarily involving early generation front-load washers. A more detailed discussion of this charge is included under Contingencies.

•	A $9.6 million charge was recorded in 2004 for goodwill impairment related to the commercial cooking equipment business in Commercial Products based on operating losses and lower forecasts for future operating cash flows. In 2003, we recorded an $11.2 million charge for asset impairment related to floor care operations.

•	Restructuring charges in Home Appliances in 2004 also included a $1.6 million gain on the sale of a former cooking appliance facility in Indianapolis, Indiana.

For 2004, other-net income of $5.1 million included gains on foreign currency exchange transactions and sales of equity investments. In the prior year, other-net income of $4.4 million included interest income from notes receivable and a federal income tax refund partially offset by losses on foreign currency exchange transactions.

Interest expense in 2004 increased to $56.3 million compared to $52.8 million in the prior year as a result of higher interest rates and lower capitalized interest. Higher interest rates resulted from the issuance of $100 million of 10-year medium term notes during the third quarter. These notes had higher interest rates than the commercial paper outstanding in 2003. At the end of 2004, we had no commercial paper outstanding compared to $71.5 million outstanding at the end of 2003.

A $12.1 million judgment (composed of $2.1 million compensatory and $10 million punitive damages) was entered in 2003 against Amana Company, LP, the entity from which Maytag purchased the Amana business in 2001. The case involved the termination of a commercial distributorship prior to Maytag’s acquisition of the Amana business. In May 2004, the 8th Circuit Court of Appeals upheld the earlier judgment. As a result, we recorded a charge of $10.5 million in 2004, increasing the reserve to cover this matter to $12.8 million. We are pursuing an appeal of this decision.

We recorded a tax benefit of $12.0 million in 2004 on a loss from continuing operations before income taxes of $21.3 million compared to tax expense of $58.4 million on income from continuing operations before income taxes of $172.8 million in 2003. This tax benefit in 2004 was due to a net loss in 2004 compared to net income in 2003, reduced income taxes on tax returns filed for 2003, refunds received from amended tax returns filed for prior years, the nontaxable status of the federal reimbursement for retiree drug costs, and favorable Canadian capital gains tax rates on the sale of the Burlington, Ontario, warehouse. These favorable effects on the tax rate were partially offset by not recording a tax benefit on the goodwill impairment charge and establishing a valuation allowance for potentially unusable capital losses realized in 2004.

In 2004, we completed the sale of our interest in a joint venture in China for net proceeds of $11.2 million. In connection therewith, we recorded income of $0.3 million in discontinued operations. For 2003, we recorded income of $5.8 million in discontinued operations that included a $9.7 million gain from the reversal of a reserve for a note receivable resulting from the 2001 sale of Blodgett and $3.9 million in losses related to the joint venture in China.

For the reasons outlined above, we recorded a net loss of $9.0 million or $0.11 per share in 2004 as compared to net income of $120.1 million or $1.53 per share in the prior year.

Results of Operations – 2003 compared to 2002

Consolidated net sales were up 2.7% in 2003 as compared to 2002. Home Appliance sales were up 2.8% and Commercial Products sales were up 1.6%.

In Home Appliances, the increase in sales of major appliances was partially offset by lower sales of floor care products. Sales of major appliances in 2003 increased due to industry strength and product introductions by Maytag. The major appliance unit market share was flat in 2003 compared to 2002 with improvements in cooking and dishwasher categories offset by decreases in laundry and refrigeration. The decline in floor care sales was due to a decrease in unit market share, pricing decreases, and a product mix shift within the industry towards products in lower price categories.

In Commercial Products, a decrease in sales of traditional venders was offset by increased sales of glass-front venders, refurbished venders and coin changer products. Increased average selling prices related to glass front venders offset declining industry unit sales of venders.

Consolidated gross profit as a percentage of sales declined to 17.9% in 2003 from 21.5% in 2002. The decline in gross margin as a percentage of sales for 2003 was primarily attributable to sales of lower priced and lower margin floor care products in Home Appliances. At the beginning of 2003, in response to competitive pressures, we reduced prices for several floor care products. As these prices did not result in increased volume, the impact on gross profit as a percent of sales was significant. Also, in 2002, we recognized a gain on the sale of a distribution center of $8.3 million that was recorded as a reduction in cost of goods sold.

Significant increases in pension and postretirement medical expenses in 2003, primarily due to assumption changes, also had an adverse impact on gross profit comparisons. The assumption changes included a lower discount rate, a lower expected rate of return on pension assets, and a higher trend rate for health care costs as compared to the assumptions used for 2002. In addition to higher pension expenses, material cost increases, primarily for steel, also negatively impacted gross profit as a percentage of sales.

Consolidated selling, general and administrative expenses were 11.6% of sales in 2003 compared to 12.4% of sales in 2002. The primary reason for the decline was a reduction in discretionary spending, a salaried workforce reduction, decreased bad debt expense and leverage from increased net sales.

Consolidated operating income as a percentage of sales was 4.8% in 2003, down from 7.7% in 2002. Home Appliances’ operating income as a percentage of sales was 4.7% in 2003, down from 7.8% in 2002 reflecting lower gross profit margins in 2003 versus 2002. The operating income as a percentage of sales for Commercial Products was 5.5% in 2003, down from 6.2% in 2002 as improved gross profit and lower selling, general and administrative expenses in vending equipment did not offset higher costs from short-term inefficiencies within commercial cooking that resulted from a factory move and system installations. The following items, included in operating income, were also factors in the comparability of operating income for 2003 versus 2002:

•	Restructuring and related charges of $64.9 million were recorded in 2003 as compared to $67.1 million recorded in 2002. The restructuring charges in 2003 included $48.4 million for the anticipated closing of the refrigeration manufacturing facility in Galesburg, Illinois and $16.5 million related to an additional restructuring program primarily consisting of a salaried workforce reduction. In 2002, the entire $67.1 million was related to the closing of the refrigeration manufacturing facility. Most of these charges were included in the operating income of Home Appliances.

•	Asset impairment charges of $11.2 million were recorded in 2003 for assets employed in a floor care production facility in North Canton, Ohio. These assets were involved in the production of a discontinued product line at that facility. These assets were written down to fair value based on prices for similar assets.

Interest expense for 2003 was 15% lower than 2002 due to both reduced debt levels and lower average interest rates.

We recorded a $7.2 million charge in 2003 for a loss on investment in a company with robotic technology for the floor care industry. This investment had been accounted for under the equity method. Because of continuing projected negative cash flows, the investment would have required on-going financial support. Therefore, the impairment of this investment was considered other than temporary.

Other-net was income of $4.4 million in 2003 compared to a loss of $1.4 million in 2002. The primary components of the income in 2003 were $4.1 million of interest income related to notes receivable arising from the 2001 sale of Blodgett, $3.5 million of interest on a federal tax refund, $1.6 million of interest from the settlement of a purchase contract dispute related to the 2001 acquisition of Amana, offset by foreign currency exchange losses of $5.9 million. In 2002, foreign currency exchange losses of $1.9 million were the principal component of the annual expense.

The effective tax rates for 2003 and 2002 were 33.8 and 34.0 percent, respectively. The decrease was due to lower 2003 earnings that caused fixed dollar tax credits to have a greater impact on reducing tax expense, thereby reducing the effective tax rate. The rate decrease was partially offset by the loss on an investment for which no tax benefit was recorded as the realization of future tax benefit is uncertain.

During the fourth quarter of 2001, we committed to a plan to dispose of our interest in Rongshida-Maytag, a joint venture located in China. The business was classified as a discontinued operation during that quarter. Based on the status of negotiations to sell the business in 2003, we recorded an after-tax loss of $3.3 million in the third quarter of 2003 to write down our investment in Rongshida-Maytag to its fair value less costs to dispose.

In connection with the 2001 sale of Blodgett, a manufacturer of cooking products, we received $18.2 million of notes receivable but recorded a valuation reserve of $9.7 million against the note due to the credit status of the buyer ($8.5 million, net). In 2003, we received payments of $16.2 million in principal and $3.3 million of accrued interest against these notes receivable. Based on the cash payments received and the improved financial position of the buyer, the $9.7 million reserve was reversed and a gain was recognized in discontinued operations.

The decrease in net income in 2003 compared to 2002 was due primarily to the decrease in operating income. The decrease in diluted earnings per share in 2003 compared to 2002 was also due primarily to the decrease in operating income as average diluted shares outstanding were comparable.

Liquidity and Capital Resources

	2004	2003	2002
	In millions
Net cash provided by continuing operations	$271.0	$354.4	$364.7
Net cash used in investing activities	(68.9)	(171.2)	(229.8)
Net cash used in financing activities	(44.7)	(184.7)	(236.9)

Net cash used in or provided by continuing operating activities: Cash flow provided by continuing operations in 2004 was $271.0 million compared to $354.4 million provided by continuing operations in 2003. The decline in cash flow from operations was primarily due to a net loss in 2004 compared to net income in 2003 and because overall working capital (inventories plus accounts receivable less accounts payable) was a source of cash in 2003 compared to being flat in 2004. These items were partially offset by lower pension contributions. We made $94.3 million in pension contributions in 2004, of which $90 million were voluntary contributions to the qualified pension plan. In the prior year, pension contributions were $268.1 million, of which $265 million were voluntary contributions to the qualified pension plan. In 2005, we plan to make approximately $100 million in voluntary contributions to the pension plan.

Net cash used in investing activities: Capital expenditures in 2004 were $94.4 million compared to $199.3 million in the prior year. Capital spending was lower in 2004 after two years of significantly higher spending to build a new refrigeration facility in Reynosa, Mexico and to roll out new product platforms in all major appliance product categories. These capital expenditures represent investments for new product designs, cost reduction programs, replacement of equipment, and government mandated product requirements. Net cash used in investing activities was also impacted by the net cash proceeds of $14.3 million from the sale of the Burlington, Ontario, warehouse and $11.2 million from the sale of our interest in a joint venture in China. Capital expenditures in 2005 are anticipated to be approximately $130 million.

Net cash used in or provided by financing activities: Our primary source of cash to fund working capital, capital expenditures and pension contributions is cash generated from operations. Requirements in excess of cash generated internally are typically funded by debt. We expect to continue to generate sufficient internal cash flows to fund working capital requirements, investing activities and pension contributions. Our short-term liquidity requirements, including seasonal working capital increases, are further supported by cash and short-term investments of $164.3 million at the end of 2004 and the $300 million credit agreement to meet the near term requirements. Long-term liquidity is also supported by debt issuance in the capital markets. We have $412.3 million in long-term debt maturities during 2006. We expect to satisfy these obligations through various sources of funding, including cash and short-term investments, the credit agreement and issuance of long-term debt.

Total debt (long term debt, the current portion of long term debt, and notes payable) increased from $970.8 million at the end of 2003 to $978.6 million at the end of 2004. Cash and short-term investments increased from $6.8 million at the end of 2003 to $164.3 million at the end of 2004. We issued $100 million of 10-year medium term notes during the third quarter of 2004, and, as of the end of 2004, we had no commercial paper (notes payable) outstanding.

We have a three-year $300 million credit agreement that expires March 5, 2007. The credit agreement includes financial covenants related to interest coverage and the ratio of debt to earnings before interest, taxes, depreciation and amortization. During 2004, we obtained amendments to the credit agreement that provide us with additional flexibility for compliance with the financial covenants. We were in compliance with these covenants at the end of 2004 and we expect to remain in compliance with these covenants in 2005 based on our current operating plans. However, if our business performance does not meet these expectations, we may need to seek further amendments to the credit agreement. A failure to comply with the covenants in the credit agreement or any other event of default under the credit agreement would adversely impact our ability to borrow funds under the credit agreement or through the sale of commercial paper.

Dividend payments on common stock were $56.9 million in 2004 as compared to $56.5 million in the prior year.

Shareholders’ equity:

We had a negative $75.0 million in shareholders’ equity at the end of 2004 as compared to a positive $65.8 million at the end of 2003. The lower shareholder equity reflects an additional minimum pension liability adjustment of $91.3 million in 2004. In total, shareholders’ equity has been reduced by $507.8 million for minimum pension liability adjustments that were recorded in each of the last four fiscal years. In addition, shareholders’ equity has been adversely impacted by a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994, to $1.5 billion at December 31, 2000. The negative equity is not expected to pose a risk to liquidity as cash flows are anticipated to be sufficient and there are no covenants in any of our debt instruments that include equity or debt-to-equity ratios.

Future Obligations and Commitments

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period. The majority of the purchase obligations represent commitments for projected production needs to be utilized in the normal course of business operations. For additional disclosures regarding long-term commitments, see “Commitments and Contingencies” section in the Notes to Consolidated Financial Statements included in the 2004 Form 10-K.

		Payments Due by Year
in millions	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$978.6	$6.0	$412.3	$8.0	$0.0	$0.0	$552.3
Future minimum lease payments for operating leases	126.0	31.3	26.8	20.1	13.5	8.9	25.4
Commitments for capital expenditures	29.8	29.8	—	—	—	—	—
Long-term commitments	76.0	18.5	18.5	13.8	13.8	5.7	5.7
Purchase obligations	136.9	125.6	6.3	5.0	—	—	—

Future obligations and commitments	$1,347.3	$211.2	$463.9	$46.9	$27.3	$14.6	$583.4

Contingencies

We have contingent liabilities that arise in the normal course of business, including pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. In connection with the normally recurring examination by the Internal Revenue Service (IRS) of our federal income tax returns for 1998 through 2001, the IRS has proposed adjustments to our income and tax credits that would result in additional tax. One of the proposed adjustments relates to a transaction originally entered in 1997 of which certain tax benefits have continued to be recognized through 2004. These benefits were originally recognized in part, in 2001, after the conclusion of a previous IRS examination. We disagree with this and most of the proposed adjustments and plan to contest all disputed adjustments through the appropriate levels of appeals, if necessary. The outcome of these tax related matters is not expected to have a materially adverse effect on our consolidated financial position, results of operations, or cash flows.

Pretax charges of $33.5 million were recorded in Home Appliances in 2004 in connection with product-related litigation, primarily involving early generation front-load washers. An $18.5 million charge was recorded in the second quarter and a $15 million charge was recorded in the fourth quarter following court approval of a settlement relating to litigation filed in the United States and receipt of preliminary claim data. The settlement includes a fixed $8.25 million for attorney fees and contingent amounts based on an estimate of administrative costs and anticipated repair and reimbursement expenses. The fourth quarter adjustment reflects the most current estimate of costs of settlement of the U.S. litigation based on statistical sampling of claims received to date. The estimate is subject to fluctuations in claim volume, claim amount, claim type, claim validity and takeup rates related to purchase credits and potential exposure related to front-load litigation in Canada that was not resolved by the U.S. settlement. The claim periods in the U.S.settlement remain open until the third quarter of 2005 and the settlement is the subject of an appeal. Based on the information available at this time, we are unable to determine a range of total possible costs. Additional adjustments may be recorded as more information becomes available.

We have matters pending before the Consumer Product Safety Commission, including a previously announced recall of cooking products and an inquiry concerning a floor care product. Based on the information currently available, we do not believe that either of these matters will have a material impact on our consolidated financial position, results of operation or cash flows.

As of January 1, 2005, approximately $61 million of undrawn stand-by letters of credit were available which are primarily utilized to back workers compensation claims and extended service contracts if we were to fail to fund these obligations.

Market Risks

Our business is exposed to foreign currency exchange risk related to transactions, assets, and liabilities denominated in foreign currencies. Foreign currency forward and option contracts are entered into to manage certain foreign currency exchange exposures. We hedge a portion of our anticipated foreign currency denominated export sales transactions, which are predominately in Canadian dollars. At January 1, 2005, a uniform 10 percent strengthening of the U.S. dollar relative to foreign currencies in which our sales are denominated would result in a decrease in net income of approximately $20 million for the year ending December 31, 2005. This sensitivity analysis of the effects of foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.

We are exposed to commodity price risk related to our purchase of selected commodities used in the manufacturing of our products. We have entered into commodity swap agreements to reduce the effect of changing raw material prices for selected commodities including natural gas. At January 1, 2005, a uniform 10 percent increase in the price of commodities covered by commodity swap agreements would have an insignificant effect on the fair market value of these commodity swap agreements. For all commodities, a uniform 10 percent increase in the price of future purchases of commodities would have a material impact on operational results. Our largest exposure is for steel prices, which have increased significantly in 2004. Our commodity swap agreements do not provide any hedge for increases in steel prices.

Interest rate risk for debt securities also poses a risk to our Company. We utilize interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount. At January 1, 2005, an increase in interest rates of 1 percent would result in a decrease in net income of approximately $3 million for the year ending December 31, 2005.

Our market risks related to foreign currency exchange, commodity prices, and interest rates were similar in 2004 and 2003, and there were no significant changes in the manner in which we managed those risks.

Critical Accounting Policies

The following accounting policies and practices are those that management believes are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts: Our allowance for doubtful accounts is recorded based on an aging of accounts receivable and an estimated percentage of potentially uncollectible receivables in each aged category. The percentages utilized to record the allowance for doubtful accounts are based on historical experience. In addition, we specifically reserve for the receivables of customers who do not appear to have the ability to meet their financial obligations. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), estimates of the recoverability of amounts due could be revised by a material amount.

Pensions: We provide noncontributory defined benefit pensions for nearly all of our employees. Plans covering salaried, management and some nonunion hourly employees generally provide pension benefits that are based on employee’s earnings and credited service. Plans covering union hourly and other nonunion hourly employees generally provide benefits of stated amounts for each year of service. Our funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974 (ERISA), plus any additional amounts that we may determine to be appropriate. We account for our defined benefit pension plans in accordance with Financial Accounting Standards Board (FASB) Statement No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established on the Consolidated Balance Sheets representing the amount of unfunded accrued pension cost. The unfunded accrued pension cost is the difference between the accumulated benefit obligation and the fair value of the plan assets. As allowed by FASB Statement No. 87, we use September 30 as a measurement date to compute the minimum pension liability.

To account for its defined benefit plans in accordance with FASB Statement No. 87, three principal assumptions are required. First, the discount rate must be determined that will be used to compute the present value of the accumulated benefit obligation and projected benefit obligation for the end of the current year and to determine net periodic pension cost for the subsequent year. The rates of return on high-quality fixed-income investments are utilized to determine the appropriate discount rate. At January 1, 2005, the rate utilized to determine the accumulated benefit obligation and projected benefit obligation was 6.0% compared to 6.5% and 7.0% used for fiscal 2003 and 2002, respectively. This change in assumptions will result in an increase in pension expense in 2005.

Second, the rates of increase in future compensation levels must be determined for the calculation of the projected benefit obligation for the end of the current year and to calculate net periodic pension cost for the subsequent year. At the end of the 2004 and 2003 fiscal years, this rate for salaried employees was 4.0% compared to 4.25% for fiscal 2002. The rate for non-union hourly employees was 3.0% at the end of the 2004, 2003, and 2002 fiscal years. Any changes in assumptions that affect the projected benefit obligation are deferred to unrecognized actuarial gains and losses. The amortization of unrecognized actuarial gains and losses is recognized when the cumulative total is outside of a corridor that is defined by FASB Statement No. 87 as the greater of 10 percent of the projected benefit obligation or 10 percent of the market value of plan assets.

The third assumption that must be made to calculate pension expense is the expected rate of return on plan assets. In order to reduce volatility in the calculation of pension cost, FASB Statement No. 87 requires the utilization of an expected rate of return on plan assets. The difference between the actual return on plan assets and the expected return is included with other unrecognized actuarial gains and losses. The expected rate of return is based on the asset allocation within the plan assets as well as the historical and future expected returns for each of the asset classes within the portfolio. The future expected returns on the asset classes are based on current market factors such as interest rates and expected market returns. We calculate the asset return component of net periodic pension cost on a market-related valuation of assets that smoothes actual returns and reduces year-to-year net periodic pension cost volatility. As of January 1, 2005, there were cumulative asset losses of approximately $145 million, which remain to be recognized in the calculation of the market-related value of assets. At the end of fiscal years 2004 and 2003 the assumption for the expected rate of return was 8.75%. For 2002, the assumption for this rate was 9.0%.

Our approach to investment returns utilizes a mix of equity and debt securities to maximize the long-term return of plan assets within a prudent level of risk. The investment portfolio contains a diversified blend of equity and debt securities, and equity investments are diversified across domestic and international stocks as well as large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The target allocation of equity securities is 68% of the plan assets. The target allocation of debt securities is 32% of the plan assets. The target allocations remained consistent for the 2004 and 2003 measurement dates. A change in these target allocations may result in a change in the expected rate of returns used in the calculation of future pension expense.

At the end of 2004, our accrued pension cost was $496.5 million, an increase from $398.5 million at the end of 2003. A minimum liability adjustment was recorded at the end of 2004 due to a higher accumulated benefit obligation that was partially offset by a higher value of plan assets. The accumulated benefit obligation increased due to interest costs and actuarial losses. The actuarial losses were primarily the result of a revision to the discount rate assumption. The fair value of plan assets increased by $31.5 million as gains on plan assets and employer contributions exceeded benefit payments.

Net periodic pension cost decreased to $63.0 million in fiscal 2004 from $70.0 million in 2003. Lowering the expected rate of return on plan assets by 0.25% would have increased net periodic pension cost for 2004 by approximately $3.2 million. Lowering the discount rate by 0.25% would have increased net periodic pension cost for 2004 by approximately $3.0 million. Increasing the rate of increase in compensation levels by 0.25% would have increased net periodic pension cost for 2004 by approximately $0.7 million.

Pension contributions decreased to $94.3 million in fiscal 2004 from $268.1 million in fiscal 2003. We have no minimum funding requirements in 2005, based on ERISA requirements. However, we intend to contribute approximately $100 million in 2005.

Postretirement Benefits: Postretirement health care and life insurance benefits are provided for certain employee groups in the United States. Most of the postretirement plans are contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest and these benefits are subject to change. Death benefits for certain retired employees are funded as part of, and paid out of, pension plans.

We account for our postretirement benefits in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires that the postretirement liability be reflected in the Consolidated Balance Sheets and the postretirement cost be recognized in the Consolidated Statements of Operations as determined on an actuarial basis. We use a September 30 measurement date to compute the postretirement liability.

To account for postretirement benefits in accordance with FASB Statement No. 106, two main assumptions are required. First, the discount rate must be determined to compute the present value of the accumulated postretirement benefit obligation for the end of the current year and the net periodic postretirement cost for the subsequent year. The rates of return on high-quality fixed-income investments are utilized to determine the discount rate. At the end of fiscal year 2004, our assumption for the discount rate was 6.0% compared to 6.5% and 7.0% used for fiscal 2003 and 2002, respectively.

Second, an assumption must be made for the expected health care cost trend rate for the calculation of the accumulated postretirement benefit obligation for the end of the current year and net periodic postretirement cost for the subsequent year. At the end of 2004, we adjusted this initial health care cost trend rate to 10% from 8% in the prior year. The assumption for the expected health care cost trend rate decreases gradually to 5% in 2010 and thereafter. Postretirement medical costs will increase in 2005 due to the changes in assumptions for the discount rate and the health care cost trend rate.

At the end of fiscal 2004, the postretirement benefit liability was $532.0 million, a decrease from $538.1 million at the end of 2003. For 2004, the net periodic postretirement cost was $51.3 million, a decrease from $70.7 million in 2003. Net periodic postretirement cost decreased in 2004 as the result of new collective bargaining agreements in effect at North Canton, Ohio, floor care production facility and the Newton, Iowa, laundry production facility that provide for the elimination of postretirement medical benefits for affected employees on a transitional basis. Net periodic postretirement medical costs also decreased in 2004 as the result of the adoption of FSP 106-b related to the change in Medicare prescription drug coverage that provides a federal reimbursement of a portion of our future costs. Net periodic postretirement cost for 2005 is expected to increase from 2004 due to the change in the assumptions for the discount rate and health care cost trend rates.

Increasing the expected health care cost trend rate 1% would have increased net periodic postretirement cost for 2004 by approximately $6.8 million. Lowering the discount rate by 0.25% would have increased net periodic postretirement cost for 2004 by approximately $1.2 million.

Litigation and Tax Contingencies: In the normal course of its business, the Company is involved in contractual disputes, environmental, administrative and legal proceedings and investigations of various types. Some of the legal proceedings include claims for substantial compensatory or exemplary damages or claims for indeterminate amounts of damages. Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes, after taking into account legal counsel’s present evaluation of such actions, that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, will not have a material adverse impact on its consolidated financial condition. It is possible, however, that future results of operations, for any particular quarterly or annual period, could be materially affected by changes in our assumptions related to these proceedings or by the outcome of these proceedings.

Our tax returns are subject to audit by various domestic and foreign tax authorities in the normal course of operations. During the course of these audits, the authorities may question the positions taken in the return, including the timing and amount of deductions and the allocation of income between various tax jurisdictions, which can affect the amount of taxes ultimately due. In evaluating the exposure associated with its various filing positions, we record reserves for probable exposures. To the extent that we prevail in matters where accruals have been established or are required to pay amounts in excess of the accrual, the effective tax rate and results of operation in a given financial period may be impacted.

Accounting for Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets” whereby goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests.

The statement requires a two-step process for impairment testing. The first step, used to identify potential impairment only, compares the fair value of each reporting unit that has goodwill with its net carrying amount on the financial statements. Fair value is determined as the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices are the best evidence of fair value and are used as the basis for the measurement where available. Where these are not available, fair value of the reporting unit can be estimated based on the present value of estimated future cash flows of the reporting unit. These cash flow estimates must be based on reasonable and supportable assumptions, and consider all available evidence. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; thus the second step of the process is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. If the carrying value of goodwill on the financial statements exceeds the implied fair value of goodwill, the difference must be recognized as an impairment loss. Implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined.

At the end of the second quarter of 2004, we had indications of goodwill impairment in our commercial cooking business which had significant and unanticipated operating losses during the first half of the year. Based on the indication of impairment, we performed goodwill impairment testing earlier than our policy for performing annual tests in the fourth quarter. As a result of the testing, we recorded a goodwill impairment charge of $9.6 million, reducing the goodwill in the commercial cooking business from $14.1 million to $4.5 million.

During the fourth quarters of 2004 and 2003, step one of the impairment test of goodwill was performed and it was determined that the fair value of our reporting units that have goodwill exceeded the carrying value of the net assets specifically related to these reporting units. Goodwill included in Home Appliances totaled $253.9 million at the end of 2004, most of which related to the floor care product line. Goodwill included in Commercial Products totaled $5.5 million at the end of 2004, most of which related to the commercial cooking product line. Expected future cash flows for the reporting units tested were based on prospective assumptions and include business initiatives that are not currently reflected in the historical results. Maytag currently has no intangible assets with indefinite lives other than goodwill.

Warranty: We provide a basic limited warranty for all of our major appliance, floor care and commercial products. The specific terms and conditions of those warranties vary depending upon the product sold. We record a warranty expense at the time the product is sold in order to match our revenues with the relevant expenses related to those revenues. Our warranty expense is based on assumptions related to the historical service call rates for specific product lines and the average projected costs per service call including the costs for both parts and labor. On a quarterly basis, a review of the warranty accrual is performed to determine the adequacy of the reserve. Factors that affect the warranty liability include the number of units shipped to customers, historical and anticipated rates of warranty claims and the estimated cost per claim.

Asset Impairment: In accordance with FASB Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” we utilize a three-step approach for recording the impairment of long lived assets. First, we have established procedures to identify indicators of impairment for individual long-lived assets or groups of long-lived assets that are associated with specific product lines or lines of business. Second, we test for the recoverability of the value of the assets if indicators of impairment are present. In testing for recoverability, a projection of future cash flows related to the assets is developed. If the total future undiscounted cash flows exceed the carrying value of the long-lived assets, the assets are deemed recoverable and no impairment is recorded. If the future undiscounted cash flows do not exceed the carrying amount recorded for these assets, a fair value of the assets in question must be developed in order to calculate the amount of the impairment. For fair values, we first attempt to determine the amount at which the assets would be bought or sold in a current transaction between unrelated parties. If that value is not available, then the discounted present value of the future cash flows related to these assets is used to determine the fair value of these assets. In the third step, the fair value of the asset is compared to the carrying value and any difference between the fair value and the carrying amount is recorded as an asset impairment charge. We continue to monitor our operations and business results for indicators of impairment on a quarterly basis and future charges for asset impairment are possible. Factors that could affect the calculation of asset impairment include the projected amount and estimated number of years of cash flows associated with potentially impaired assets.

Accounting Pronouncements

In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment”, which replaces Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R establishes accounting standards for equity instruments that an entity exchanges for goods or services. It also addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for share-based payment transactions as it relates to employee services. SFAS No. 123R requires a public entity to measure an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). If an employee terminates before the vesting period expires, any compensation cost recognized to date for that individual’s equity instrument is reversed at the date of termination. The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

SFAS No. 123R eliminates the alternative to use ABP Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. Under ABP Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No 123 also required pro forma disclosure showing the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of Statement No. 123. After a phase-in period for Statement No. 123R, this type of disclosure will no longer be allowed.

Alternative phase-in methods are allowed under Statement No. 123R, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While we have not yet determined the phase-in method, we do not believe that any of the phase-in methods will have a material effect on the Company’s Consolidated Statement of Operations or Balance Sheet.

Forward Looking Statements and Business Risks

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains statements that are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expect(s),” “intend(s),” “may impact,” “plan(s),” “should,” “believe(s),” “anticipate(s),” “on track,” or similar terms. We or our representatives may also make similar forward-looking statements from time to time orally or in writing. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward- looking statements. These risks and uncertainties include, but are not limited to, the following:

•	Business conditions in the industries in which Maytag competes, including changes in economic conditions in the geographic areas where its operations are located or where products are sold.

•	Timing, start-up and customer acceptance of newly designed products.

•	Shortages of manufacturing capacity.

•	Competitive factors, such as price competition and new product introductions or the introduction of new competitors in existing customers, such as the announcement of an additional competitor selling to one of our largest customers, Home Depot.

•	Significant loss of business, such as the recent announcement that major appliances will not be sold at Best Buy effective in the first quarter of 2005, or inability to collect accounts receivable from a major national retailer.

•	The cost and availability of raw materials and purchased components, including the impact of tariffs.

•	The timing and progress of activities initiated to achieve further cost reductions and savings.

•	Financial viability of customers, suppliers, contractors, or insurers.

•	Union labor relationships

•	The impact of business acquisitions or dispositions.

•	Increasing pension and postretirement health care costs due to changes in interest rates, the market value of assets held in trust to pay these obligations, or inflationary health care trend rates.

•	Costs of complying with governmental regulations.

•	Matters pending before the Consumer Product Safety Commission, including a previously announced recall of cooking products and an inquiry concerning a floor care product.

•	A failure to comply with the covenants in our credit agreement or any other event of default under the credit agreement, which would adversely impact our ability to borrow funds under the credit agreement or through the sale of commercial paper.

•	Litigation or regulatory investigations including product liability, environmental remediation, taxes, and other claims or lawsuits.

•	Changes in the number of claims or the nature of those claims in the litigation related to front-load washers

•	Product warranty claims.

•	Energy supply, including the availability and cost of energy necessary for the manufacturing process and the cost of fuel used in the distribution of products.

•	The impact of foreign currency exchange rate fluctuations.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

See discussion of quantitative and qualitative disclosures about market risk in “Market Risks” section of Part I, Item 7.

Item 8.    Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the “COSO Report”, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of January 1, 2005.

Ernst & Young LLP, the Company’s independent registered public accounting firm, have issued an attestation report on the Company’s Management’s Assessment of the Effectiveness of the Company’s Internal control over Financial Reporting as of January 1, 2005. This attestation report is included at page 23 of this Form 10-K.

Maytag Corporation

February 11, 2005

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Maytag Corporation

We have audited management’s assessment, included in the accompanying consolidated financial statements, that Maytag Corporation maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maytag Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Maytag Corporation maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Maytag Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maytag Corporation as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), comprehensive income (loss) and cash flows for each of the three years in the period ended January 1, 2005 of Maytag Corporation and our report dated February 11, 2005 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Chicago, Illinois

February 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Maytag Corporation

We have audited the accompanying consolidated balance sheets of Maytag Corporation as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareowners’ equity (deficit), comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation at January 1, 2005 and January 3, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maytag Corporation’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 11, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands, except per share data
Net sales	$4,721,538	$4,791,866	$4,666,031
Cost of sales	4,061,319	3,932,335	3,661,429

Gross profit	660,219	859,531	1,004,602
Selling, general and administrative expenses	507,013	555,092	577,995
Restructuring and related charges	69,758	64,929	67,112
Asset impairment	—	11,217	—
Goodwill impairment—Commercial Products	9,600	—	—
Front-load washer litigation	33,500	—	—

Operating income	40,348	228,293	359,495
Interest expense	(56,274)	(52,763)	(62,390)
Loss on investments	—	(7,185)	—
Adverse judgment on pre-acquisition distributor lawsuit	(10,505)	—	—
Other income (loss)	5,113	4,415	(1,449)

Income (loss) from continuing operations before income taxes and minority interests	(21,318)	172,760	295,656
Income tax expense (benefit)	(11,973)	58,382	100,523

Income (loss) from continuing operations before minority interests	(9,345)	114,378	195,133
Minority interests	—	—	(3,732)

Income (loss) from continuing operations	(9,345)	114,378	191,401

Discontinued operations, net of tax:
Income (loss) from discontinued operations	339	(659)	(2,607)
Provision for impairment of China joint venture	—	(3,313)	—
Gain on sale of Blodgett	—	9,727	—

Gain (loss) from discontinued operations	339	5,755	(2,607)

Net income (loss)	$(9,006)	$120,133	$188,794

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.12)	$1.46	$2.46
Discontinued operations	—	0.07	(0.03)
Net income (loss)	$(0.11)	$1.53	$2.43
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.12)	$1.45	$2.44
Discontinued operations	—	0.07	(0.03)
Net income (loss)	$(0.11)	$1.53	$2.40

Cash dividends paid per share	$0.72	$0.72	$0.72

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	January 1 2005	January 3 2004
	In thousands, except share data
ASSETS
Current assets
Cash and cash equivalents	$164,276	$6,756
Accounts receivable, less allowance for doubtful accounts (2004—$9,678; 2003—$15,752)	629,901	596,832
Inventories	515,321	468,345
Deferred income taxes	55,862	63,185
Prepaids and other current assets	80,137	94,030
Discontinued current assets	—	75,175

Total current assets	1,445,497	1,304,323

Noncurrent assets
Deferred income taxes	253,428	183,685
Prepaid pension cost	1,492	1,666
Intangible pension asset	49,051	66,615
Goodwill	259,413	269,013
Other intangibles, less allowance for amortization (2004—$6,256; 2003—$4,679)	36,016	37,498
Other noncurrent assets	53,965	54,069
Discontinued noncurrent assets	—	60,336

Total noncurrent assets	653,365	672,882

Property, plant and equipment
Land	15,489	23,365
Buildings and improvements	343,321	395,660
Machinery and equipment	1,866,485	2,100,608
Construction in progress	19,874	109,352

	2,245,169	2,628,985
Less accumulated depreciation	1,324,007	1,582,050

Total property, plant and equipment	921,162	1,046,935

Total assets	$3,020,024	$3,024,140

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	January 1 2005	January 3 2004
	In thousands, except share data
LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT)

Current liabilities
Notes payable	$—	$71,491
Accounts payable	545,901	466,734
Compensation to employees	50,195	69,388
Accrued liabilities	307,924	245,935
Current portion of long-term debt	6,043	24,503
Discontinued current liability	—	105,739

Total current liabilities	910,063	983,790

Noncurrent liabilities
Long-term debt, less current portion	972,568	874,832
Postretirement benefit liability	531,995	538,105
Accrued pension cost	496,480	398,495
Other noncurrent liabilities	183,942	144,341
Discontinued noncurrent liability	—	18,766

Total noncurrent liabilities	2,184,985	1,974,539

Shareowners’ equity (deficit)
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	428,889	435,409
Retained earnings	1,294,412	1,360,361
Cost of common stock in treasury (2004—37,737,263 shares; 2003—38,410,885 shares)	(1,430,176)	(1,455,706)
Employee stock plans	(3,913)	(3,530)
Accumulated other comprehensive loss	(510,674)	(417,161)

Total shareowners’ equity (deficit)	(75,024)	65,811

Total liabilities and shareowners’ equity (deficit)	$3,020,024	$3,024,140

See notes to consolidated financial statements.

C ONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT)

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Common stock
Balance at beginning of year	$146,438	$146,438	$146,438

Balance at end of year	146,438	146,438	146,438
Additional paid-in capital
Balance at beginning of year	435,409	438,889	450,683
Stock option plans issuances	(3,251)	(1,926)	(16,000)
Stock units granted	4,087	2,713	—
Tax benefit of employee stock plans	346	981	7,894
Employee discount stock plan	(1,249)	—	—
Dividends on ESOP shares	(1,052)	—	—
Additional ESOP shares issued	(5,233)	(4,980)	(2,397)
Other	(168)	(268)	(1,291)

Balance at end of year	428,889	435,409	438,889
Retained earnings
Balance at beginning of year	1,360,361	1,296,805	1,164,021
Net income (loss)	(9,006)	120,133	188,794
Dividends on common stock	(56,899)	(56,524)	(56,010)
Other	(44)	(53)	—

Balance at end of year	1,294,412	1,360,361	1,296,805
Treasury stock
Balance at beginning of year	(1,455,706)	(1,473,432)	(1,527,777)
Purchase of common stock for treasury	—	(1,021)	—
Stock option plans issuances	6,253	3,414	41,777
Employee discount stock plan	2,444	—	—
Dividends on ESOP shares	2,333	—	—
Additional ESOP shares issued	13,191	14,329	13,344
Other	1,309	1,004	(776)

Balance at end of year	(1,430,176)	(1,455,706)	(1,473,432)

See notes to consolidated financial statements.

C ONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT)

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Employee stock plans
Balance at beginning of year	(3,530)	(14,120)	(23,522)
Restricted stock awards, net	(3,913)	—	2,342
ESOP shares allocated	3,530	10,590	7,060

Balance at end of year	(3,913)	(3,530)	(14,120)
Accumulated other comprehensive loss
Minimum pension liability adjustment:
Balance at beginning of year	(416,538)	(341,659)	(178,082)
Adjustment for the year, net of tax	(91,255)	(74,879)	(163,577)

Balance at end of year	(507,793)	(416,538)	(341,659)
Unrealized gains (losses) on securities:
Balance at beginning of year	1,367	(567)	1,273
Unrealized gains (losses) for the year, net of tax	434	1,553	(1,840)
Realized (gains) losses on securities included in net income	(1,801)	381	—

Balance at end of year	—	1,367	(567)
Unrealized gains (losses) on hedges:
Balance at beginning of year	—	—	944
Unrealized losses for the year, net of tax	—	—	(1,039)
Reclassification adjustment for loss included in net income	—	—	95

Balance at end of year	—	—	—
Foreign currency translation:
Balance at beginning of year	(1,990)	(10,215)	(10,432)
Translation adjustments, net of tax	(512)	8,225	217
Foreign currency translation gain included in net income	(379)	—	—

Balance at end of year	(2,881)	(1,990)	(10,215)

Balance at beginning of year	(417,161)	(352,441)	(186,297)
Total adjustments for the year	(93,513)	(64,720)	(166,144)

Balance at end of year	(510,674)	(417,161)	(352,441)

Total shareowners’ equity (deficit)	$(75,024)	$65,811	$42,139

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Net income (loss)	$(9,006)	$120,133	$188,794
Other comprehensive income (loss) items, net of income taxes
Unrealized gains (losses) on securities, net of tax	434	1,553	(1,840)
Less: Reclassification adjustment for (gain) loss included in net income	(1,801)	381	—
Unrealized gains (losses) on hedges, net of tax	—	—	(1,039)
Less: Reclassification adjustment for loss included in net income	—	—	95
Minimum pension liability adjustment, net of tax	(91,255)	(74,879)	(163,577)
Foreign currency translation, net of tax	(512)	8,225	217
Less: Reclassification adjustment for gain included in net income	(379)	—	—

Total other comprehensive loss	(93,513)	(64,720)	(166,144)

Comprehensive income (loss)	$(102,519)	$55,413	$22,650

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Operating activities
Net income (loss)	$(9,006)	$120,133	$188,794
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Net (income) loss from discontinued operations	(339)	(5,755)	2,607
Minority interests	—	—	3,732
Depreciation	168,205	164,680	162,600
Amortization	1,577	1,105	1,108
Deferred income taxes	2,636	56,660	88,643
Restructuring and related charges, net of cash paid	36,859	45,939	62,483
Asset impairment	—	11,217	—
Loss on investment	—	7,185	—
Goodwill impairment-Commercial Products	9,600	—	—
Front-load washer litigation, net of cash paid	23,092	—	—
Gain on sale, property disposition	(9,711)
Adverse judgment on pre-acquisition distributor lawsuit	10,505	—	—
Changes in working capital items
Accounts receivable	(29,207)	1,403	35,211
Inventories	(46,836)	5,801	(21,985)
Other current assets	14,444	27,422	(74,905)
Trade payables	75,095	103,095	47,589
Other current liabilities	15,711	(10,804)	(792)
Pension expense	63,024	64,779	52,561
Pension contributions	(94,324)	(268,119)	(193,108)
Postretirement benefit liability	(6,110)	20,595	12,255
Other liabilities	29,167	12,817	(8,560)
Other assets	6,736	(11,654)	(5,050)
Other	9,837	7,883	11,534

Net cash provided by continuing operating activities	$270,955	$354,382	$364,717

Investing activities
Capital expenditures-continuing operations	$(94,420)	$(199,300)	$(229,764)
Settlement of Amana purchase contract	—	11,939	—
Proceeds from business disposition, net of transaction costs	11,248	16,168	—
Proceeds from property disposition, net of transaction costs	14,251	—	—

Investing activities-continuing operations	$(68,921)	$(171,193)	$(229,764)

Financing activities
Net proceeds (reduction) of notes payable	$(71,491)	$(107,068)	$30,312
Proceeds from issuance of long-term debt	100,000	200,000	—
Repayment of long-term debt	(21,521)	(220,524)	(129,881)
Stock repurchases	—	(1,021)	—
Stock options and employee stock	5,478	1,600	26,049
Dividends on common stock	(56,899)	(56,524)	(56,010)
Dividends on minority interests	—	—	(5,577)
Purchase of Anvil LLC member interest	—	—	(99,884)
Cash from (to) discontinued operations	(280)	(1,122)	(1,952)

Financing activities-continuing operations	$(44,713)	$(184,659)	$(236,943)
Effect of exchange rates on cash	199	120	726

Increase (decrease) in cash and cash equivalents	157,520	(1,350)	(101,264)
Cash and cash equivalents at beginning of year	6,756	8,106	109,370

Cash and cash equivalents at end of year	$164,276	$6,756	$8,106

Cash flows from discontinued operations
Net cash provided by (used in) discontinued operating activities	$(4,666)	$4,050	$(5,487)
Investing activities-discontinued operations	(733)	(2,213)	(1,198)
Financing activities-discontinued operations	281	1,177	1,958

Increase (decrease) in cash-discontinued operations	$(5,118)	$3,014	$(4,727)

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts and transactions of the Company and its wholly owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Exchange rate fluctuations from translating the financial statements of subsidiaries located outside the United States into U.S. dollars are recorded in accumulated other comprehensive income in shareowners’ equity (deficit). All other foreign exchange gains and losses are included in income.

Reclassifications: Certain previously reported amounts have been reclassified to conform with the current period presentation.

Use of Estimates: The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates

Cash and Cash Equivalents: Highly liquid investments with a maturity of three months or less when purchased are considered by the Company to be cash equivalents.

Inventories: Inventories are stated at the lower of cost or market. Inventory costs are primarily determined by the last-in, first-out (LIFO) method. Costs for other inventories have been determined by the first-in, first-out (FIFO) method.

Accounts Receivable and Allowance for Doubtful Accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. Where Maytag is aware of a customer’s inability to meet its financial obligations, it specifically reserves for the potential bad debt to reduce the receivable to the amount it reasonably believes will be collected. In addition, reserves are established based on an aging of accounts receivables and applying percentages based on historical experience to age categories. The Company’s policy is to generally not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts are reviewed regularly for collectability and those deemed uncollectable are written off.

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

Intangibles: Intangibles consist principally of goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired, and trademarks acquired in business acquisitions. Goodwill is subject to annual impairment tests and Maytag’s policy for goodwill impairment testing is to calculate the fair value of reporting units on an annual basis in the fourth quarter. Fair value is determined as the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices are the best evidence of fair value and are used as the basis for the measurement where available. Where these are not available, fair value of the reporting unit can be estimated based on the present value of estimated future cash flows of the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, an additional step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. If the carrying value of goodwill on the financial statements exceeds the implied fair value of goodwill, the difference is recognized as an impairment loss. Implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. Maytag’s trademarks acquired in business acquisitions are amortized to selling, general and administrative expense over an estimated useful life of 40 years.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation expense is calculated principally on the straight-line method to amortize the cost of the assets over their estimated economic useful lives. The estimated useful lives are 15 to 45 years for buildings and improvements and 3 to 20 years for machinery and equipment.

Environmental Expenditures: The Company accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Future costs for environmental remediation obligations are not discounted to their present values.

Revenue Recognition, Shipping and Handling:

Maytag’s policy is to record revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and collection of the related receivable is probable, which is generally at the time of shipment. Revenue from servicing of products is recognized when services are performed. Service revenue is less than 5% of consolidated revenue in all years presented. Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales.

Product Return and Warranty Costs: Maytag records an estimate of product return and warranty expense at the time a product is sold in order to match revenues with the relevant expenses related to those revenues. Maytag’s product return and warranty expense is based on assumptions related to historical product returns and projected service call rates and estimated cost per service call for specific product lines. On a quarterly basis, an analysis of the product return and warranty reserve is performed to ensure its adequacy. As a result of that quarterly analysis, adjustments are made to the reserve as deemed appropriate.

Advertising and Sales Promotion: All costs associated with advertising and promoting products are expensed in the period incurred.

Financial Instruments: The Company uses foreign exchange forward contracts to manage the currency exchange risk related to sales denominated in foreign currencies. The fair values of the contracts are reflected in Other current assets or liabilities on the Consolidated Balance Sheets. Changes in the fair value of the contracts are recognized in Other-net in the Consolidated Statements of Operations.

The Company uses commodity swap agreements to manage the risk related to changes in the underlying prices for direct and indirect materials used in the manufacture of home and commercial appliances. The fair values of the contracts are reflected in Other current assets or liabilities on the Consolidated Balance Sheets. Changes in the fair value of the contracts are recognized in Other-net in the Consolidated Statements of Operations.

The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are designated as fair value hedges and the fair value of the contracts and the underlying debt obligations are reflected as Other noncurrent assets or liabilities and Long-term debt on the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the interest expense component in the Consolidated Statements of Operations. The contracts are a perfect hedge as their terms, interest rates and payment dates exactly match the underlying debt. Payments made or received are recognized in interest expense. Any terminations of fair value hedges would result in the receipt or payment of cash equal to the fair value of the contract recorded in Other noncurrent assets or liabilities. The fair value amount recorded in Long-term debt would be amortized and recognized in interest expense over the remaining life of the underlying debt.

Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock options and awards. Under APB 25, employee stock options are valued using the intrinsic method, and no compensation expense is recognized when the exercise price of options equals or is greater than the fair market value of the underlying stock on the date of grant.

The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

	January 1 2005	January 3 2004	December 28 2002
	In thousand except per share data
Net income (loss), as reported	$(9,006)	$120,133	$188,794
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,898)	(4,646)	(8,802)

Pro forma net income (loss)	$(11,904)	$115,487	$179,992

Basic earnings (loss) per share—as reported	$(0.11)	$1.53	$2.43
Diluted earnings (loss) per share—as reported	$(0.11)	$1.53	$2.40
Basic earnings (loss) per share—pro forma	$(0.15)	$1.47	$2.32
Diluted earnings (loss) per share—pro forma	$(0.15)	$1.47	$2.29

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

Comprehensive Income (Loss): Comprehensive

Income (Loss) is calculated in accordance with FASB Statement No. 130, “Reporting Comprehensive Income.” Statement No. 130 requires that unrealized gains (losses) on the Company’s available-for-sale securities, hedges, minimum pension liability adjustments, and foreign currency translation adjustments be included in accumulated other comprehensive income (loss) as a component of shareowners’ equity (deficit).

Fiscal Year

The Company uses a fiscal year that ends on the Saturday closest to December 31. Fiscal 2003 (the year ended January 3, 2004) consisted of 53 weeks while all other fiscal years presented had 52 weeks.

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

In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”) was issued providing guidance on the accounting for the effects of the Act on employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP superseded FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” The FSP was effective for the first interim or annual period beginning after June 15, 2004.

The guidance in this FSP applies only to the sponsor of a single-employer defined benefit postretirement health plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer’s share of the costs of postretirement prescription drug coverage provided by the plan. Maytag determined that its current plan was actuarially equivalent and elected to adopt the provisions of FSP FAS 106-1 at April 3, 2004. Maytag compared the Medicare Part D plan to its retiree prescription drug coverage using actuarial equivalencies and reflecting the retiree premiums and cost sharing provisions of the various plans. This analysis showed Maytag’s current plans provide more valuable benefits to retirees than the Medicare Part D plan. The final guidance of FSP

FAS 106-2 did not differ materially from FSP FAS 106-1. On January 21, 2005, the Department of Health and Human Services’ Centers for Medicare & Medicaid Services (CMS) released final regulations regarding the Medicare prescription drug benefit and other key elements of the Act. While Maytag has not re-tested its plans under the actuarial equivalence test described in the final regulations, it still believes the current plans will meet the actuarial equivalence requirements necessary to receive the Medicare reimbursement.

Maytag estimates the net effect on current post-65 per capita medical and prescription drug costs to be a reduction of approximately 11-14% due to the Medicare reimbursement. The changes are assumed to have no impact on future participation rates in Maytag’s post-65 prescription drug programs.

The Company has reduced its accumulated benefit obligation (ABO) for the subsidy related to benefits attributed to past service by $52.8 million. A portion of this reduction was recognized on the Consolidated Balance Sheet in 2004 through amortization with the remainder to be recognized in future years. The effect of the subsidy on the measurement of net periodic postretirement cost for 2004 was $8.6 million recognized evenly throughout the fiscal year. The effect included lower amortization of actuarial losses of $4.3 million, lower service costs of $0.8 million, and lower interest costs on the ABO of $3.5 million. For further information on postretirement costs, see “Postretirement Benefits” section in the Notes to Consolidated Financial Statements.

Inventory Costs

In the fourth quarter of 2004, the FASB issued Statement No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4. The amendments made by Statement No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are to be recognized as current-period charges and will require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Maytag expects the adoption to have little impact on its consolidated financial position, results of operations, or cash flows.

Share Based Payments

In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment”, which replaces Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R establishes accounting standards for equity instruments that an entity exchanges for goods or services. It also addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for share-based payment transactions as it relates to employee services. SFAS No. 123R requires a public entity to measure an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). If an employee terminates before the vesting period expires, any compensation cost recognized to date for that individual’s equity instrument is to be reversed at the date of termination. The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

SFAS No. 123R eliminates the alternative to use ABP Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. Under ABP Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No 123 also required pro forma disclosure showing the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of Statement No. 123. After a phase-in period for Statement No. 123R, this type of disclosure will no longer be allowed.

Alternative phase-in methods are allowed under Statement No. 123R, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While Maytag has not yet determined the phase-in method, it does not believe that any of the phase-in methods will have a material effect on the Company’s Consolidated Statement of Operations or Balance Sheet.

Discontinued Operations

During 2001, the Company committed to a plan to dispose of its 50.5 percent owned joint venture in China, Rongshida-Maytag. A charge was recorded in the fourth quarter of 2001 of approximately $42.3 million to write down the Company’s interest in the net assets of Rongshida-Maytag to its fair value less cost to dispose. In 2003, the Company recorded an additional after-tax loss of $3.3 million to further write down its investment in Rongshida-Maytag to an adjusted fair value less costs to dispose. In the third quarter of 2004, Maytag completed the sale of its interest in the joint venture for net proceeds of $11.2 million, resulting in an after-tax gain on sale of $0.3 million which was recorded as income from discontinued operations.

During 2001, a $59.5 million net loss was recorded on the sale of Blodgett. The sale included $18.2 million of notes receivable for which the Company recorded a valuation reserve of $9.7 million due to the credit status of the buyer ($8.5 million, net). In 2003, Maytag received payments of $16.2 million in principal and $3.3 million of accrued interest against these notes receivable. Based on the cash payments received and the improved financial position of the buyer, the Company reversed the $9.7 million reserve and recognized a gain in discontinued operations in 2003.

Restructuring Charges

The tables below show an analysis of the Company’s reserves for restructuring charges:

Description of reserve	Balance December 29, 2001	Charged to Earnings 2002	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Balance December 28, 2002
	(in thousands)
Severance and related expense	$6,903	$4,128	$—	$(4,629)	$(2,292)	$4,110
Asset write-downs and accelerated depreciation	—	28,627	—	—	(28,627)	—
Reserve on asset held-for-sale	1,570	—	—	—	—	1,570

Total	$8,473	$32,755	$—	$(4,629)	$(30,919)	$5,680

Description of reserve	Balance December 28, 2002	Charged to Earnings 2003	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Balance January 3, 2004
	(in thousands)
Severance and related expense	$4,110	$26,842	$—	$(15,626)	$—	$15,326
Moving of equipment	—	3,364	—	(3,364)	—	—
Asset write-downs and accelerated depreciation	—	29,532	—	—	(29,532)	—
Reserve on asset held-for-sale	1,570	—	—	—	—	1,570

Total	$5,680	$59,738	$—	$(18,990)	$(29,532)	$16,896

Description of reserve	Balance January 3, 2004	Charged to Earnings 2004	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Balance January 1, 2005
	(in thousands)
Severance and related expense	$15,326	$37,999	$(1,985)	$(30,822)	$—	$20,518
Moving of equipment	—	981	—	(981)	—	—
Asset write-downs and accelerated depreciation	—	30,174	—	—	(30,174)	—
Excess inventory	—	1,453	—	—	(1,453)	—
Purchase commitment	—	1,610	—	—	—	1,610
Other		1,096		(1,096)	—	—
Reserve on asset held-for-sale	1,570	—	(1,570)	—	—	—

Total	$16,896	$73,313	$(3,555)	$(32,899)	$(31,627)	$22,128

In the fourth quarter of 2002, Maytag announced that it would close its refrigeration manufacturing facility in Galesburg, Illinois by December 2004. It ceased production there in September 2004. In connection therewith, the Company recorded $36.5 million, $48.4 million and $67.1 million in 2004, 2003 and 2002, respectively, in pre-tax restructuring and related charges, including $33.0 million, $44.7 million and $32.8 million for asset impairments, accelerated depreciation and severance and related costs. The remaining $34.3 million charge in 2002 involved pension and postretirement health care benefit curtailments that were charged to the Accrued pension cost and Postretirement benefit liability on the Consolidated Balance Sheets. Cash expenditures related to the facility closing were $16.3 million and $8.0 million in 2004 and 2003, respectively. There were no cash expenditures in 2002. The closure of the facility has resulted in a workforce reduction of approximately 1,400 positions through the end of 2004. Hourly production workers held the majority of these positions. Approximately 90 positions with an associated distribution center remain, but are expected to be eliminated by the end of the first quarter of 2005. Refrigeration production has been moved to an existing facility in Amana, Iowa and a new factory in Reynosa, Mexico. Also, the manufacturing of certain other refrigeration products has been sourced to a third party. All of these charges were recorded within the Home Appliances segment.

In the second quarter of 2003, Maytag implemented a restructuring program consisting primarily of a salaried workforce reduction of 510 jobs. A pre-tax charge of $16.5 million was recorded in the second quarter of 2003, including $11.3 million of severance and related costs. The remaining $5.2 million charge was for early retirement incentives recorded as an increase in Accrued pension cost. Total cash expenditures related to this charge were approximately $0.2 million and $11 million in 2004 and 2003, respectively. The Company recorded $16.3 million and $0.2 million of these charges in the Home Appliances and Commercial Products segments, respectively.

In the first quarter of 2004, the Company sold a former cooking appliance manufacturing facility in Indianapolis, Indiana. In 1996, the Company had ceased production at the facility, classified the net assets as held-for-sale and reduced the property’s carrying value to its estimated realizable value. The ultimate amount realized resulted in a $1.6 million reversal of the reserve recorded against those net assets. This reversal was netted against the pre-tax restructuring and related charges within the Home Appliances segment.

In the second quarter of 2004, the Company announced a comprehensive restructuring plan to consolidate the Hoover floor care, Maytag Appliances, and corporate headquarters organizations. Pre-tax restructuring and related charges of $34.9 million were recorded in 2004, primarily for severance and related costs as well as impaired assets. Cash expenditures in 2004 were $16.6 million. The restructuring plan will result in an overall workforce reduction of approximately 1,100 positions, of which 90 percent had been eliminated by the end of 2004. The remaining reductions are expected to be completed by the end of the first quarter of 2005. Nearly all of the expenses were recorded in the Home Appliances segment. The Company expects to incur total restructuring and related charges of $40 million related to this plan, with the remainder (approximately $5 million) to be incurred in 2005.

Loss on Investments

In the fourth quarter of 2003, Maytag ceased funding the operations of a company with robotic technology for the floor care industry in which it had a remaining investment of $7.2 million accounted for under the equity method. Because of continuing projected negative cash flows, the investment would have required on-going financial support. Therefore, Maytag determined that the impairment of the investment was other than temporary and recorded the $7.2 million charge as a loss on investment in the Consolidated Statements of Operations.

Asset Impairment

In the fourth quarter of 2003, Maytag negotiated a new union contract covering the employees at its North Canton, Ohio, facility, a primary location for floor care production. As a result of certain contract provisions, the Company exited a product line in the first quarter of 2004. Maytag recorded within the Home Appliances segment an $11.2 million non-cash impairment charge in the fourth quarter of 2003 for the assets employed in that product line. These assets were written down to fair value based on prices for similar assets.

Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Maytag’s policy for goodwill impairment testing is to calculate the fair value of reporting units on an annual basis in the fourth quarter. The fair value is calculated as the net present value of future cash flows that are determined from Maytag’s annual business planning process. Because the commercial cooking reporting unit experienced significant unanticipated operating losses in the first half of 2004, the Company performed a goodwill impairment test based on present value of future cash flows in the second quarter. As a result of this test, goodwill in the commercial cooking business was reduced from $14.1 million to $4.5 million and Maytag recorded a $9.6 million charge for goodwill impairment related to the commercial cooking equipment business. The charge was reported as a separate line item in the Consolidated Statements of Operations and was recorded in the Commercial Products segment. During the fourth quarters of 2004, 2003 and 2002, Maytag performed the required impairment tests of goodwill across all reporting units and determined that no additional adjustment was necessary to the carrying value.

Maytag currently has no indefinite lived intangible assets other than goodwill. For intangibles that remain subject to amortization provisions, amortization expense is expected to be approximately $1.7 million per year for 2005 and 2006, $1.8 million for 2007, $1.9 million for 2008, and $1.1 million for 2009.

In 2001, the Company acquired Amana Appliances. The purchase contract contained a price adjustment mechanism that was ultimately settled in 2003, resulting in a payment to Maytag of $13.5 million. The $13.5 million settlement included $1.6 million of interest with the remaining $11.9 million of the settlement recorded as a reduction to the originally recorded $20.5 million of goodwill.

Inventories

Inventories consisted of the following:

	January 1 2005	January 3 2004
	In thousands
Raw materials	$86,416	$76,024
Work in process	40,600	51,422
Finished goods	476,588	415,767
Supplies	11,791	9,423

Total FIFO cost	615,395	552,636
Less excess of FIFO cost over LIFO	100,074	84,291

Inventories	$515,321	$468,345

Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 89 percent and 91 percent of the Company’s inventories at January 1, 2005 and January 3, 2004, respectively.

Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities consisted of the following:

	January 1 2005	January 3 2004
	In thousands
Deferred tax assets (liabilities):
Property, plant and equipment	$(126,633)	$(132,696)
Postretirement benefit liability	204,610	200,427
Product warranty/liability accruals	75,829	56,451
Pensions and other employee benefits	155,605	124,410
Advertising and sales promotion accruals	8,219	7,836
Capital losses	38,574	32,650
Other — net	8,102	1,888

	364,306	290,966
Less valuation allowance for deferred tax assets	55,016	44,096

Net deferred tax assets	$309,290	$246,870

Recognized in Consolidated Balance Sheets:
Deferred tax assets — current	$55,862	$63,185
Deferred tax assets — noncurrent	253,428	183,685

Net deferred tax assets	$309,290	$246,870

The Company has both recognized and unrecognized capital loss carryforwards for tax purposes. These capital losses can only be offset against capital gains and expire five years after they are realized. The Company has $102.2 million of capital loss carryforwards at January 1, 2005 that will begin to expire at December 31, 2006. The change in the valuation allowance in 2004 compared to 2003 shown in the table above resulted primarily from the generation of capital losses in 2004 with no tax benefit as well as U.S. losses with no tax benefit.

Components of the provision for income taxes consisted of the following:

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Current provision (benefit):
Federal	$(16,627)	$(4,702)	$26,719
State	(979)	(1,586)	2,654
Foreign	2,997	8,010	(490)

	(14,609)	1,722	28,883

Deferred provision (benefit):
Federal	5,629	50,524	64,714
State	(1,936)	6,781	6,926
Foreign	(1,057)	(645)	—

	2,636	56,660	71,640

Income tax expense (benefit)	$(11,973)	$58,382	$100,523

The reconciliation of income tax expense (benefit) applying the United States federal statutory tax rate as compared to the Company’s effective tax rate consisted of the following:

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
Income tax expense (benefit) applying U.S. statutory rates to income (loss) before income taxes and minority interests:	$(7,461)	$60,466	$103,480
Increase (reduction) resulting from:
U.S. tax credits	(3,005)	(4,038)	(3,506)
Medicare reimbursement not subject to tax	(3,000)	—	—
Export sales U.S tax benefit	(2,950)	(2,450)	(3,257)
State income taxes, net of federal tax benefit	(1,840)	3,377	6,176
Difference between foreign and U.S. rates	(1,592)	(617)	5
Audit settlement	(1,166)	(1,824)	—
Difference due to minority interest	—	—	(2,281)
U.S. losses with no tax benefit	6,016	2,672	819
Generation/(utilization) of capital loss	3,088	2,135	(2,821)
Other—net	(63)	(1,339)	1,908

Income tax expense (benefit)	$(11,973)	$58,382	$100,523

Maytag’s income (loss) before taxes from foreign entities was $13.3 million, $9.6 million and $(3.8) million in 2004, 2003, and 2002, respectively. Since the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $31.8 million at January 1, 2005), taxes that would result from potential distributions have only been provided on the portion of such earnings projected to be distributed in the future. If such earnings were distributed beyond the amount for which taxes have been provided, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the United States.

Income tax refunds received, net of all federal, state and foreign taxes paid, during 2004 and 2003 were $34 million and $29 million, respectively. Federal, state and foreign income taxes paid, net of refunds received, during 2002 were $54 million. The cumulative tax effect of the minimum pension liability adjustment component of comprehensive income was $311.2 million and $255.3 million in 2004 and 2003, respectively. For 2004 and 2003, the tax effects of the cumulative foreign currency translation adjustment loss component of comprehensive income (loss) was recorded as a deferred tax asset with corresponding valuation allowance. For 2003, the tax effects of the cumulative unrealized gain and loss on securities component of comprehensive income (loss) was recorded as a deferred tax liability with corresponding valuation allowance.

Notes Payable

The Company had no notes payable outstanding as of January 1, 2005. At January 3, 2004, notes payable were $71.5 million and consisted of commercial paper borrowings. The weighted-average interest rate on commercial paper borrowings was 1.1 percent at January 3, 2004.

Maytag has a three-year $300 million credit agreement that expires March 5, 2007. The credit agreement includes financial covenants related to interest coverage and the ratio of debt to earnings before interest, taxes, depreciation and amortization. During 2004, Maytag obtained amendments to the credit agreement that provided it with additional flexibility for compliance with the financial covenants. The Company was in compliance with these covenants at the end of 2004 and expects to remain in compliance with these covenants in 2005 based on its current operating plans. However, if Maytag’s business performance does not meet these expectations, Maytag may need to seek further amendments to the credit agreement. A failure to comply with the covenants in the credit agreement or any other event of default under the credit agreement would adversely impact Maytag’s ability to borrow funds under the credit agreement or through the sale of commercial paper. As of January 1, 2005, there was no balance outstanding on this credit agreement.

Long-Term Debt

Long-term debt consisted of the following:

	January 1 2005	January 3 2004
	In thousands
Medium-term notes, maturing from 2005 to 2015, from 5% to 9.03% with interest payable semiannually	$726,230	$643,230
Public Income NotES, with interest payable quarterly:
Due August 1, 2031 at 7.875%	250,000	250,000
Employee stock ownership plan notes payable semiannually through July 2, 2004 at 5.13%	—	3,530
Other	2,381	2,575

Total	978,611	899,335
Less current portion of long-term debt	6,043	24,503

Long-term debt	$972,568	$874,832

Interest paid on notes payable and long-term debt during 2004, 2003 and 2002 was $57.3 million, $65.0 million and $72.5 million, respectively. When applicable, the Company capitalizes interest incurred on funds used to construct property, plant and equipment. Interest capitalized during 2004, 2003 and 2002 was $0.9 million, $2.7 million and $1.1 million, respectively.

The aggregate maturities of long-term debt in each of the next five years and thereafter are as follows (in thousands): 2005—$6,043; 2006—$412,297; 2007—$8,000; 2008—$0; thereafter—$552,271.

In 2004, the Company issued $100 million in medium-term notes with a fixed interest rate of 6.45 percent due August 15, 2014.

In 2003, the Company issued $200 million in medium-term notes with a fixed interest rate of 5.0 percent due May 15, 2015.

The Public Income NotES grant the Company the right to call the notes, at par, upon 30 days’ notice, after August 6, 2006.

The Company enters into interest rate swap contracts to exchange the interest rate payments associated with long-term debt to variable rate payments based on LIBOR plus an agreed upon spread. For additional disclosures regarding the Company’s interest rate swap contracts, see “Financial Instruments” section in the Notes to Consolidated Financial Statements.

Accrued Liabilities

Accrued liabilities consisted of the following:

	January 1 2005	January 3 2004
	In thousands
Warranties	$80,632	$74,873
Advertising and sales promotion	87,359	70,797
Other	139,933	100,265

Accrued liabilities	$307,924	$245,935

Other accrued liabilities primarily contain accruals for restructuring reserves, litigation, extended service plans, taxes, interest payable and insurance.

Warranty Reserve

Maytag provides a basic limited warranty for all of its major appliance, floor care and commercial products. Changes in warranty liability during fiscal 2004, 2003 and 2002 are as follows:

	Year ended
Warranty reserve (in thousands)	January 1, 2005	January 3, 2004	December 28, 2002
Balance at beginning of period	$103,226	$100,489	$111,725
Warranties accrued during the period	126,908	115,032	108,416
Settlements made during the period	(121,162)	(121,109)	(112,884)
Changes in liability for adjustments during the period, including expirations	5,933	8,814	(6,768)

Balance at end of period	$114,905	$103,226	$100,489

Warranty reserve-current portion	$80,632	$74,873	$74,284
Warranty reserve-noncurrent portion	34,273	28,353	26,205

Total warranty reserve at January 1, 2005	$114,905	$103,226	$100,489

In addition to the basic limited warranty, an optional extended warranty is offered to retail purchasers of the Company’s major appliances. Sales of extended warranties are recorded as deferred revenue within accrued and noncurrent liabilities on the Consolidated Balance Sheet. Certain costs directly associated with sales of extended warranties are deferred within other current and noncurrent assets on the Consolidated Balance Sheet. The deferred revenue and associated costs are amortized into income on a straight-line basis over the length of the extended warranty contracts. Payments on extended warranty contracts are expensed as incurred.

Pension Benefits

The Company provides noncontributory defined benefit pension plans for most employees. Plans covering salaried, management and some nonunion hourly employees generally provide pension benefits that are based on an average of the employee’s earnings and credited service. Plans covering union hourly and other nonunion hourly employees generally provide benefits of stated amounts for each year of service. The Company’s funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that the Company may determine to be appropriate. In 2003, certain Maytag employees were given a one-time opportunity to transfer their pension to a cash balance pension plan. Approximately 45 percent of all the Company’s employees participate in the cash balance plan.

The reconciliation of the beginning and ending balances of the projected benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:

	January 1 2005	January 3 2004
	In thousands
Change in projected benefit obligation: Benefit obligation at beginning of year	$1,624,709	$1,495,255
Service cost	28,887	31,365
Interest cost	103,220	101,479
Amendments	(5,721)	820
Actuarial loss	177,537	121,686
Benefits paid	(127,485)	(133,313)
Curtailments/settlements	(381)	5,854
Other (foreign currency)	1,080	1,563

Benefit obligation at end of year	1,801,846	1,624,709

Change in plan assets:
Fair value of plan assets at beginning of year	1,044,777	854,005
Actual return on plan assets	104,162	129,134
Employer contributions through measurement date	224,472	193,119
Benefits paid	(127,485)	(133,313)
Other (foreign currency)	975	1,832

Fair value of plan assets at end of year	1,246,901	1,044,777

Funded status of plan	(554,945)	(579,932)
Unrecognized actuarial loss	879,210	725,179
Unrecognized prior service cost	49,051	66,615
Unrecognized transition assets	(233)	(240)
Employer contributions subsequent to measurement date	—	130,000

Net amount recognized	$373,083	$341,622

	January 1 2005	January 3 2004
	In thousands
Amounts recognized in the Consolidated Balance Sheets consisted of:
Prepaid pension cost	$1,492	$1,666
Intangible pension asset	49,051	66,615
Accrued pension cost (net of contributions subsequent to measurement date)	(496,480)	(398,495)
Accumulated other comprehensive income (pretax)	819,020	671,836

Net pension asset	$373,083	$341,622

The cumulative tax effect of the minimum pension liability adjustment component of accumulated comprehensive income was $311.2 million and $255.3 million in 2004 and 2003, respectively. These were recorded as deferred tax assets on the Consolidated Balance Sheets. On a net of tax basis, the minimum pension liability components of accumulated comprehensive income within shareowners’ equity were $507.8 million and $416.5 million as January 1, 2005 and January 3, 2004, respectively.

As allowed by FASB Statement No. 87, “Employers’ Accounting for Pensions,” the Company uses a September 30 measurement date to compute its minimum pension liability. Subsequent to the measurement date in 2003, Maytag made a cash contribution of $130 million to the pension plan that reduced accrued pension cost on the Consolidated Balance Sheets as of January 3, 2004.

Assumptions used in determining net periodic pension cost for the plans in the United States consisted of the following:

	2004	2003	2002
Discount rates	6.50%	7.00%	7.50%
Rates of increase in compensation levels
Salaried locations	4.00%	4.25%	4.75%
Nonunion hourly locations	3.00%	3.00%	3.25%
Expected long-term rate of return on assets	8.75%	8.75%	9.00%

Maytag’s overall expected long-term rate of return on assets is 8.75%. This is based on the asset allocation within the plan assets as well as the historical and future expected returns for each of the asset classes within the portfolio. The future expected returns on the asset classes are based on current market factors such as interest rates and expected market returns. Maytag determines the asset return component of pension expense on a market-related valuation of assets that smoothes actual returns and reduces year-to-year net periodic pension cost volatility. As of January 1, 2005, Maytag had cumulative asset losses of approximately $145 million, which remain to be recognized in the calculation of the market-related value of assets.

Assumptions used in determining projected benefit obligations for the plans in the United States consisted of the following:

	2004	2003	2002
Discount rates	6.00%	6.50%	7.00%
Rates of increase in compensation levels
Salaried locations	4.00%	4.00%	4.25%
Nonunion hourly locations	3.00%	3.00%	3.00%

Due to an increase in the fair market value of the assets in 2004, the under-funded status of the pension plan decreased from $579.9 million at January 3, 2004 to $554.9 million at January 1, 2005. This was partially offset by an increase in the pension benefit obligation. The fair market value of the assets increased due to employer contributions and gains on plan assets which more than offset benefit payments. The primary reasons for the increase in the pension benefit obligation were interest costs and $177.5 million in actuarial losses. The actuarial losses were primarily the result of a revision to the discount rate assumption.

The components of net periodic pension cost consisted of the following:

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Components of net periodic pension cost:
Service cost	$28,887	$31,365	$33,352
Interest cost	103,220	101,479	96,902
Expected return on plan assets	(114,413)	(100,939)	(96,580)
Amortization of transition assets	(26)	2	(163)
Amortization of prior service cost	11,872	13,272	15,399
Recognized actuarial loss	33,865	19,000	3,651
Curtailments/settlements	(381)	5,791	26,284

Net periodic pension cost	$63,024	$69,970	$78,845

Net periodic pension cost for 2003 included a curtailment charge of $5.2 million for early retirement incentives related to a salaried workforce reduction. Net periodic pension cost for 2002 included a curtailment charge of 26.3 million related to the announced closing of the Galesburg manufacturing facility (see “Restructuring Charges” section in the Notes to Consolidated Financial Statements).

The accumulated benefit obligation for all pension plans as of the 2004 and 2003 measurement dates was $1,741,747 and $1,571,534, respectively (in thousands).

	Year ended
Pension plans with an accumulated benefit obligation in excess of plan assets	January 1 2005	January 3 2004
	(in thousands)
Projected benefit obligation	$1,801,846	$1,624,709
Accumulated benefit obligation	1,741,747	1,571,534
Fair value of plan assets	1,246,901	1,044,777

Maytag employs a total investment return approach whereby a mix of equity and debt securities are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and debt securities. Furthermore, equity investments are diversified across domestic and international stocks as well as large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The target allocation of equity securities is 68 percent of the plan assets. The target allocation of debt securities is 32 percent of the plan assets. The asset allocation as of the measurement date reflects the target allocation.

Below is a table summarizing Maytag’s expected future pension benefit payments over the next ten years (in thousands):

2005	$138,072
2006	137,241
2007	141,469
2008	141,702
2009	142,894
2010 to 2014	746,101

In 2005, Maytag plans to make approximately $100 million in voluntary contributions to the pension plan.

Postretirement Benefits

The Company provides postretirement health care and life insurance benefits for certain employee groups in the United States. Most of the postretirement plans are contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded and these benefits are subject to change. Death benefits for certain retired employees are funded as part of, and paid out of, pension plans.

The reconciliation of the beginning and ending balances of the accumulated benefit obligation, the unfunded status of plans and the amounts recognized in the Consolidated Balance Sheets consisted of the following:

	January 1 2005	January 3 2004
	In thousands
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$793,250	$729,202
Service cost	10,531	20,137
Interest cost	43,077	46,539
Actuarial loss	164,085	82,648
Curtailments	(236)	—
Amendments	(87,500)	(35,400)
Benefits paid	(57,610)	(49,876)

Benefit obligation at end of year	865,597	793,250

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	57,610	49,876
Benefits paid	(57,610)	(49,876)

Fair value of plan assets at end of year	—	—

Unfunded status of plan	(865,597)	(793,250)
Unrecognized actuarial loss	437,307	289,079
Unrecognized prior service benefit	(103,705)	(33,934)

Postretirement benefit liability	$(531,995)	$(538,105)

New collective bargaining agreements at the North Canton, Ohio, floor care production facility and the Newton, Iowa, laundry production facility, effective in 2004, provided for the elimination of postretirement medical benefits for affected employees on a transitional basis. Maytag also recorded a decrease in ongoing postretirement medical expenses associated with the Galesburg, Illinois refrigeration production facility. In 2003, Maytag eliminated the postretirement benefits for salaried employees. The impact of these changes in benefits is reflected in the amendments and unrecognized prior service benefits in the above table. This benefit will be amortized and recognized as a reduction in expense in current and future years.

As allowed by FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the Company uses a September 30 measurement date to compute its postretirement benefit liability.

Assumptions used in determining net periodic postretirement benefit cost consisted of the following:

	2004	2003	2002
Health care cost trend rates (1):
Current year	8.00%	10.0%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year in which the ultimate trend rate is reached	2007	2007	2005
Discount rates	6.50%	7.00%	7.50%

(1)	Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

Assumptions used in determining accumulated benefit obligation consisted of the following:

	2004	2003
Health care cost trend rates (1):
Next fiscal year	10.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year in which the ultimate trend rate is reached	2010	2007
Discount rates	6.00%	6.50%

(1)	Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

The actuarial losses of $164.1 million and $82.6 million in the reconciliation of the 2004 and 2003 accumulated benefit obligation primarily represent the impact of the change in the assumptions described above. The plans were amended in 2004, 2003 and 2002 to include additional cost-sharing features for employees.

The components of net periodic postretirement cost consisted of the following:

	Year Ended
	January 1, 2005	January 3 2004	December 28 2002
	In thousands
Components of net periodic postretirement cost:
Service cost	$10,531	$20,137	$17,973
Interest cost	43,077	46,539	36,114
Amortization of prior service benefit	(17,730)	(7,030)	(1,234)
Recognized actuarial loss	15,622	11,063	—
Curtailment (gains) losses	(237)	—	8,073

Net periodic postretirement cost	$51,263	$70,709	$60,926

Net periodic postretirement medical expense decreased in 2004 as the result of new collective bargaining agreements described above and the decrease in postretirement medical expenses associated with the closing of the refrigeration production facility in Galesburg, Illinois. Maytag’s adoption of FSP 106-b in conjunction with the change in Medicare prescription drug coverage further reduced these costs (see “Impact of Recently Issued Accounting Standards” section in the Notes to Consolidated Financial Statements). The net periodic postretirement cost in 2002 included a curtailment charge related to the announced closing of the Galesburg facility (see “Restructuring and Related Charges” section in the Notes to Consolidated Financial Statements).

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a one-percentage-point change in assumed health care cost trend rates consisted of the following:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
	In thousands
Increase/(decrease) in total postretirement service and interest cost components	$6,779	$(6,049)
Increase/(decrease) to postretirement benefit obligation	86,906	(78,318)

Below is a table summarizing Maytag’s expected future postretirement benefit payments over the next ten years (in thousands):

2005	$60,000
2006	61,000
2007	64,000
2008	67,000
2009	69,000
2010 to 2014	345,000

Leases

The Company leases real estate, machinery, equipment and automobiles under operating leases, some of which have renewal options. Generally, the Company’s leases do not have contingent rentals, significant restrictions or penalties or residual value guarantees. Generally, Maytag’s real estate leases do not contain termination rights and therefore, the Company may be required to attempt to sublease a facility it vacates. Rental expense for operating leases amounted to $36.9 million, $34.3 million, and $33.3 million for 2004, 2003, and 2002, respectively.

Future minimum lease payments for operating leases as of January 1, 2005 consisted of the following:

Year Ending	In thousands
2005	$31,312
2006	26,792
2007	20,080
2008	13,548
2009	8,906
Thereafter	25,417

Total minimum lease payments	$126,055

Financial Instruments

The Company uses foreign currency exchange forward contracts to manage the currency exchange risk related to sales denominated in foreign currencies. The counterparties to the contracts are high credit quality international financial institutions. Forward contracts used by the Company primarily include contracts for the exchange of Canadian dollars to U.S. dollars to hedge the sale of appliances manufactured in the United States and sold to customers in Canada. The fair values of the contracts gave rise to a loss of $4.8 million as of January 1, 2005, and a loss of $3.5 million as of January 3, 2004. The cumulative decline in the fair value of these contracts is recorded in Other accrued liabilities on the Consolidated Balance Sheets. The gains and losses on contracts were not significant in 2004 and 2002. In 2003, a $5.9 million loss was recorded from foreign currency exchange rate fluctuation. As of January 1, 2005 and January 3, 2004, the Company had open foreign currency forward contracts, all with maturities of less than twelve months, in the amount of $108.5 million and $131.2 million, respectively.

The Company periodically uses commodity swap agreements to manage the risk related to changes in the underlying prices for direct and indirect materials used in the manufacture of its products. The fair value of these contracts approximated cost as of January 1, 2005 and a gain of $1.3 million as of January 3, 2004 was recognized in Other current assets on the Consolidated Balance Sheets. For 2004, 2003 and 2002, $1.2 million of losses, $0.7 million of gains, and $0.5 million of losses, respectively from these contracts were recognized in Other-net in the Consolidated Statement of Operations. As of January 1, 2005 and January 3, 2004, the Company had open commodity swap contracts, all with maturities of less then twelve months, in the amount of $4.3 million and $3.5 million respectively.

The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. To manage associated cost of this debt, the Company enters into interest rate swaps, in which the Company agrees to exchange, at specified intervals, the difference between interest amounts calculated by reference to an agreed upon notional principal amount. These swap contracts are used to hedge the fair value of certain medium term notes. The contracts are a perfect hedge as their terms, interest rates and payment dates exactly match the underlying debt. At January 1, 2005 and January 3, 2004, the Company had outstanding interest rate swap agreements with notional amounts totaling $450 million and $375 million, respectively. Under these agreements, the Company receives weighted average fixed interest rates of 6.46 percent and pays floating interest rates based on LIBOR rates plus an agreed upon spread, or a weighted average interest rate of 6.27 percent, as of January 1, 2005. Maytag had interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations with a fair market value as of January 1, 2005 and January 3, 2004 of $5.0 million and $8.8 million less than the initial fair value, respectively, with the change due mainly to increases in interest rates. The fair value of the hedge instruments and the underlying debt obligations are reflected as Other noncurrent liabilities and a reduction of Long-term debt on the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the Interest expense component in the Consolidated Statements of Operations. Payments made or received are recognized in Interest expense.

Financial instruments that subject the Company to concentrations of credit risk primarily consist of accounts receivable from customers. The majority of the Company’s sales are derived from the Home Appliances segment that sells predominantly to retailers. These retail customers range from major national chains to independent retail dealers and distributors. In some instances, the Company retains a security interest in the product sold to customers. The assessed credit risk for existing accounts receivable is provided for in the allowance for doubtful accounts.

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

The carrying amounts and fair values of the Company’s financial instruments, consisted of the following:

	January 1, 2005		January 3, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	In thousands
Cash and cash equivalents	$164,276	$164,276	$6,756	$6,756
Accounts receivable	629,901	629,901	596,832	596,832
Notes payable	—	—	(71,491)	(71,491)
Long-term debt	(978,611)	(1,014,286)	(899,335)	(944,292)
Interest rate swaps-non-trading	(4,967)	(4,967)	(8,751)	(8,751)
Foreign currency contracts	(4,838)	(4,838)	(3,499)	(3,499)
Commodity swap contracts	(34)	(34)	1,278	1,278

For additional disclosures regarding the Company’s notes payable and long term debt, see the “Notes Payable” and “Long-Term Debt” sections in the Notes to Consolidated Financial Statements.

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

In the event of a change of Company control, all outstanding stock options become immediately exercisable under the above described plans. There were 696,441 and 1,462,347 shares available for future stock grants under the 2002 plan at January 1, 2005 and January 3, 2004, respectively.

The Company has elected to follow APB 25, “Accounting for Stock Issued to Employees,” and recognizes no compensation expense for stock options as the option price under the plan equals or is greater than the fair market value of the underlying stock at the date of grant. Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model. For a table showing the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, see “Summary of Significant Accounting Policies” section in the Notes to Consolidated Financial Statements.

The Company’s weighted-average assumptions consisted of the following:

	2004	2003	2002
Risk-free interest rate	3.89%	3.50%	3.52%
Dividend yield	3.84%	2.75%	2.55%
Stock price volatility factor	0.38	0.38	0.35
Weighted-average expected life (years)	5	5	5
Weighted-average fair value of options granted-stock price equals grant price	$5.47	$7.63	$7.64

For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options’ vesting period.

Stock option activity consisted of the following:

	Average Price	Option Shares
Outstanding December 29, 2001	32.16	8,674,446
Granted-stock price equals grant price	27.18	834,750
Exercised	21.44	(1,101,875)
Canceled or expired	38.04	(647,519)

Outstanding December 28, 2002	32.65	7,759,802
Granted-stock price equals grant price	25.93	1,040,600
Exercised	16.52	(90,047)
Canceled or expired	41.26	(705,383)

Outstanding January 3, 2004	31.20	8,004,972
Granted-stock price equals grant price	20.29	714,800
Exercised	18.17	(165,880)
Canceled or expired	34.21	(508,276)

Outstanding January 1, 2005	30.31	8,045,616
Exercisable options:
December 28, 2002	35.11	5,061,748
January 3, 2004	32.98	5,513,604
January 1, 2005	32.20	6,222,987

Information with respect to stock options outstanding and stock options exercisable as of January 1, 2005 consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$17.63-$24.86	1,673,470	5.0	19.18	998,922	18.69
$25.25-$26.65	1,584,131	8.4	25.86	461,814	25.56
$27.34-$35.56	3,032,071	5.5	29.94	3,017,573	29.94
$40.47-$47.21	1,727,985	4.5	45.39	1,716,719	45.40
$56.88-$70.94	27,959	4.1	57.25	27,959	57.25

	8,045,616			6,222,987

In 2004, the Company issued restricted stock units to certain executives, a portion of which vests and is exercisable based on Maytag’s stock price three years from the date of grant with the remaining units exercisable three years from the date of grant. The stock units allow the holder to convert one stock unit into one common share at exercise. The fair value of $4.0 million was calculated based on the market value of the stock units at the date of grant and is being amortized as expense ($0.1 million incurred in 2004) over the three-year vesting period. As of January 1, 2005, there were 203,300 of these restricted stock units outstanding.

In 2003, the Company issued restricted stock units to various directors in conjunction with the termination of a director pension plan. The stock units allow the holder to convert one stock unit into one common share at the later of retirement or age 70. All of these stock units are vested and dividends are paid out in the form of additional stock units. The fair value of $2.7 million was recognized as expense based on the fair market value of the stock units at the date of grant. As of January 1, 2005, there were 62,075 of these restricted stock units outstanding.

Employee Stock Ownership Plan

The Company established an Employee Stock Ownership Plan (ESOP) and a related trust issued debt and used the proceeds to acquire shares of the Company’s stock for future allocation to ESOP participants. ESOP participants generally consist of all United States employees except certain groups covered by a collective bargaining agreement. The remaining ESOP debt was paid in 2004. The Company had guaranteed the ESOP debt and reflected it on the Consolidated Balance Sheets as Long-term debt with an offsetting amount shown in the Shareowners’ equity section on the Consolidated Balance Sheets. Dividends earned on the allocated and unallocated ESOP shares were used to service the debt. The Company was obligated to make annual cash contributions to the ESOP trust to the extent the dividends earned on the shares were less than debt service requirements. As the debt was repaid, shares were released and allocated to plan participants based on the ratio of the current year debt service payment to the total debt service payments over the life of the loan. If the shares released were less than the shares earned by the employees, the Company contributed additional shares to the ESOP trust to meet the shortfall. Following repayment of the ESOP debt, Maytag is required to make monthly contributions to the trust based on its employer matching obligation. All shares held by the ESOP trust are considered outstanding for earnings per share computations and dividends earned on the shares are recorded as a reduction to retained earnings. In 2004, the ESOP was merged into Maytag’s Salaried Savings Plan; and Maytag uses treasury shares to match a portion of the employee’s contribution.

The ESOP shares held in trust consisted of the following:

	January 1 2005	January 3 2004
Original shares held in trust:
Released and allocated	2,857,143	2,667,937
Unreleased shares (fair value; 2003—$5,248,574)	—	189,206

	2,857,143	2,857,143
Additional shares contributed and allocated	1,883,474	1,487,940
Shares withdrawn	(2,025,277)	(1,436,087)

Total shares held in trust	2,715,340	2,908,996

The components of the total contribution to the ESOP trust consisted of the following:

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Debt service requirement	$7,332	$7,652	$3,983
Dividends earned on ESOP shares	(2,074)	(1,983)	(1,014)

Cash contribution to ESOP trust	5,258	5,669	2,969
Fair market value of additional shares contributed	7,831	8,587	8,194

Total contribution to ESOP trust	$13,089	$14,256	$11,163

The components of expense recognized by the Company for the ESOP contribution consisted of the following:

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Contribution classified as interest expense	$272	$654	$453
Contribution classified as compensation expense	12,817	13,602	10,710

Total expense for the ESOP contribution	$13,089	$14,256	$11,163

Shareowners’ Equity

The share activity of the Company’s common stock consisted of the following:

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Common stock
Balance at beginning and end of period	117,151	117,151	117,151

Treasury stock
Balance at beginning of period	(38,411)	(38,863)	(40,287)
Purchase of common stock for treasury	—	(43)	—
Stock issued under stock option plans	166	90	1,102
Stock issued under restricted stock awards, net	—	—	(31)
Additional ESOP shares issued	396	378	353
Other	112	27	—

Balance at end of period	(37,737)	(38,411)	(38,863)

During 2003, the Company repurchased shares at a cost of $1 million from a nonqualified benefit plan.

Pursuant to a Shareholder Rights Plan approved by the Company’s Board of Directors in 1998, each share of common stock carries with it one Right. Until exercisable, the Rights are not transferable apart from the Company’s common stock. When exercisable, each Right entitles its holder to purchase one one-hundredth of a share of preferred stock of the Company at a price of $165. The Rights will only become exercisable if a person or group acquires 20 percent (which may be reduced to not less than 10 percent at the discretion of the Board of Directors) or more of the Company’s common stock. In the event the Company is acquired in a merger or 50 percent or more of its consolidated assets or earnings power are sold, each Right entitles the holder to purchase common stock of either the surviving or acquired company at one-half its market price. The Rights may be redeemed in whole by the Company at a purchase price of $0.01 per Right. The preferred shares will be entitled to 100 times the aggregate per share dividend payable on the Company’s common stock and to 100 votes on all matters submitted to a vote of shareowners. In 2004, the Company amended the Plan so that the Shareholder Rights Plan expires on December 31, 2005.

Supplementary Expense Information

Advertising costs and research and development expenses consisted of the following:

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Advertising costs	$126,899	$140,971	$150,374
Research and development expenses	98,194	106,931	110,554

Earnings (Loss) Per Share

The following table sets forth the components for computing basic and diluted earnings (loss) per share:

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Numerator for basic and diluted earnings (loss) per share—income (loss) from continuing operations	$(9,345)	$114,378	$191,401

Numerator for basic and diluted earnings (loss) per share—discontinued operations	$339	$5,755	$(2,607)

Numerator for basic and diluted earnings (loss) per share—net income (loss)	$(9,006)	$120,133	$188,794

Denominator for basic earnings (loss) per share—weighted-average shares	79,078	78,537	77,735
Effect of dilutive securities:
Stock option plans	—	209	769

Denominator for diluted earnings per share—adjusted weighted-average shares	79,078	78,746	78,504

In 2004, the effect of stock options (0.2 million shares) were antidilutive and, therefore, not included in the calculation of diluted earnings (loss) per share. For additional disclosures regarding stock plans, see the “Stock Plans” section in the Notes to Consolidated Financial Statements.

Environmental Remediation

The operations of the Company are subject to various federal, state and local laws and regulations intended to protect the environment, including regulations related to air and water quality and waste handling and disposal. The Company has received notices from the U.S. Environmental Protection Agency (EPA), state agencies and/or private parties seeking contribution, that it has been identified as a “potentially responsible party” (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to such sites. The Company’s ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. The Company also has responsibility, subject to specific contractual terms, for environmental claims for assets or businesses that have previously been sold.

While it is possible the Company’s estimated undiscounted obligation of approximately $6.4 million for future environmental costs may change in the near term, the Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The accrual for environmental liabilities is reflected in Other noncurrent liabilities on the Consolidated Balance Sheets. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is realized. Within this accrual, Maytag has one environmental case in the latter stages of a remediation plan that it has filed with the EPA. While the Company believes the $2.7 million reserve is adequate, the estimated range of costs of remediation is between $0.4 million and $6.7 million.

Commitments and Contingencies

In the normal course of its business, the Company is involved in contractual disputes, environmental, administrative and legal proceedings and investigations of various types. Some of the legal proceedings include claims for substantial compensatory or exemplary damages or claims for indeterminate amounts of damages. Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes, after taking into account legal counsel’s present evaluation of such actions, that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, will not have a material adverse impact on its consolidated financial condition.

At January 1, 2005, the Company has outstanding commitments for capital expenditures of $29.8 million. As of January 1, 2005, the Company had approximately $61.3 million in stand-by letters of credit to back workers compensation claims, extended service plans and other business items in the event Maytag fails to fund these obligations.

Maytag has entered into long-term purchase agreements for various key raw materials and finished products. The minimum purchase obligations covered by these agreements aggregate approximately $19 million for each of the periods 2005 to 2006, $14 million for each of the periods 2007 and 2008, and $6 million for 2009 and for periods thereafter. Maytag made purchases in conjunction with these agreements of $35.5 million, $27.3 million, and $10.6 million in 2004, 2003 and 2002, respectively.

In connection with the normally recurring examination by the Internal Revenue Service (IRS) of Maytag’s federal income tax returns for 1998 through 2001, the IRS has proposed adjustments to its income and tax credits that would result in additional tax. One of the proposed adjustments relates to a transaction originally entered in 1997 of which certain tax benefits have continued to be recognized through 2004. These benefits were originally recognized in part, in 2001, after the conclusion of a previous IRS examination. Maytag disagrees with most of the proposed adjustments and plans to contest all the disputed adjustments through the appropriate levels of appeals, if necessary. The outcome of these tax related matters is not expected to have a materially adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In 2003, a $12.1 million judgment (composed of $2.1 million compensatory and $10 million punitive damages) was entered against Amana Company, L.P, the entity from which Maytag purchased the Amana businesses in 2001. The case involved the termination of a Commercial distributorship for Amana products prior to Maytag’s acquisition of the Amana business. In May 2004, the 8th Circuit Court of Appeals upheld the earlier judgment. As a result, Maytag recorded a charge of $10.5 million in the second quarter of 2004, increasing the reserve to cover this matter to $12.8 million. The charge is disclosed as a separate line item in the Consolidated Statements of Operations and is reflected in Other noncurrent liabilities on the Consolidated Balance Sheets. Maytag is pursuing an appeal of this decision.

Pretax charges of $33.5 million were recorded in Home Appliances in 2004 in connection with product-related litigation, primarily involving early generation front-load washers. An $18.5 million charge was recorded in the second quarter and a $15 million charge was recorded in the fourth quarter following court approval of a settlement relating to litigation filed in the United States and receipt of preliminary claim data. The settlement includes a fixed $8.25 million for attorney fees and contingent amounts based on an estimate of administrative costs and anticipated repair and reimbursement expenses. The additional charge in the fourth quarter reflects the most current estimate of costs of settlement of the U.S. litigation based on statistical sampling of claims received to date. The estimate is subject to fluctuations in claim volume, claim amount, claim type, claim validity and takeup rates related to purchase credits and potential exposure related to front-load litigation in Canada that was not resolved by the U.S. settlement. The claim periods in the U.S. settlement remain open until the third quarter of 2005 and the settlement is the subject of an appeal. Adjustments may be recorded as additional information becomes available. The Company, based on the information available at this time, is unable to determine a range of total possible costs. The charge is disclosed as a separate line item in the Consolidated Statements of Operations and the accrual is reflected in Accrued liabilities on the Consolidated Balance Sheets.

Maytag has matters pending before the Consumer Product Safety Commission, including a previously announced recall of cooking products and an inquiry concerning a floor care product. Based on the information currently available, the Company does not believe that either of these matters will have a material impact on its consolidated financial position, results of operation or cash flows.

Segment Reporting

In the third quarter of 2004, Maytag changed its segment reporting to reflect a reorganization announced in the second quarter. Segment information in these financial statements has been reclassified for comparative purposes to reflect the reporting change.

Maytag has two reporting segments: Home Appliances and Commercial Products. Its Home Appliances segment manufactures and sells major appliances and floor care products that are sold primarily to major national retailers and independent retail dealers in North America and targeted international markets. This segment services major appliances manufactured by the Company and by other major appliance manufacturers. This segment also services floor care products manufactured by Maytag. The Company’s Commercial Products segment manufactures and sells vending equipment and commercial cooking products. These products are sold primarily to distributors and soft drink bottlers in North America and targeted international markets.

The Company’s reportable segments are distinguished by the nature of products manufactured and sold and types of customers.

The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant policies except that the Company allocates pension expense associated with its pension plan to each reportable segment while recording the pension assets and liabilities in the Home Appliances segment. In addition, the Company records its federal and state deferred tax assets and liabilities in the Home Appliances segment. Intersegment sales are not significant.

Financial information for the Company’s reportable segments consisted of the following:

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Net sales
Home Appliances	$4,458,696	$4,498,655	$4,377,485
Commercial Products	262,842	293,211	288,546

Consolidated total	$4,721,538	$4,791,866	$4,666,031

Operating income (loss)
Home Appliances	$47,465	$212,274	$341,528
Commercial Products	(7,117)	16,019	17,967

Consolidated total	$40,348	$228,293	$359,495

Capital expenditures
Home Appliances	$90,342	$192,191	$215,952
Commercial Products	4,078	7,109	13,812

Consolidated total	$94,420	$199,300	$229,764

Depreciation and amortization
Home Appliances	$162,666	$159,603	$158,715
Commercial Products	7,116	6,182	4,993

Consolidated total	$169,782	$165,785	$163,708

Goodwill, net
Home Appliances	$253,863	$253,863	$265,802
Commercial Products	5,550	15,150	15,150

Total for reportable segments	$259,413	$269,013	$280,952

Total assets
Home Appliances	$2,896,916	$2,753,914	$2,848,545
Commercial Products	123,108	134,715	117,600

Total for reportable segments	3,020,024	2,888,629	2,966,145
Discontinued operations	—	135,511	138,104

Consolidated total	$3,020,024	$3,024,140	$3,104,249

In 2004, the Company recorded restructuring and related charges in operating income of $69.8 million with $69.4 million and $0.4 million in Home Appliances and Commercial Products, respectively. The Home Appliances segment also recorded a charge of $33.5 million for front-load washer litigation and a $9.7 million gain on sale of property. The Commercial Products segment recorded a charge of $9.6 million for goodwill impairment.

In 2003, the Company recorded restructuring and related charges in operating income of $64.9 million with $64.7 million and $0.2 million in Home Appliances and Commercial Products, respectively. The Home Appliances segment also recorded charges for asset impairment of $11.2 million and a loss on investment of $7.2 million.

In 2002, application of the nonamortization provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001, resulted in an increase in operating income of $9.1 million and $0.9 million for Home Appliances and Commercial Products, respectively. In 2002, the Company recorded restructuring and related charges of $67.1 million and an $8.3 million gain on the sale of a distribution center in operating income of Home Appliances. Home Appliances included a full year of net sales from Amana that was acquired effective August 1, 2001. Maytag integrated Amana activities within its existing appliance organization during 2002, and Amana’s 2002 earnings were not distinguishable.

For additional disclosures regarding the restructuring and related charges, see the “Restructuring and Related Charges” section in the Notes to Consolidated Financial Statements. The Home Appliances segment assets include such items as deferred tax assets, intangible pension assets and other assets.

During 2002, Maytag finalized the valuation of Amana’s net assets that were purchased, in 2001. As a result, $20.5 million of goodwill was recorded in 2002. The purchase contract contained a price adjustment mechanism that was ultimately settled in 2003, resulting in an $11.9 million reduction to the originally recorded goodwill.

The reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes and minority interests consisted of the following:

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Total operating income for reportable segments	$40,348	$228,293	$359,495
Interest expense	(56,274)	(52,763)	(62,390)
Loss on investment	—	(7,185)	—
Adverse judgment on pre-acquisition distributor lawsuit	(10,505)	—	—
Other—net	5,113	4,415	(1,449)

Income (loss) from continuing operations before income taxes and minority interests	$(21,318)	$172,760	$295,656

Financial information related to the Company’s continuing operations by geographic area consisted of the following:

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Net sales
United States	$4,149,139	$4,289,314	$4,191,399
Other countries	572,399	502,552	474,632

Consolidated total	$4,721,538	$4,791,866	$4,666,031

	Year Ended
	January 1 2005	January 3 2004	December 28 2002
	In thousands
Long-lived assets
United States	$858,718	$995,250	$1,046,263
Other countries	62,444	51,685	19,845

Consolidated total	$921,162	$1,046,935	$1,066,108

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment. Sales to Sears, Roebuck and Co. represented 13%, 15% and 13% of consolidated net sales in 2004,2003 and 2002, respectively. Sales to Home Depot represented 10% of consolidated net sales in 2004. These customer sales are all within the Home Appliances segment. Within the Commercial Products segment, the Company’s vending equipment sales are dependent upon a few major soft drink suppliers. The loss of one or more of these large customers could have a significant adverse effect on the Commercial Products segment.

The Company uses basic raw materials such as steel, copper, aluminum, rubber and plastic in its manufacturing processes in addition to purchased motors, compressors, timers, valves and other components. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The number of employees of the Company in the Home Appliances segment as of January 1, 2005 and January 3, 2004 were 16,900 and 19,630, respectively. Approximately 40 percent of these employees were covered by collective bargaining agreements as of January 1, 2005 and January 3, 2004, respectively. The number of employees of the Company in the Commercial Products segment as of January 1, 2005 and January 3, 2004 were 1,100 and 1,240, respectively.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations consisted of the following:

	4th Quarter*	3rd Quarter	2nd Quarter	1st Quarter
	In thousands, except per share data
2004
Net sales	$1,164,347	$1,186,018	$1,152,229	$1,218,944
Gross profit	142,707	157,888	148,503	211,121
Income (loss) from continuing operations (1), (2), (3) & (4)	(14,120)	7,135	(41,084)	38,724
Basic earnings (loss) per share	(0.18)	0.09	(0.52)	0.49
Diluted earnings per (loss) share	(0.18)	0.09	(0.52)	0.49
Net income (loss) (1), (2), (3), (4) & (5)	(14,120)	7,474	(41,084)	38,724
Basic earnings (loss) per share	(0.18)	0.09	(0.52)	0.49
Diluted earnings (loss) per share	(0.18)	0.09	(0.52)	0.49
2003
Net sales	$1,271,700	$1,221,267	$1,162,893	$1,136,006
Gross profit	224,400	220,998	214,013	200,120
Income from continuing operations (6) & (7)	18,943	35,318	25,519	34,598
Basic earnings per share	0.24	0.45	0.33	0.44
Diluted earnings per share	0.24	0.45	0.32	0.44
Net income (6), (7) & (8)	23,853	36,565	25,234	34,481
Basic earnings per share	0.30	0.47	0.32	0.44
Diluted earnings per share	0.30	0.46	0.32	0.44

*	The 4th quarter of fiscal 2003 consisted of 14 weeks compared to 13 weeks in all other quarters presented.

(1)	Includes restructuring charges of $5.4 million ($8.0 million pre-tax), $18.8 million ($27.9 million pre-tax), $12.9 million ($19.1 million pre-tax) and $10.0 ($14.8 million pre-tax) for the first, second, third and fourth quarters of 2004, respectively.

(2)	The second quarter of 2004 includes a $9.6 million ($9.6 million pre-tax) goodwill impairment, a $12.5 million ($18.5 million pre-tax) charge related to front-load washer litigation and a $7.1 million ($10.5 million pre-tax) charge related to an adverse judgment on a pre-acquisition distributor lawsuit.

(3)	The third quarter of 2004 includes a $7.8 million ($9.7 million pre-tax) gain on sale of property.

(4)	The fourth quarter of 2004 includes a $10.1 million ($15.0 million pre-tax) charge related to front-load washer litigation.

(5)	Includes the results of discontinued operations that were a $0.3 million gain in the third quarter of 2004.

(6)	Includes restructuring charges of $6.2 million ($9.4 million pre-tax), $18.8 million ($27.9 million pre-tax), $8.8 million ($13.1 million pre-tax) and $9.8 ($14.5 million pre-tax) for the first, second, third and fourth quarters of 2003, respectively.

(7)	The fourth quarter of 2003 includes a $7.6 million ($11.2 million pre-tax) asset impairment and a $7.2 million ($7.2 million pre-tax) loss on investments.

(8)	Includes the results of discontinued operations that were a $.1 million loss, $0.3 million loss, $1.2 million gain and $4.9 million gain for the first, second, third and fourth quarters of 2003, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Scope of Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Management’s Assessment of the Effectiveness of the Company’s Internal Control over Financial Reporting

Based upon the evaluation described above under the framework contained in the “COSO Report”, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of January 1, 2005.

Ernst & Young LLP, the Company’s independent registered public accounting firm, have issued an attestation report on the Company’s Management’s Assessment of the Effectiveness of the Company’s Internal control over Financial Reporting as of January 1, 2005. This attestation report is included at page 23 of this Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information concerning directors and officers included in the definitive Proxy Statement of the Company for the Annual Meeting of Stockholders scheduled to be held on May 12, 2005 (the “Proxy Statement”) is incorporated herein by reference. Additional information concerning executive officers of the Company is included under “Executive Officers of the Registrant” included in Part I, Item 4.

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

The security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement. Information as of January 1, 2005 concerning compensation plans for which equity securities of the Company are authorized for issuance is incorporated herein by reference to the information contained under the heading “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

This information is in the Proxy Statement under the heading “Independent Registered Public Accounting Firm Information” and is incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 62.

(3) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Exhibits” on pages 63 through 65.

(b) Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Exhibits” on pages 63 through 65.

(c) Financial Statement Schedules—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 62.

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

/s/ George C. Moore George C. Moore Executive Vice President and Chief Financial Officer	/s/ Roy A. Rumbough, Jr. Roy A. Rumbough, Jr. Vice President and Controller

/s/ Barbara R. Allen Barbara R. Allen Director	/s/ Howard L. Clark Jr. Howard L. Clark, Jr. Director

/s/ Lester Crown Lester Crown Director	/s/ Ralph F. Hake Ralph F. Hake Director, Chairman and Chief Executive Officer

/s/ Wayland R. Hicks Wayland R. Hicks Director	/s/ William T. Kerr William T. Kerr Director

/s/ James A. McCaslin James A. McCaslin Director	/s/ W. Ann Reynolds W. Ann Reynolds Director

/s/ Bernard G. Rethore Bernard G. Rethore Director	/s/ Neele E. Stearns, Jr. Neele E. Stearns, Jr. Director

/s/ Fred G. Steingraber Fred G. Steingraber Director

ANNUAL REPORT ON FORM 10-K

Item 15(a)(1), (2) and (3), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

LIST OF EXHIBITS

FINANCIAL STATEMENT SCHEDULES

Year Ended January 1, 2005

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

Exhibit Number		Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission

3	(a)	Restated Certificate of Incorporation of Registrant.	1993 Annual Report on Form 10-K

3	(b)	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 3.

3	(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant.	1988 Annual Report on Form 10-K.

3	(d)	Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock of Registrant.	1988 Annual Report on Form 10-K.

3	(d)	Certificate of Amendment to Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant.	1997 Annual Report on Form 10-K

3	(f)	By-Laws of Registrant, as amended through August 12, 2004.	Report on Form 8-K dated November 18, 2004.

4	(a)	Rights Agreement dated as of February 12, 1998 between Registrant and Harris Trust and Savings Bank.	Form 8-A dated February 12, 1998, Exhibit 1.

4	(b)	Letter to Shareholders dated February 12, 1998 relating to the adoption of a shareholders rights plan with attachments.	Current Report on Form 8-K dated February 12, 1998, Exhibit 1.

4	(c)	Amendment to Rights Agreement dated as of November 15, 2004 between Registrant and Harris Trust and Savings Bank, as Rights Agent.	Form 8-A/A dated November 18, 2004.

4	(d)	Indenture dated as of June 15, 1987 between Registrant and The First National Bank of Chicago.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

4	(e)	First Supplemental Indenture dated as of September 1, 1989 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated Sept. 28, 1989, Exhibit 4.3.

4	(f)	Second Supplemental Indenture dated as of November 15, 1990 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated November 29, 1990.

4	(g)	Third Supplemental Indenture dated as of August 20, 1996 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated August 20, 1996.

4	(h)	Fifth Supplemental Indenture dated as of June 3, 1999 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated June 3, 1999, Exhibit 4.1.

Exhibit Number		Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission

4	(i)	Eighth Supplemental Indenture dated as of August 8, 2001 between the Registrant and Bank One, National Association, formerly known as The First National Bank of Chicago.	Current Report on Form 8-K dated August 9, 2001, Exhibit 4.1.

4	(j)	Ninth Supplemental Indenture dated as of October 30, 2001 between the Registrant and Bank One, National Association.	Current Report on Form 8-K dated October 31, 2001, Exhibit 4.1.

4	(k)	Credit Agreement Dated as of March 5, 2004 among Registrant, the lenders party thereto and Bank One, NA, as administrative agent for the lenders.	Quarterly Report on Form 10-Q for the quarter ended April 3, 2004, Exhibit 4.1.

4	(l)	Aggregate Commitment Increase Agreement dated April 1, 2004.	Quarterly Report on Form 10-Q for the quarter ended April 3, 2004, Exhibit 4.2.

4	(m)	First Amendment to Credit Agreement dated as of March 5, 2004 among Registrant, the lenders party thereto and Bank One, NA, as administrative agent for the lenders.	Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, Exhibit 4(a).

4	(n)	Second Amendment to Credit Agreement dated as of March 5, 2004 among Registrant, the lenders party thereto and Bank One, NA as administrative agent for the lenders.	Current Report on Form 8-K dated October 8, 2004, Exhibit 4.01.

10	(a1)	Three-year and Two-year Change of Control Agreements dated April 2002(1).	2001 Annual Report on Form 10-K

10	(b)	1989 Non-Employee Directors Stock Option Plan (1).	Exhibit A to Registrant’s Proxy Statement dated March 18, 1990.

10	(c)	1992 Stock Option Plan for Executives and Key Employees (1).	Exhibit A to Registrant’s Proxy Statement dated March 16, 1992.

10	(d)	Directors Deferred Compensation Plan (1).	Amendment No. 1 on Form 8 dated April 5, 1990 to 1989 Annual Report on Form 10-K.

10	(e)	1996 Employee Stock Incentive Plan (1).	Exhibit A to Registrant’s Proxy Statement dated March 20, 1996.

10	(f)	Maytag Deferred Compensation Plan, as amended and restated effective January 1, 1996 (1).	1995 Annual Report on Form 10-K

10	(g)	Directors Retirement Plan (1).	Amendment No. 1 on Form 8 dated April 5, 1990 to 1989 Annual Report on Form 10-K.

10	(h)	1998 Non-Employee Directors’ Stock Option Plan (1).	Exhibit A to Registrant’s Proxy Statement dated April 2, 1998.

10	(i)	2000 Employee Stock Incentive Plan (1).	Exhibit A to Registrant’s Proxy Statement dated April 3, 2000.

Exhibit Number		Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission

10	(j)	Maytag Corporation Deferred Compensation Plan (as adopted effective January 1, 2003) (As amended January 17, 2003) (1).	2002 Annual Report on 10K, Exhibit 10(m).

10	(k)	2002 Employee and Director Stock Incentive Plan (as amended August 8, 2002) (1).	2002 Annual Report on 10K, Exhibit 10(n).

10	(l)	Form of Stock Option Award Agreement (1).	Current Report on Form 8-K dated November 18, 2004, Exhibit 1.01 (A).

10	(m)	Form of Performance Unit Award Agreement (1).	Current Report on Form 8-K dated November 18, 2004, Exhibit 1.01 (B).

10	(n)	Separation Agreement with William L. Beer (1)	Current Report on Form 8-K dated January 18, 2005, Exhibit 99.01.

10	(o)	Separation Agreement with Thomas A. Briatico (1)	Current Report on Form 8-K dated January 18, 2005, Exhibit 99.02.

10	(p)	Maytag Corporation Deferred Compensation Plan II (As Adopted Effective December 1, 2004) (1).	Current Report on Form 8-K dated December 6, 2004, Exhibit 1.01 (A).

10	(q)	Maytag Corporation Supplemental Retirement Plan II (As Adopted Effective December 1, 2004) (1).	Current Report on Form 8-K dated December 6, 2004, Exhibit 1.01 (B).

10	(r)	Summary of Non-employee Director Compensation (1).		X

21		List of Subsidiaries of the Registrant.		X

23		Consent of Independent Registered Public Accounting Firm.		X

31.1		Certification by Ralph F. Hake, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.		X

31.2		Certification by George C. Moore, Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.		X

32.1		Certification by Ralph F. Hake, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2		Certification by George C. Moore, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X

S chedule II—Valuation And Qualifying Accounts

Maytag Corporation

Thousands of Dollars

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts- Describe		Deductions- Describe		Balance at End of Period
Year ended January 1, 2005
Allowance for doubtful accounts receivable						$3,701	(2)
						(104	)(3)

	$15,752	$(2,477	)(1)	$—		$3,597		$9,678

Deferred tax asset-valuation allowance

	$44,096	$10,064		$—		$(856	)(5)	$55,016

Year ended January 3, 2004
Allowance for doubtful accounts receivable						$12,174	(2)
						(113	)(3)

	$24,451	$3,362		$—		$12,061		$15,752

Deferred tax asset-valuation allowance

	$42,207	$5,431		$—		$3,542	(5)	$44,096

Year ended December 28, 2002
Allowance for doubtful accounts receivable						$10,223	(2)
						(6	)(3)

	$24,121	$14,104		$(3,557	)(4)	$10,217		$24,451

Deferred tax asset-valuation allowance

	$43,425	$(1,341)		$—		$(123	)(5)	$42,207

Footnotes:

(1)	Credit amount is a result of reversal of allowance for bad debt reserve
(2)	Uncollectible accounts written off
(3)	Effect of foreign currency translation
(4)	Result of acquisition of Amana effective August 1, 2001 and finalization of purchase accounting in 2002
(5)	Netted against tax effect on charges included in “Accumulated other comprehensive income” on the Consolidated Balance Sheet