Form 10-Q
period 2005-04-02
MAYTAG CORP
filed 2005-04-22
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2005

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 2, 2005:

Common Stock, $1.25 par value – 79,698,173

MAYTAG CORPORATION

Quarterly Report on Form 10-Q

Quarter Ended April 2, 2005

Maytag Corporation

Consolidated Statements of Operations

	Three Months Ended
In thousands, except per share data	April 2 2005	April 3 2004
Net sales	$1,167,839	$1,218,944
Cost of sales	1,038,769	1,007,823

Gross profit	129,070	211,121
Selling, general and administrative expenses	100,130	139,494
Restructuring and related charges	4,854	7,995

Operating income	24,086	63,632
Interest expense	(15,775)	(12,891)
Other income	2,428	2,866

Income before taxes	10,739	53,607
Income tax expense	3,007	14,883

Net income	$7,732	$38,724

Basic earnings per common share:
Net income	$0.10	$0.49
Diluted earnings per common share:
Net income	$0.10	$0.49
Cash dividends paid per share	$0.18	$0.18

Maytag Corporation

Consolidated Balance Sheets

In thousands, except share data	April 2 2005	January 1 2005
Assets
Current assets
Cash and cash equivalents	$98,510	$164,276
Accounts receivable-net	655,730	629,901
Inventories	541,673	515,321
Deferred income taxes	54,589	55,862
Prepaids and other current assets	71,727	80,137

Total current assets	1,422,229	1,445,497

Noncurrent assets
Deferred income taxes	252,186	253,428
Prepaid pension cost	1,368	1,492
Intangible pension asset	49,051	49,051
Goodwill	259,413	259,413
Other intangibles, net	35,434	36,016
Other noncurrent assets	44,653	53,965

Total noncurrent assets	642,105	653,365

Property, plant and equipment
Land	15,818	15,489
Buildings and improvements	343,817	343,321
Machinery and equipment	1,837,813	1,866,485
Construction in progress	28,854	19,874

Property, plant and equipment	2,226,302	2,245,169
Less accumulated depreciation	1,336,964	1,324,007

Total property, plant and equipment	889,338	921,162

Total assets	$2,953,672	$3,020,024

Maytag Corporation

Consolidated Balance Sheets - Continued

In thousands, except share data	April 2 2005	January 1 2005
Liabilities and Shareowners’ Deficit
Current liabilities
Accounts payable	$518,605	$545,901
Compensation to employees	50,784	50,195
Accrued liabilities	283,450	307,924
Current portion of long-term debt	189,043	6,043

Total current liabilities	1,041,882	910,063

Noncurrent liabilities
Long-term debt, less current portion	779,826	972,568
Postretirement benefit liability	532,289	531,995
Accrued pension cost	498,189	496,480
Other noncurrent liabilities	179,904	183,942

Total noncurrent liabilities	1,990,208	2,184,985

Shareowners’ deficit
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	424,110	428,889
Retained earnings	1,287,750	1,294,412
Cost of common stock in treasury (2005—37,515,261 shares; 2004—37,737,263 shares)	(1,421,763)	(1,430,176)
Employee stock plans	(3,482)	(3,913)
Accumulated other comprehensive loss	(511,471)	(510,674)

Total shareowners’ deficit	(78,418)	(75,024)

Total liabilities and shareowners’ deficit	$2,953,672	$3,020,024

Consolidated Statements of Cash Flows

	Three Months Ended
In thousands	April 2 2005	April 3 2004
Operating activities
Net income	$7,732	$38,724
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	41,296	41,207
Amortization	600	241
Deferred income taxes	2,517	12,334
Restructuring and related charges, net of cash paid	(13,828)	5,742
Adverse judgment on pre-acquisition distributor lawsuit	(12,250)	—
Changes in working capital items
Accounts receivable	(26,579)	(73,940)
Inventories	(26,889)	(113,287)
Other current assets	8,042	13,565
Trade payables	(26,501)	28,400
Other current liabilities	(4,841)	471
Pension expense	17,533	15,934
Pension contributions	(15,729)	(70,672)
Postretirement benefit liability	294	2,278
Other liabilities	(2,854)	9,749
Other assets	1,509	4,910
Other	181	467

Net cash used in operating activities	$(49,767)	$(83,877)

Investing activities
Capital expenditures	$(12,849)	$(21,729)
Proceeds from property disposition, net of transaction costs	11,123	—

Investing activities	$(1,726)	$(21,729)

Financing activities
Net proceeds of notes payable	$—	$119,792
Repayment of long-term debt	(2,000)	(3)
Stock options and employee stock	2,060	1,068
Dividends on common stock	(14,311)	(14,183)
Other	—	(78)

Total - Financing activities	$(14,251)	$106,596

Effect of exchange rates on cash	(22)	(20)

Increase (decrease) in cash and cash equivalents	(65,766)	970
Cash and cash equivalents at beginning of period	164,276	6,756

Cash and cash equivalents at end of period	$98,510	$7,726

MAYTAG CORPORATION

Notes to Consolidated Financial Statements

April 2, 2005

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. Operating results for the three-month period ended April 2, 2005, are not necessarily indicative of the results that are expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended January 1, 2005 (the “2004 Form 10-K”).

NOTE B – COMPREHENSIVE INCOME

Total comprehensive income and its components, net of related tax are as follows:

	Three Months Ended
In thousands	April 2 2005	April 3 2004
Net income	$7,732	$38,724
Other comprehensive loss items, net of income taxes
Unrealized losses on securities, net of tax	—	(422)
Foreign currency translation, net of tax	(797)	(452)

Total other comprehensive loss	(797)	(874)

Comprehensive income	$6,935	$37,850

The components of accumulated other comprehensive loss, net of related tax are as follows

In thousands	April 2 2005	January 1 2005
Minimum pension liability adjustment	$(507,793)	$(507,793)
Foreign currency translation loss	(3,678)	(2,881)

Accumulated other comprehensive loss	$(511,471)	$(510,674)

NOTE C – INVENTORIES

Inventories consisted of the following:

In thousands	April 2 2005	January 1 2005
Raw materials	$79,765	$86,416
Work in process	39,762	40,600
Finished goods	508,312	476,588
Supplies	11,921	11,791

Total FIFO cost	639,760	615,395
Less excess of FIFO cost over LIFO	98,087	100,074

Inventories	$541,673	$515,321

NOTE D – EARNINGS PER SHARE

The following table sets forth the components for computing basic and diluted earnings per share:

	Three Months Ended
In thousands	April 2 2005	April 3 2004
Numerator for basic and diluted earnings per share - net income	$7,732	$38,724

Denominator for basic earnings per share - weighted-average shares	79,562	78,847
Effect of dilutive securities:
Stock option plans	—	378

Denominator for diluted earnings per share - adjusted weighted-average shares	79,562	79,225

As of April 2, 2005, Maytag has approximately 8.0 million shares of dilutive securities outstanding with strike prices ranging between $17.63 to $70.94 per share (or approximately $30 per share on average). Maytag’s average stock price was $16.00 per share in the first quarter of 2005, therefore all of these securities were antidilutive.

NOTE E—CONTINGENCIES

Maytag has contingent liabilities that arise in the normal course of business, including pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. As discussed in the 2004 Form 10-K, Maytag is appealing several proposed adjustments that resulted from the examination by the Internal Revenue Service of its federal income tax returns for 1998 through 2001. The outcome of these tax related matters is not expected to have a materially adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In 2004, Maytag settled product-related litigation in the United States primarily involving early generation front-load washers. As discussed in the 2004 Form 10-K, the Company recorded charges based on an estimate of the costs of the U.S. settlement. The estimate is subject to fluctuations in claim volume, claim amount, claim type, claim validity and takeup rates involving machines sold in the U.S. and potential exposure relating to front-load litigation in Canada that was not resolved by the U.S. settlement. The claim periods in the U.S. settlement remain open until the third quarter of 2005. The U.S. claims can be settled in a variety of manners substantially at the option of the Company. Maytag did not record any additional charges in the first quarter of 2005 related to this settlement, but adjustments might be required in future periods as more information becomes available.

On April 14, 2005, Maytag announced the recall of a floor care product that was manufactured in 1998 and 1999. The Company recorded a $0.4 million charge for the estimated cost to repair these units. This estimate involves assumptions, including the number of owners who will respond to the recall and the cost to repair the units impacted. Based on the information currently available, Maytag does not believe that this recall will have a material impact on its consolidated financial position, results of operation or cash flows.

NOTE F – SEGMENT REPORTING

Maytag has two reporting segments: Home Appliances and Commercial Products. Its Home Appliances segment manufactures and sells major appliances and floor care products that are sold primarily to major national retailers and independent retail dealers in North America and in targeted international markets. This segment services major appliances manufactured by the Company and by other major appliance manufacturers. It also services floor care products manufactured by Maytag. The Company’s Commercial Products segment manufactures and sells vending equipment and commercial cooking products. These products are sold primarily to distributors and soft drink bottlers in North America and in targeted international markets.

The Company’s reportable segments are distinguished by the nature of products manufactured and sold and types of customers.

The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant policies in the 10-K except that the Company allocates pension expense to each reportable segment while recording the pension assets and liabilities in the Home Appliances segment. In addition, the Company records its federal and state deferred tax assets and liabilities in the Home Appliances segment. Intersegment sales are not significant.

Financial information for reportable segments consisted of the following:

	Three Months Ended
In thousands	April 2 2005	April 3 2004
Net sales
Home Appliances	$1,113,187	$1,144,786
Commercial Products	54,652	74,158

Consolidated total	$1,167,839	$1,218,944

Operating income (loss)
Home Appliances	$26,635	$60,345
Commercial Products	(2,549)	3,287

Consolidated total	$24,086	$63,632

The reconciliation of segment profit to consolidated income from operations before income taxes consisted of the following:	Three Months Ended
In thousands	April 2 2005	April 3 2004
Total operating income for reportable segments	$24,086	$63,632
Interest expense	(15,775)	(12,891)
Other - net	2,428	2,866

Income from operations before income taxes	$10,739	$53,607

Asset information for Maytag’s reportable segments consisted of the following:	Three Months Ended
In thousands	April 2 2005	January 1 2005
Total assets
Home Appliances	$2,817,064	$2,896,916
Commercial Products	136,608	123,108

Consolidated total	$2,953,672	$3,020,024

NOTE G - RESTRUCTURING AND RELATED CHARGES

Activity in the restructuring and related charges reserve included in accrued liabilities for the three months ended April 2, 2005 consisted of the following:

Description of reserve (in thousands)	Balance January 1, 2005	Charged to Earnings 2005	Cash Utilization	Non-Cash Utilization	Balance April 2 2005
Severance and related expense	$20,518	$1,551	$(16,386)	$—	$5,683
Asset write-downs and accelerated depreciation	—	2,106	—	(2,106)	—
Purchase commitment	1,610	514	(1,613)	—	511
Other	—	683	(683)	—	—

Total	$22,128	$4,854	$(18,682)	$(2,106)	$6,194

In the fourth quarter of 2002, Maytag announced that it would close its refrigeration manufacturing facility in Galesburg, Illinois, and it ceased production there in September 2004. Since the announcement, the Company has recorded $153.2 million in restructuring and related charges primarily for asset impairments, accelerated depreciation and severance and related costs, all of which were recorded in the Home Appliances segment. The Company recorded restructuring and related charges involving the Galesburg refrigeration facility in the three months ended April 2, 2005, of $1.2 million. Cash expenditures over the same period were $8.7 million, mostly related to severance costs. The closure of the facility resulted in a workforce reduction of approximately 1,500 positions.

In the second quarter of 2004, the Company announced a comprehensive restructuring plan to consolidate the Hoover floor care, Maytag appliances and corporate headquarters organizations. To April 2, 2005, the Company recorded $38.6 million in restructuring and related charges primarily for severance and related costs as well as impaired assets, primarily recorded in the Home Appliances segment. The Company recorded $3.7 million of these charges in the three months ended April 2, 2005, primarily in the Home Appliances segment. Cash expenditures over the same three-month period were $10.0 million, mostly for severance costs. The restructuring plan resulted in a workforce reduction of approximately 1,100 positions.

NOTE H – STOCK PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock options and awards. Under APB 25, employee stock options are valued using the intrinsic method, and no compensation expense is recorded when the exercise price of options equals or is greater than the fair market value of the underlying stock on the date of grant. The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in this model have not changed from January 1, 2005.

	Three Months Ended
In thousands except per share data	April 2 2005	April 3 2004
Net income, as reported	$7,732	$38,724
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(453)	(783)

Pro forma net income	$7,279	$37,941

Basic earnings per share - as reported	$0.10	$0.49
Diluted earnings per share-as reported	$0.10	$0.49
Basic earnings per share - pro forma	$0.09	$0.48
Diluted earnings per share-pro forma	$0.09	$0.48

In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment,” which replaces Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees. SFAS No. 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. After a phase-in period for Statement No. 123R, pro forma disclosure will no longer be allowed. In the first quarter of 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R.

Alternative phase-in methods are allowed under Statement No. 123R, which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, Maytag’s effective date for implementation of SFAS 123R is January 1, 2006. Maytag expects it will use the modified-prospective phase-in method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. Maytag does not believe that any of the alternative phase-in methods would have a materially different effect on the Company’s Consolidated Statement of Operations or Balance Sheet.

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

Changes in the basic limited warranty liability for the three months ended April 2, 2005 and April 3, 2004 were as follows:

	Three Months Ended
Warranty reserve (in thousands)	April 2 2005	April 3 2004
Balance at beginning of period	$114,905	$103,227
Warranties accrued during the period	32,890	32,743
Settlements made during the period	(36,441)	(35,484)
Changes in liability for adjustments during the period, including expirations	(1,699)	3,275

Balance at end of period	$109,655	$103,761

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

NOTE K – PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

The components of net periodic pension cost consisted of the following:

	Three Months Ended
In thousands	April 2 2005	April 3 2004
Components of net periodic pension cost:
Service cost	$6,773	$7,381
Interest cost	25,963	25,765
Expected return on plan assets	(29,542)	(28,601)
Amortization of transition assets	(4)	(6)
Amortization of prior service cost	2,786	3,043
Recognized actuarial loss	11,557	8,352

Net periodic pension cost	$17,533	$15,934

The Company made $15.7 million in pension contributions in the first three months of 2005, of which $15.0 million were voluntary contributions to the qualified pension plan. For the remainder of 2005, the Company expects to make additional contributions of $85.0 million to the qualified pension plan. Contributions to nonqualified pension plans are not expected to be significant.

The components of net periodic postretirement medical cost consisted of the following:

	Three Months Ended
In thousands	April 2 2005	April 3 2004
Components of net periodic postretirement cost:
Service cost	$2,587	$3,295
Interest cost	11,411	11,507
Amortization of prior service benefit	(7,726)	(2,782)
Recognized actuarial loss	7,796	3,855

Net periodic postretirement cost	$14,068	$15,875

Recognized actuarial losses increased in 2005 due to changes in assumptions with respect to the discount rate and future medical cost trends. The increase in expense was offset by increased amortization of prior service benefit due to plan changes for retired employees. In the first quarter of 2005, Maytag standardized many of the medical plans provided to retired non-union and salaried employees. The new plans provide reduced benefits and require higher retiree contributions. The changes are expected to provide annual savings to Maytag of approximately $15 million, independent of any cost increases for the changes in assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

We design, manufacture and market residential and commercial products under the Maytag, Hoover, Jenn-Air, Amana, Dixie-Narco, Jade and other brand names. We have two reporting segments: Home Appliances and Commercial Products. Our Home Appliances segment manufactures and sells major appliances and floor care products that are sold primarily to major national retailers and independent retail dealers in North America and in targeted international markets. This segment services major appliances manufactured by us and by other major appliance manufacturers. It also services floor care products manufactured by us. Our Commercial Products segment manufactures and sells vending equipment and commercial cooking products. These products are sold primarily to distributors and soft drink bottlers in North America and in targeted international markets.

Our principal competition is from other appliance manufacturers including Whirlpool, General Electric and Electrolux as well as several competitors from Asia and Europe. Product quality, price and functionality are the important areas of competitive differentiation. Maytag has positioned itself as a premium and mid-priced player in the industries in which it competes based on product quality and innovative features. In addition, our brands are some of the most recognizable and respected names in these industries.

First Quarter Overview

•	Consolidated net sales decreased 4.2% in the first quarter of 2005 as compared to the prior year quarter. Net sales declined 2.8% in Home Appliances and 26.3% in Commercial Products.

•	Operating income for 2005 was $24.1 million compared to $63.6 million in the prior year. Operating income of $26.6 million in Home Appliances offset a $2.5 million loss in Commercial Products.

•	Pre-tax restructuring and related charges of $4.9 million were recorded in the first quarter of 2005 that related to a major restructuring to consolidate the Hoover floor care, Maytag appliances and corporate headquarters organizations and the closing of the Galesburg, Illinois refrigeration facility. In the first quarter of 2004, we recorded $8.0 million in restructuring charges related to the closing of the Galesburg plant.

•	Consolidated net income for the first quarter of 2005 was $7.7 million or $0.10 per share compared to consolidated net income of $38.7 million or $0.49 per share in the prior year quarter.

•	Cash flow used by operations was $49.8 million in the first quarter of 2005 compared to cash flow used by operations of $83.9 million in the prior year quarter.

Business Results

In millions (except per share data)	First Quarter 2005	Percent of sales	First Quarter 2004	Percent of sales
Net sales
Home appliances	$1,113.2	95.3%	$1,144.8	93.9%
Commercial appliances	54.6	4.7%	74.1	6.1%

Total net sales	1,167.8		1,218.9

Gross profit	129.1	11.1%	211.1	17.3%
Selling, general and administrative expenses	100.1	8.6%	139.5	11.4%
Restructuring charges	4.9	0.4%	8.0	0.7%
Asset impairment	—		11.2
Goodwill impairment	9.6		—
Front-load washer litigation	33.5		—
Operating income (loss)
Home appliances	26.6	2.4%	60.3	5.3%
Commercial appliances	(2.5)	-4.7%	3.3	4.4%

Total operating income	24.1	2.1%	63.6	5.2%

Net income	$7.7	0.7%	$38.7	3.2%
Earnings per share	$0.10		$0.49

Results of Operations – First Quarter of 2005 compared to the First Quarter of 2004

Consolidated net sales in the first quarter of 2005 decreased by $51.1 million or 4.2% compared to the prior year quarter. Lower average selling prices for floor care products, lower sales of OEM refrigeration products, and a decline in sales to Best Buy were the primary reasons for the overall sales decline of 2.8% for Home Appliances. Average selling prices in major appliances increased based upon pricing actions in late 2004 and in the first quarter, however, these increases were largely offset by selected 2004 price repositioning and product mix. Lower domestic sales of floor care products and major appliances in Home Appliances were partially offset by revenue growth in the international and services areas. Net sales of Commercial Products declined 26.3% due to continued weakness in the vending equipment industry.

Gross profit declined to 11.1% of consolidated net sales in the first quarter of 2005 from 17.3% of consolidated net sales in the prior year quarter due to lower production volume that adversely impacted burden absorption, increased costs, primarily steel and energy related items, lower average selling prices for floor care products, and higher distribution costs. In the prior year quarter, production volume was higher due to a much larger increase in inventory in that quarter as compared to the current year quarter. Year-over-year comparisons of gross profit in the first half of 2005 will continue to be adversely impacted by the significant steel and energy related cost increases that occurred in the second half of 2004.

Pension and postretirement medical costs in the first quarter of 2005 were flat in comparison to the prior year quarter. Increased expense due to changes in assumptions with respect to the discount rate and future medical cost trends was offset by reduced expense from plan changes for retired employees. In the first quarter of 2005, we standardized many of the medical plans provided to retired non-union and salaried employees. The new standardized plans with reduced benefits and higher retiree contributions are expected to result in a reduction of approximately $15 million in annual retiree medical expense in 2005, with $3.6 million of this amount recognized in the first quarter of 2005. Although total pension and postretirement expense for the first quarter was flat compared to the prior year quarter, comparisons for the second half of 2005 are not anticipated to be favorable as we recorded reductions in pension and postretirement expense beginning in the third quarter of 2004 for plan changes that resulted from a new collective bargaining agreement at the Newton, Iowa, laundry production facility. For the full year of 2005, pension and postretirement medical expenses are expected to be approximately $12.6 million higher than 2004.

Selling, general and administrative expenses for the first quarter of 2005 declined to 8.6% of consolidated net sales compared to 11.4% of consolidated net sales for the prior year quarter. The reduction in these expenses, both as a percentage of sales and in absolute terms, resulted primarily from lower national advertising expense and cost reduction initiatives, including reductions in the salaried workforce, as well as reduced incentive compensation. We expect national advertising costs to increase in future quarters of 2005 corresponding with new product introductions.

Restructuring and related charges of $4.9 million were recorded in the first quarter of 2005. Most of these charges related to the plan announced in the second quarter of 2004 to consolidate the Hoover floor care, Maytag appliances, and corporate headquarters organizations. As of the end of the first quarter of 2005, the restructuring is complete and we expect to achieve our annual savings target of $150 million. The remaining portion of the charges related to the closing of the refrigeration plant in Galesburg, Illinois. In the first quarter of 2004, we recorded restructuring and related charges of $8.0 million for the closing of this plant.

For the reasons outlined above, consolidated operating income declined to $24.1 million or 2.1% of consolidated net sales in the first quarter of 2005 from $63.6 million or 5.2% of consolidated net sales in the prior year quarter. Operating income in Home Appliances declined to $26.6 million or 2.4% of net sales in the first quarter of 2005 from $60.3 million or 5.3% of net sales in the prior year quarter. Commercial Products recorded an operating loss of $2.5 million for the first quarter of 2005 compared to operating income of $3.3 million in the prior year quarter due to lower sales and margins for vending equipment that were partially offset by improved performance in commercial cooking.

Interest expense in the first quarter of 2005 increased to $15.8 million compared to $12.9 million in the prior year quarter as a result of higher interest rates partially offset by lower average borrowing levels.

We recorded tax expense of $3.0 million (28%) in the first quarter of 2005 on income from continuing operations before income taxes of $10.7 million as compared to tax expense of $14.9 million (27.8%) on income from continuing operations before income taxes of $53.6 million in the first quarter of 2004. The 28% tax rate in the first quarter of 2005 is lower than the statutory rate of 35% due to the impact of income tax credits, the nontaxable status of the federal reimbursement for retiree drug costs, and other permanent income tax benefits.

For the reasons outlined above, we recorded net income of $7.7 million or $0.10 per share in the first quarter of 2005 as compared to net income of $38.7 million or $0.49 per share in the prior year quarter.

Liquidity and Capital Resources

In millions	First Quarter 2005	First Quarter 2004
Net cash used in operating activities	$(49.8)	$(83.9)
Net cash used in investing activities	(1.7)	(21.7)
Net cash (used in) provided by financing activities	(14.3)	106.6

Net cash used in operating activities:

Cash flow used by operations in the first quarter of 2005 was $49.8 million compared to $83.9 million used by operations in the first quarter of 2004. The use of cash flow in both periods is primarily related to normal seasonal increases in working capital. The lower use of cash flow from operations in the first quarter of 2005 was due to a smaller growth in working capital and lower pension contributions, offset by higher cash payments for restructuring charges and payment of $12.3 million for the final resolution of a distributor lawsuit. This distributor lawsuit was discussed in our Annual Report on Form 10-K for 2004 (the “2004 Form 10-K”). In 2005, we plan to make approximately $100 million in voluntary contributions to the pension plan, of which $15.0 million was made in the first quarter.

Net cash used in investing activities:

Capital expenditures in the first quarter of 2005 were $12.8 million compared to $21.7 million in the prior year quarter. These capital expenditures represent investments for new product designs, cost reduction programs, replacement of equipment, and government mandated product requirements. Capital expenditures in 2005 are anticipated to be approximately $80 to $100 million.

Net cash used in or provided by financing activities:

Our primary source of cash to fund working capital, capital expenditures and pension contributions is cash generated from operations. Requirements in excess of cash generated internally are typically funded by debt. We expect to continue to generate sufficient internal cash flows to fund working capital requirements, investing activities and pension contributions. Our short-term liquidity requirements, including seasonal working capital increases, are further supported by cash and short-term investments of $98.5 million at the end of first quarter of 2005 and the $300 million credit agreement to meet the near term requirements. Long-term liquidity is also supported by debt issuance in the capital markets. We have $412.3 million of debt maturing in 2006, of which $189.0 million has been recorded as current maturities of long-term debt at the end of the first quarter of 2005. We expect to satisfy these obligations through various sources of funding, including cash and short-term investments, the credit agreement, or a replacement facility as discussed below, and issuance of long-term debt. We are currently evaluating options to refinance the 2006 debt maturities in 2005.

Total long-term debt decreased from $978.6 million at the end of 2004 to $968.9 million at the end of the first quarter of 2005. Cash and short-term investments decreased from $164.3 million at the end of 2004 to $98.5 million at the end of the first quarter of 2005.

We have a three-year $300 million credit agreement that expires March 5, 2007. The credit agreement includes financial covenants related to interest coverage and the ratio of debt to earnings before interest, taxes, depreciation and amortization. We were in compliance with these covenants at the end of the first quarter of 2005. Failure to comply with the covenants in the credit agreement or any other event of default under the credit agreement would adversely impact our ability to borrow funds under the credit agreement. Our current projections indicate that we will not have any borrowing needs under this agreement in 2005.

We are reviewing financing options to replace the current credit agreement that should provide us substantially more covenant flexibility and funding stability to meet our liquidity and financing requirements. We have received financing commitments from banks for multi-year accounts receivable and inventory based credit facilities and expect to replace our current credit agreement with new facilities during the second quarter of 2005.

Dividend payments on common stock were $14.3 million in the first quarter of 2005 as compared to $14.2 million in the prior year quarter.

Shareholders’ equity:

We had a negative $78.4 million in shareholders’ equity at the end of the first quarter of 2005 as compared to a negative $75.0 million at the end of 2004. In total, shareholders’ equity has been reduced by $507.8 million for minimum pension liability adjustments that were recorded in each of the last four fiscal years. In addition, shareholders’ equity has been adversely impacted by a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994, to $1.5 billion at December 31, 2000. The negative equity is not expected to pose a risk to liquidity as cash flows are anticipated to be sufficient and there are no covenants in any of our debt instruments that include equity or debt-to-equity ratios.

Contingencies

We have contingent liabilities that arise in the normal course of business, including pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. As discussed in the 2004 Form 10-K, we are appealing several proposed adjustments that resulted from the examination by the Internal Revenue Service of our federal income tax returns for 1998 through 2001. The outcome of these tax related matters is not expected to have a materially adverse effect on our consolidated financial position, results of operations, or cash flows.

In 2004, we settled product-related litigation in the United States primarily involving early generation front-load washers. As discussed in the 2004 Form 10-K, we recorded charges based on an estimate of the costs of the U.S. settlement. The estimate is subject to fluctuations in claim volume, claim amount, claim type, claim validity and takeup rates involving machines sold in the United States and potential exposure relating to front-load litigation in Canada that was not resolved by the U.S. settlement. The claim periods in the U.S. settlement remain open until the third quarter of 2005. The United States claims can be settled in a variety of manners substantially at the option of the Company. We did not record any additional charges in the first quarter of 2005 related to this settlement, but adjustments might be required in future periods as more information becomes available.

On April 14, 2005, we announced the recall of a floor care product that was manufactured in 1998 and 1999. We recorded a $0.4 million charge for the estimated cost to repair these units. This estimate involves assumptions including the number of owners who will respond to the recall and the cost to repair the units impacted. Based on the information currently available, we do not believe that this recall will have a material impact on our consolidated financial position, results of operation or cash flows.

As of April 2, 2005, approximately $74.0 million of undrawn stand-by letters of credit were outstanding which are primarily utilized to back workers compensation claims and extended service contracts if we were to fail to fund these obligations.

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

We are exposed to commodity price risk related to our purchase of selected commodities used in the manufacturing of our products. From time to time, we enter into commodity swap agreements to reduce the effect of changing raw material prices for selected commodities including natural gas. Our largest exposure is for steel prices, which increased significantly in the second half of 2004. Our commodity swap agreements do not provide any hedge for increases in steel prices.

Interest rate risk on debt securities is also an exposure to our Company. We utilize interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount.

There have been no material changes in the reported market risks since January 1, 2005. See further discussion of these market risks and related financial instruments in the 2004 Form 10-K.

Forward Looking Statements and Business Risks

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains statements that are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expect(s),” “intend(s),” “may impact,” “plan(s),” “should,” “believe(s),” “anticipate(s),” “on track,” or similar terms. We or our representatives may also make similar forward-looking statements from time to time orally or in writing. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	Business conditions in the industries in which Maytag competes, including changes in economic conditions in the geographic areas where its operations are located or where products are sold.
•	Timing, start-up and customer acceptance of newly designed products.
•	Shortages of manufacturing capacity.
•	Competitive factors, such as price competition and new product introductions or the introduction of new competitors in existing customers, such as the announcement of an additional competitor selling to one of our largest customers, Home Depot.
•	Asset impairments resulting from plant closings or changes in the competitive environment.
•	Significant loss of business, such as the announcement that our major appliances will not be sold at Best Buy effective in the first quarter of 2005, or inability to collect accounts receivable from a major national retailer.
•	The cost and availability of raw materials and purchased components, including the impact of tariffs.
•	The timing and progress of activities initiated to achieve further cost reductions and savings.
•	Financial viability of customers, suppliers, contractors, or insurers.
•	Union labor relationships.
•	The impact of business acquisitions or dispositions.
•	Increasing pension and postretirement health care costs due to changes in interest rates, the market value of assets held in trust to pay these obligations, or inflationary health care trend rates.

•	Costs of complying with governmental regulations.
•	Matters pending before the Consumer Product Safety Commission, including previously announced recalls of certain cooking products and a floor care product.
•	A failure to comply with the covenants in our credit agreement or any other event of default under the credit agreement, which would adversely impact our ability to borrow funds under the credit agreement, and our ability to replace our credit agreement with new facilities and to refinance debt maturing in 2006
•	Litigation, regulatory investigations or audits including but not limited to product liability, environmental remediation, taxes, and other claims or lawsuits.
•	Changes in the number of claims or the nature of those claims in the litigation related to front-load washers.
•	Product warranty claims.
•	Energy supply, including the availability and cost of energy necessary for the manufacturing process and the cost of fuel used in the distribution of products.
•	The impact of foreign currency exchange rate fluctuations.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the first quarter of 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic SEC filings for Maytag (including its consolidated subsidiaries).

There was no change in internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected or is reasonably likely to materially affect Maytag’s internal control over financial reporting.

Part II    OTHER INFORMATION

MAYTAG CORPORATION

Exhibits

Item 6.  Exhibits

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

MAYTAG CORPORATION

Date: April 22, 2005	/s/ George C. Moore
George C. Moore Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)