Form 10-Q/A
period 2005-04-02
MAYTAG CORP
filed 2005-04-22
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Form 10-Q for the quarterly period ended April 2, 2005 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 22, is being filed to amend the “Business Results” table in Management’s Discussion and Analysis on page 16.

The reason for the amendment is as follows:

Three line items in the “Business Results” table inadvertently referred to information from a previous filing. These line items were captioned “Asset impairment,” “Goodwill impairment,” and “Front-load washer litigation” with amounts that were related to prior periods. This amendment has eliminated these three line items. The total operating income amounts reflected in this Table were correct as originally filed.

As a result of these amendments, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A. Accordingly, the “Exhibit Index” attached to this Form 10-Q/A is being updated to reflect the new certifications described above.

Except for the amendments described above, this Form 10-Q/A does not modify or update our previously reported financial statements and other financial disclosures in, or exhibits to, the Original Filing.

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