Form 10-Q
period 2005-07-02
MAYTAG CORP
filed 2005-07-22
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 2, 2005:

Common Stock, $1.25 par value – 79,859,812

MAYTAG CORPORATION

Quarterly Report on Form 10-Q

Quarter Ended July 2, 2005

Part I FINANCIAL INFORMATION

Item 1.	Financial Statements

Maytag Corporation

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
In thousands, except per share data	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Net sales	$1,229,718	$1,152,229	$2,397,557	$2,371,173
Cost of sales	1,093,858	1,003,726	2,132,627	2,011,549

Gross profit	135,860	148,503	264,930	359,624
Selling, general and administrative expenses	112,805	125,989	212,935	265,483
Restructuring and related charges	3,380	27,852	8,234	35,847
Goodwill impairment-Commercial Products	—	9,600	—	9,600
Front-load washer litigation	—	18,500	—	18,500

Operating income (loss)	19,675	(33,438)	43,761	30,194
Interest expense	(16,278)	(13,215)	(32,053)	(26,106)
Adverse judgment on pre-acquisition distributor lawsuit	—	(10,505)	—	(10,505)
Other-net	815	55	3,243	2,921

Income (loss) before taxes	4,212	(57,103)	14,951	(3,496)
Income tax expense (benefit)	731	(16,019)	3,738	(1,136)

Net income (loss)	$3,481	$(41,084)	$11,213	$(2,360)

Basic earnings (loss) per common share:
Net income (loss)	$0.04	$(0.52)	$0.14	$(0.03)
Diluted earnings (loss) per common share:
Net income (loss)	$0.04	$(0.52)	$0.14	$(0.03)
Cash dividends paid per share	$0.09	$0.18	$0.27	$0.36

Maytag Corporation

Consolidated Balance Sheets

In thousands, except share data	July 2 2005	January 1 2005
Assets
Current assets
Cash and cash equivalents	$69,015	$164,276
Accounts receivable-net	724,544	629,901
Inventories	604,383	515,321
Deferred income taxes	52,973	55,862
Prepaids and other current assets	45,419	80,137

Total current assets	1,496,334	1,445,497
Noncurrent assets
Deferred income taxes	265,024	253,428
Prepaid pension cost	1,285	1,492
Intangible pension asset	49,051	49,051
Goodwill	259,413	259,413
Other intangibles, net	34,803	36,016
Other noncurrent assets	44,050	53,965

Total noncurrent assets	653,626	653,365
Property, plant and equipment
Land	15,911	15,489
Buildings and improvements	345,225	343,321
Machinery and equipment	1,844,277	1,866,485
Construction in progress	38,783	19,874

Property, plant and equipment	2,244,196	2,245,169
Less accumulated depreciation	1,375,039	1,324,007

Total property, plant and equipment	869,157	921,162

Total assets	$3,019,117	$3,020,024

Maytag Corporation

Consolidated Balance Sheets - Continued

In thousands, except share data	July 2 2005	January 1 2005
Liabilities and Shareowners’ Deficit
Current liabilities
Accounts payable	$553,169	$545,901
Compensation to employees	49,277	50,195
Accrued liabilities	307,346	307,924
Current portion of long-term debt	188,977	6,043

Total current liabilities	1,098,769	910,063

Noncurrent liabilities
Long-term debt, less current portion	787,839	972,568
Postretirement benefit liability	528,436	531,995
Accrued pension cost	504,133	496,480
Other noncurrent liabilities	177,418	183,942

Total noncurrent liabilities	1,997,826	2,184,985

Shareowners’ deficit
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	417,889	428,889
Retained earnings	1,284,029	1,294,412
Cost of common stock in treasury (2005—37,265,340 shares; 2004—37,737,263 shares)	(1,412,291)	(1,430,176)
Employee stock plans	(3,072)	(3,913)
Accumulated other comprehensive loss	(510,471)	(510,674)

Total shareowners’ deficit	(77,478)	(75,024)

Total liabilities and shareowners’ deficit	$3,019,117	$3,020,024

Maytag Corporation

Consolidated Statements of Cash Flows

	Six Months Ended
In thousands	July 2 2005	July 3 2004
Operating activities
Net income (loss)	$11,213	$(2,360)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	81,731	83,434
Amortization	1,111	632
Deferred income taxes	(8,707)	21,903
Restructuring and related charges, net of cash paid	(14,735)	29,032
Goodwill impairment-Commercial Products	—	9,600
Front-load washer litigation, net of cash paid	(4,292)	18,500
Adverse judgment on pre-acquisition distributor lawsuit	(12,250)	10,505
Changes in working capital items
Accounts receivable	(96,437)	(42,258)
Inventories	(90,196)	(125,544)
Other current assets	35,066	3,691
Trade payables	8,188	(39,936)
Other current liabilities	27,845	17,372
Pension expense	35,509	31,866
Pension contributions	(27,849)	(92,744)
Postretirement benefit liability	(3,559)	3,275
Other noncurrent liabilities	4,149	15,350
Other assets	2,941	6,693
Other	2,848	2,027

Net cash used in operating activities	$(47,424)	$(48,962)
Investing activities
Capital expenditures	$(35,601)	$(48,872)
Proceeds from property disposition, net of transaction costs	11,123	—

Investing activities	$(24,478)	$(48,872)
Financing activities
Net proceeds of notes payable	$—	$129,484
Repayment of long-term debt	(2,518)	(4,020)
Stock options and employee stock	1,722	1,975
Dividends on common stock	(21,490)	(28,395)
Other	(1,025)	(276)

Financing activities	$(23,311)	$98,768
Effect of exchange rates on cash	(48)	(198)

Increase (decrease) in cash and cash equivalents	(95,261)	736
Cash and cash equivalents at beginning of period	164,276	6,756

Cash and cash equivalents at end of period	$69,015	$7,492

MAYTAG CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. Operating results for the three and six-month periods ended July 2, 2005, are not necessarily indicative of the results that are expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended January 1, 2005 (the “2004 Form 10-K”).

NOTE B – PENDING TRANSACTION

On May 19, 2005, Maytag entered into a definitive merger agreement with Triton Acquisition Holding Company (Triton) providing for Triton to acquire all outstanding shares of the Company for $14 per share in cash. The agreement includes a termination fee of $40 million payable to Triton under certain circumstances. On June 17, 2005, Maytag received a preliminary non-binding proposal from Bain Capital Partners LLC, Blackstone Capital Partners IV L.P. and Haier America Trading, L.L.C. (“Bain, Blackstone and Haier America”) to acquire all outstanding shares of the company for $16 per share in cash. On June 30, 2005, Maytag announced that Triton had advised the Company orally that the continued furnishing of information to and discussions with Bain, Blackstone, and Haier America after the deadline noted in the merger agreement gives Triton the right to terminate the merger agreement under the provisions of the merger agreement and receive the $40 million termination fee described in the agreement. Maytag also announced that it believes that the merger agreement gives it the right to furnish information to and engage in discussions with Bain, Blackstone, and Haier America, and that doing so does not give Triton a termination right. On July 19, 2005, Bain, Blackstone and Haier America informed Maytag that they had determined not to further pursue a transaction to acquire the outstanding shares of Maytag.

On July 17, 2005, Maytag received an unsolicited proposal from Whirlpool Corporation to acquire all outstanding shares of Maytag for $17 per share, of which at least 50% would be paid in cash and the balance in shares of Whirlpool common stock, conditioned on satisfactory completion of due diligence and negotiation of a mutually acceptable definitive merger agreement.

NOTE C – COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) and its components, net of related tax are as follows:

	Three Months Ended
In thousands	July 2 2005	July 3 2004
Net income (loss)	$3,481	$(41,084)
Other comprehensive income (loss) items, net of income taxes
Unrealized gains on securities, net of tax	—	523
Less: Reclassification adjustment for gain included in net income (loss)	—	(735)
Foreign currency translation, net of tax	1,000	(1,410)

Total other comprehensive income (loss)	1,000	(1,622)

Comprehensive income (loss)	$4,481	$(42,706)

	Six Months Ended
In thousands	July 2 2005	July 3 2004
Net income (loss)	$11,213	$(2,360)
Other comprehensive income (loss) items, net of income taxes
Unrealized gains on securities, net of tax	—	101
Less: Reclassification adjustment for gain included in net income (loss)	—	(735)
Foreign currency translation, net of tax	203	(1,862)

Total other comprehensive income (loss)	203	(2,496)

Comprehensive income (loss)	$11,416	$(4,856)

The components of accumulated other comprehensive income (loss), net of related tax are as follows:

In thousands	July 2 2005	January 1 2005
Minimum pension liability adjustment	$(507,793)	$(507,793)
Foreign currency translation loss	(2,678)	(2,881)

Accumulated other comprehensive loss	$(510,471)	$(510,674)

NOTE D – INVENTORIES

Inventories consisted of the following:

In thousands	July 2 2005	January 1 2005
Raw materials	$80,688	$86,416
Work in process	41,597	40,600
Finished goods	568,236	476,588
Supplies	11,892	11,791

Total FIFO cost	702,413	615,395
Less excess of FIFO cost over LIFO	98,030	100,074

Inventories	$604,383	$515,321

NOTE E – EARNINGS (LOSS) PER SHARE

The following table sets forth the components for computing basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
In thousands	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Numerator for basic and diluted earnings (loss) per share - net income (loss)	$3,481	$(41,084)	$11,213	$(2,360)

Denominator for basic earnings (loss) per share - weighted-average shares	79,818	79,012	79,690	78,929
Effect of dilutive securities:
Stock option plans	—	—	—	—

Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	79,818	79,012	79,690	78,929

As of July 2, 2005, Maytag has approximately 8.0 million shares of dilutive securities outstanding with strike prices ranging between $17.63 to $70.94 per share (or approximately $30 per share on average). Maytag’s average stock price was $13.43 and $14.63 per share in the second quarter and first six months, respectively, of 2005. Therefore, all of these securities were antidilutive.

NOTE F–CONTINGENCIES

Maytag has contingent liabilities that arise in the normal course of business, including pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. As discussed in the 2004 Form 10-K, Maytag is appealing several proposed adjustments that resulted from the examination by the Internal Revenue Service of its federal income tax returns for 2000 and 2001. The Financial Accounting Standards Board recently issued a proposed interpretation of FASB No. 109 (“Accounting for Uncertain Tax Positions”). Maytag will be reviewing this information to determine whether there is any impact on Maytag’s consolidated financial position or results of operations.

In 2004, Maytag settled product-related litigation in the United States primarily involving early generation front-load washers. As discussed in the 2004 Form 10-K, Maytag recorded charges based on an estimate of the costs of the U.S. settlement. The estimate is subject to fluctuations in claim volume, claim amount, claim type, claim validity and takeup rates involving machines sold in the United States and potential exposure relating to front-load litigation in Canada that was not resolved by the U.S. settlement. The claim periods in the U.S. settlement remain open until the third quarter of 2005. On April 27, 2005, the Company entered into a settlement of the litigation in Canada and the length of the claims period in Canada will be similar to the claims period in the U.S. settlement. These claims can be settled in a variety of manners substantially at the option of the Company. Maytag did not record any additional charges in the second quarter of 2005 related to these settlements, but adjustments might be required in future periods as more information becomes available.

On April 14, 2005, Maytag announced the recall of a floor care product that was manufactured in 1998 and 1999. In the first quarter of 2005, the Company recorded a $0.4 million charge for the estimated cost to repair these units. This estimate involves assumptions including the number of owners who will respond to the recall and the cost to repair the units impacted. In the second quarter of 2005, an issue arose related to a new laundry product which resulted in a charge of $1.5 million. Based on the information currently available, Maytag does not believe that these product issues will have a material impact on its consolidated financial position, results of operation or cash flows.

In the second quarter of 2005, lawsuits arising out of the merger agreement with Triton (see Note B “Pending Transactions” for more information) were filed against Maytag and its directors. In addition, in July 2005, a lawsuit was filed against Maytag and its chief executive officer and chief financial officer alleging violations of federal securities laws. Maytag believes that these lawsuits are without merit and intends to defend them vigorously. For a description of these lawsuits, see Part II, item 1 of this Form 10-Q.

NOTE G – SEGMENT REPORTING

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

Financial information for reportable segments consisted of the following:

	Three Months Ended		Six Months Ended
In thousands	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Net sales
Home Appliances	$1,163,259	$1,077,643	$2,276,446	$2,222,429
Commercial Products	66,459	74,586	121,111	148,744

Consolidated total	$1,229,718	$1,152,229	$2,397,557	$2,371,173

Operating income (loss)
Home Appliances	$21,029	$(23,741)	$47,664	$36,604
Commercial Products	(1,354)	(9,697)	(3,903)	(6,410)

Consolidated total	$19,675	$(33,438)	$43,761	$30,194

The reconciliation of segment profit (loss) to consolidated income (loss) from operations before income taxes consisted of the following:

	Three Months Ended		Six Months Ended
In thousands	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Total operating income (loss) for reportable segments	$19,675	$(33,438)	$43,761	$30,194
Interest expense	(16,278)	(13,215)	(32,053)	(26,106)
Adverse judgment on pre-acquisition distributor lawsuit	—	(10,505)	—	(10,505)
Other - net	815	55	3,243	2,921

Income (loss) from operations before income taxes	$4,212	$(57,103)	$14,951	$(3,496)

Asset information for Maytag’s reportable segments consisted of the following:

	As Of
In thousands	July 2 2005	January 1 2005
Total assets
Home Appliances	$2,879,741	$2,896,916
Commercial Products	139,376	123,108

Consolidated total	$3,019,117	$3,020,024

NOTE H – RESTRUCTURING AND RELATED CHARGES

Activity in the restructuring and related charges reserve included in accrued liabilities for the six months ended July 2, 2005 consisted of the following:

Description of reserve (in thousands)	Balance January 1, 2005	Charged to Earnings 2005	Cash Utilization	Non-Cash Utilization	Balance July 2, 2005
Severance and related expense	$20,518	$1,925	$(20,164)	$—	$2,279
Accelerated depreciation	—	4,057	—	(4,057)	—
Purchase commitment	1,610	1,061	(1,614)	—	1,057
Other	—	1,191	(1,191)	—	—

Total	$22,128	$8,234	$(22,969)	$(4,057)	$3,336

In the fourth quarter of 2002, Maytag announced that it would close its refrigeration manufacturing facility in Galesburg, Illinois, and it ceased production there in September 2004. Since the announcement, the Company has recorded $154.3 million in restructuring and related charges primarily for asset impairments, accelerated depreciation and severance and related costs, all of which were recorded in the Home Appliances segment. The Company recorded restructuring and related charges involving the Galesburg refrigeration facility for the three and six months ended July 2, 2005, of $1.1 million and $2.3 million, respectively. Cash expenditures over the same periods were $1.4 million and $10.1 million, respectively, mostly related to severance costs. The closure of the facility resulted in a workforce reduction of approximately 1,500 positions.

In the second quarter of 2004, the Company announced a comprehensive restructuring plan to consolidate the Hoover floor care, Maytag appliances and corporate headquarters organizations. Through July 2, 2005, the Company recorded $40.9 million in restructuring and related charges primarily for severance and related costs as well as impaired assets, primarily recorded in the Home Appliances segment. The Company recorded $2.3 million and $5.9 million of these charges for the three and six months ended July 2, 2005, primarily in the Home Appliances segment. Cash expenditures over the same periods were $2.9 million and $12.9 million, respectively, mostly for severance costs. The restructuring plan resulted in a workforce reduction of approximately 1,100 positions.

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

	Three Months Ended		Six Months Ended
In thousands except per share data	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Net income (loss), as reported	$3,481	$(41,084)	$11,213	$(2,360)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(531)	(868)	(984)	(1,651)

Pro forma net income (loss)	$2,950	$(41,952)	$10,229	$(4,011)

Basic earnings (loss) per share - as reported	$0.04	$(0.52)	$0.14	$(0.03)
Diluted earnings (loss) per share-as reported	$0.04	$(0.52)	$0.14	$(0.03)
Basic earnings (loss) per share - pro forma	$0.04	$(0.53)	$0.13	$(0.05)
Diluted earnings (loss) per share-pro forma	$0.04	$(0.53)	$0.13	$(0.05)

In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment,” which replaces Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the option to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. After a phase-in period for Statement No. 123R, pro forma disclosure will no longer be allowed. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R.

Alternative phase-in methods are allowed under Statement No. 123R, which was to be effective as of the beginning of the first interim or annual reporting period that began after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, Maytag’s effective date for implementation of SFAS 123R is January 1, 2006. Maytag expects it will use the modified-prospective phase-in method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. Maytag does not believe that any of the alternative phase-in methods would have a materially different effect on the Company’s Consolidated Statement of Operations or Balance Sheet.

NOTE J – WARRANTY RESERVE

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

Changes in the basic limited warranty liability for the six months ended July 2, 2005 and July 3, 2004 were as follows:

	Six Months Ended
Warranty reserve (in thousands)	July 2 2005	July 3 2004
Balance at beginning of period	$114,905	$103,227
Warranties accrued during the period	65,786	64,457
Settlements made during the period	(67,956)	(63,012)
Changes in liability for adjustments during the period, including expirations	(669)	6,721

Balance at end of period	$112,066	$111,393

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

NOTE K– PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

The components of net periodic pension cost consisted of the following:

	Three Months Ended		Six Months Ended
In thousands	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Components of net periodic pension cost:
Service cost	$6,753	$7,380	$13,529	$14,761
Interest cost	26,010	25,759	51,989	51,524
Expected return on plan assets	(29,201)	(28,595)	(58,759)	(57,196)
Amortization of transition assets	(5)	(7)	(9)	(12)
Amortization of prior service cost	2,837	3,042	5,625	6,085
Recognized actuarial loss	11,572	8,352	23,134	16,704

Net periodic pension cost	$17,966	$15,931	$35,509	$31,866

The Company made $27.8 million in pension contributions in the first six months of 2005, of which $26.5 million were voluntary contributions to the qualified pension plan. Maytag plans to make $100 million in qualified pension contributions for the full year of 2005. However, pursuant to the merger agreement with Triton (see Note B “Pending Transaction” above for more information), the Company is restricted in making additional contributions prior to September 1, 2005 and is required to consult with Triton before making additional contributions on or after September 1, 2005.

The components of net periodic postretirement medical cost consisted of the following:

	Three Months Ended		Six Months Ended
In thousands	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Components of net periodic postretirement cost:
Service cost	$2,325	$3,295	$4,911	$6,590
Interest cost	10,690	11,507	22,101	23,014
Amortization of prior service benefit	(9,023)	(2,782)	(16,749)	(5,564)
Recognized actuarial loss	7,796	3,855	15,593	7,710

Net periodic postretirement cost	$11,788	$15,875	$25,856	$31,750

In the first and second quarters of 2005, Maytag standardized many of the medical plans provided to retired non-union and salaried employees. Lower postretirement medical benefit expense resulting from these plan changes more than offset the increased expense resulting from changes in assumptions with respect to the discount rate and future medical cost trends.

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

Pending Transaction

On May 19, 2005, we entered into a definitive merger agreement with Triton Acquisition Holding Company (“Triton”) providing for Triton to acquire all outstanding shares of the Company for $14 per share in cash. The agreement includes a termination fee of $40 million payable to Triton under certain circumstances. On June 17, 2005, we received a preliminary non-binding proposal from Bain Capital Partners LLC, Blackstone Capital Partners IV L.P. and Haier America Trading, L.L.C. (“Bain, Blackstone and Haier America”) to acquire all outstanding shares of the Company for $16 per share in cash. On June 30, 2005, we announced that Triton had advised us orally that our continued furnishing of information to and discussions with Bain, Blackstone and Haier America after the deadline noted in the merger agreement gives Triton the right to terminate the merger agreement under the provisions of the agreement and receive the $40 million termination fee described in the agreement. We also announced that we believe that the merger agreement gives us the right to furnish information to and engage in discussions with Bain, Blackstone and Haier America, and that doing so does not give Triton a termination right. On July 19, 2005, we announced that we had received a letter from Bain, Blackstone and Haier America stating that they had determined not to further pursue the transaction to acquire the outstanding shares of Maytag.

On July 17, 2005, we received an unsolicited proposal from Whirlpool Corporation to acquire all outstanding shares of Maytag for $17 per share, of which at least 50% would be paid in cash and the balance in shares of Whirlpool common stock, conditioned on satisfactory completion of due diligence and negotiation of a mutually acceptable definitive merger agreement.

For additional and more detailed information on the special meeting of stockholders scheduled for August 19, 2005, and the background and reasons for the merger and the definitive merger agreement with Triton, please refer to the Definitive Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on July 18, 2005.

Second Quarter Overview

•	Consolidated net sales increased 6.7% in the second quarter of 2005 as compared to the prior year quarter. Net sales increased 7.9% in Home Appliances and declined 10.9% in Commercial Products.

•	Operating income for the second quarter of 2005 was $19.7 million compared to an operating loss of $33.4 million in the prior year. Operating income of $21.1 million in Home Appliances offset a $1.4 million loss in Commercial Products.

•	Pre-tax restructuring and related charges of $3.3 million were recorded in the second quarter of 2005 that related to a major restructuring announced in 2004 to consolidate the Hoover floor care, Maytag appliances and corporate headquarters organizations and the closing of the Galesburg, Illinois, refrigeration facility. In the second quarter of 2004, we recorded $27.8 million in restructuring charges related to these items. In the second quarter of 2004, operating losses also included an $18.5 million charge for front-load washer litigation and a $9.6 million goodwill impairment charge.

•	Consolidated net income for the second quarter of 2005 was $3.5 million or $0.04 per share compared to consolidated net loss of $41.1 million or $0.52 per share in the prior year quarter.

First Half and Cash Flow Overview

•	Net sales increased 1.1% in the first half of 2005 compared to the prior year. Net sales increased 2.4% in Home Appliances offsetting an 18.6% decline in Commercial Products.

•	Operating income increased to $43.8 million in the first half of 2005 as compared to $30.2 million in the first half of the prior year.

•	Operating results included restructuring and related charges of $8.2 million in the first half of 2005 compared to $35.8 million in the prior year. In addition, the operating results for the first half of 2004 included an $18.5 million charge for front-load washer litigation and a $9.6 million goodwill impairment charge.

•	Net income for the first half of 2005 was $11.2 million or $0.14 per share as compared to a net loss of $2.4 million or $0.03 per share in the prior year.

•	Cash flow used by operations was $47.4 million in the first half of 2005 compared to $49.0 million in the prior year.

Results of Operations – Second Quarter of 2005 compared to the Second Quarter of 2004

In millions (except per share data)	Second Quarter 2005	Percent of sales	Second Quarter 2004	Percent of sales
Net sales
Home Appliances	$1,163.2	94.6%	$1,077.6	93.5%
Commercial Products	66.5	5.4%	74.6	6.5%

Total net sales	1,229.7		1,152.2

Gross profit	135.8	11.0%	148.5	12.9%
Selling, general and administrative expenses	112.8	9.2%	126.0	10.9%
Restructuring charges	3.3	0.3%	27.8	2.4%
Goodwill impairment	—		9.6	0.8%
Front-load washer litigation	—		18.5	1.6%
Operating income (loss)
Home Appliances	21.1	1.8%	(23.7)	-2.2%
Commercial Products	(1.4)	-2.1%	(9.7)	-13.0%

Total operating income (loss)	19.7	1.6%	(33.4)	-2.9%

Net income (loss)	$3.5	0.3%	$(41.1)	-3.6%
Earnings (loss) per share	$0.04		$(0.52)

Consolidated net sales in the second quarter of 2005 increased by $77.5 million or 6.7% compared to the prior year quarter. A significant increase in revenues from our service operations and sales increases in all Home Appliance product categories including floor care, both domestically and internationally, resulted in an overall sales increase of 7.9% for Home Appliances. Net sales of Commercial Products declined 10.9% due to continued weakness in the vending equipment industry and lower sales of commercial cooking products.

Gross profit declined to 11.0% of consolidated net sales in the second quarter of 2005 from 12.9% of consolidated net sales in the prior year quarter due to increased material costs primarily for steel and resins, lower average selling prices for floor care products and higher distribution costs.

Pension and postretirement medical costs in the second quarter of 2005 were $29.8 million compared to $31.8 million in the prior year. Reduced expenses from plan changes for certain retired employees offset the increased expense due to changes in assumptions with respect to the discount rate and future medical cost trends.

Selling, general and administrative expenses for the second quarter of 2005 declined to 9.2% of consolidated net sales compared to 10.9% of consolidated net sales for the prior year quarter. The reduction in these expenses, both as a percentage of sales and in absolute terms, was primarily due to lower advertising expenses and cost reduction initiatives taken in 2004, including a significant reduction in the salaried workforce.

Restructuring and related charges of $3.3 million were recorded in the second quarter of 2005. These charges involved the plan announced in the second quarter of 2004 to consolidate the Hoover floor care, Maytag appliances, and corporate headquarters organizations and the previously announced closing of the Galesburg, Illinois, refrigeration plant. In the second quarter of 2004, we recorded restructuring and related charges of $27.8 million for the headquarters consolidation and the closing of the Galesburg refrigeration plant. In the second quarter of 2004, operating losses also included a $9.6 million goodwill impairment charge and an $18.5 million charge for front-load washer litigation.

For the reasons outlined above, consolidated operating income was $19.7 million or 1.6% of consolidated net sales in the second quarter of 2005 as compared to an operating loss of $33.4 million in the prior year quarter. Operating income in Home Appliances was $21.1 million or 1.8% of net sales in the second quarter of 2005 as compared to an operating loss of $23.7 million in the prior year quarter. The operating loss in the prior year quarter of Home Appliances included $27.8 million of restructuring and related charges and charges of $18.5 million for front-load washer litigation. Commercial Products recorded an operating loss of $1.4 million for the second quarter of 2005 compared to an operating loss of $9.7 million in the prior year quarter. The prior year quarter of Commercial Products included a $9.6 million goodwill impairment charge for the commercial cooking equipment category.

Interest expense in the second quarter of 2005 increased to $16.3 million from $13.2 million in the prior year quarter as a result of higher interest rates partially offset by lower average borrowing.

In the second quarter of 2004, we also recorded a $10.5 million charge for litigation involving the termination of a commercial distributorship prior to Maytag’s acquisition of the Amana business. This distributor lawsuit was discussed in our Annual Report on Form 10-K for 2004 (the “2004 Form 10-K”).

Other-net was income of $0.8 million in the second quarter of 2005 compared to income of $0.1 million in the prior year. Gains on hedges of foreign currencies and interest income from cash and cash equivalents were offset by merger and acquisition costs. Although merger and acquisition costs were minimal in the second quarter, we anticipate that they will increase during the remainder of the year.

We recorded tax expense of $0.7 million in the second quarter of 2005 on income before income taxes of $4.2 million as compared to a tax benefit of $16.0 million on a loss before income taxes of $57.1 million in the second quarter of 2004. The 17.4% effective tax rate in the second quarter of 2005 is lower than the federal statutory rate of 35% primarily due to the impact of income tax credits, the nontaxable status of the federal reimbursement for retiree drug costs, and the U.S. income tax exclusion for certain export sales.

For the reasons outlined above, we recorded net income of $3.5 million or $0.04 per share in the second quarter of 2005 as compared to a net loss of $41.1 million or $0.52 per share in the prior year quarter.

Results of Operations – First Six Months of 2005 vs. First Six Months of 2004

In millions (except per share data)	First Half 2005	Percent of sales	First Half 2004	Percent of sales
Net sales
Home Appliances	$2,276.4	94.9%	$2,222.4	93.7%
Commercial Products	121.2	5.1%	148.8	6.3%

Total net sales	2,397.6		2,371.2

Gross profit	264.9	11.0%	359.6	15.2%
Selling, general and administrative expenses	212.9	8.9%	265.5	11.2%
Restructuring charges	8.2	0.3%	35.8	1.5%
Goodwill impairment	—		9.6	0.4%
Front-load washer litigation	—		18.5	0.8%
Operating income (loss)
Home Appliances	47.7	2.1%	36.6	1.6%
Commercial Products	(3.9)	-3.2%	(6.4)	-4.3%

Total operating income (loss)	43.8	1.8%	30.2	1.3%

Net income (loss)	$11.2	0.5%	$(2.4)	-0.1%
Earnings (loss) per share	$0.14		$(0.03)

Net sales increased 1.1% in the first six months of 2005 compared to the prior year. Net sales increased 2.4% in Home Appliances and decreased 18.6% in Commercial Products. In Home Appliances, revenue increases from our service operations and increased sales of major appliances, both domestically and internationally, were the primary reasons for the increase. Unit sales of floor care products increased significantly in the first six months of 2005 compared to the prior year, but the net sales impact of the increase in unit sales was offset by lower average selling prices for these products. Commercial Products sales comparisons for the first half of 2005 versus the prior year were adversely impacted by lower vending equipment sales resulting from weakness in the vending equipment industry and lower sales of commercial cooking equipment.

Gross profit declined to 11.0% of consolidated net sales in the first half of 2005 from 15.2% of consolidated net sales in the prior year due to increased material costs primarily for steel and resins, lower production volume that adversely impacted burden absorption, lower average selling prices for floor care products, and higher distribution costs. Lower production volume has resulted from a greater reliance on sourced product.

Pension and postretirement medical costs in the first half of 2005 were $61.4 million compared to $63.6 million in the prior year. Reduced expense from plan changes for certain retired employees offset the increased expense due to changes in assumptions with respect to the discount rate and future medical cost trends. In the first and second quarters of 2005, we standardized many of the medical plans provided to retired non-union and salaried employees. The new standardized plans with reduced benefits and higher retiree contributions are expected to result in a reduction of approximately $21 million in annual retiree medical expense in 2005, with $9.6 million of this amount recognized in the first half of 2005. For the full year of 2005, pension and postretirement medical expenses are expected to be approximately $6.4 million higher than 2004.

Selling, general and administrative expenses for the first half of 2005 declined to 8.9% of consolidated net sales compared to 11.2% of consolidated net sales for the prior year. The reduction in these expenses, both as a percentage of sales and in absolute terms, was primarily due to lower advertising expenses and cost reduction initiatives taken in 2004, including a significant reduction in the salaried workforce.

Restructuring and related charges of $8.2 million were recorded in the first half of 2005. These charges involved the plan announced in the second quarter of 2004 to consolidate the Hoover floor care, Maytag appliances, and corporate headquarters organizations and to the previously announced closing of the Galesburg, Illinois, refrigeration plant. In the first half of 2004, we recorded restructuring and related charges of $35.8 million for the headquarters consolidation and the closing of the Galesburg, Illinois, refrigeration plant. In the first half of 2004, operating losses also included an $18.5 million charge for front-load washer litigation and a $9.6 million goodwill impairment charge. Although no plans have been finalized or approved, we are examining initiatives to restructure certain manufacturing operations to reduce costs. If and when these initiatives are finalized and approved, we may record significant charges, such as asset impairment and accelerated depreciation related to the affected operations, severance related to employees whose jobs would be eliminated and curtailment of pension and postretirement benefit plans.

For the reasons outlined above, operating income increased to $43.8 million in the first half of 2005 as compared to $30.2 million in the first half of 2004. Operating income for Home Appliances increased to $47.7 million from $36.6 million due to lower restructuring charges and an $18.5 million charge for front-load washer litigation in 2004. Restructuring and related charges for Home Appliances were $7.9 million in the first half of 2005 compared to $35.8 million in the prior year. The operating loss for Commercial Products was $3.9 million in the first six months of 2005 compared to an operating loss of $6.4 million in the prior year. The prior year results included a $9.6 million goodwill impairment charge for the commercial cooking equipment operations. In the current year, the operating results of Commercial Products have been adversely impacted by lower sales of vending equipment, unfavorable product mix, and higher material costs.

Interest expense for the first six months of 2005 was $32.1 million compared to $26.1 million in the prior year. The increase is due to higher interest rates partially offset by lower average borrowing levels

In the second quarter of 2004, we recorded a $10.5 million charge for litigation related to the termination of a commercial distributorship prior to Maytag’s acquisition of the Amana business.

Other-net was income of $3.2 million in the first half of 2005 compared to income of $2.9 million in the prior year. Higher gains on hedges of foreign currencies and interest income from cash and cash equivalents were partially offset by merger and acquisition costs. Although merger and acquisition costs were minimal in the first half, we anticipate that they will increase during the remainder of the year.

We recorded tax expense of $3.7 million in the first six months of 2005 on income before income taxes of $15.0 million as compared to a tax benefit of $1.1 million on a loss before income taxes of $3.5 million in the first six months of 2004. The 25% effective tax rate in the first six months of 2005 is lower than the federal statutory rate of 35% primarily due to the impact of income tax credits, the nontaxable status of the federal reimbursement for retiree drug costs, and the U.S. income tax exclusion for export sales.

Net income for the first six months of 2005 was $11.2 million or $0.14 per share compared to a net loss of $2.4 million or $0.03 per share in the prior year.

Liquidity and Capital Resources

In millions	First Half 2005	First Half 2004
Net cash used in operating activities	$(47.4)	$(49.0)
Net cash used in investing activities	$(24.5)	$(48.9)
Net cash (used) provided by financing activities	$(23.3)	$98.8

Net cash used in operating activities:

Cash flow used by operations in the first half of 2005 was $47.4 million compared to $49.0 million used by operations in the prior year. The use of cash flow in both periods is primarily due to seasonal increases in working capital during the first half of the year. The comparison of cash flow used by operations to the prior year is impacted by lower pension contributions in the current year, $27.8 million in the first six months of 2005 as compared to $92.7 million in the first six months of the prior year. We plan to make $100 million in qualified pension contributions for the full year of 2005. However, pursuant to the merger agreement with Triton, we are restricted from making additional contributions prior to September 1, 2005 and are required to consult with Triton before making additional contributions on or after September 1, 2005. In addition, year-over-year comparisons were also impacted in the first half of 2005 by a lower seasonal increase in working capital, higher cash payments for restructuring charges and the payment of $12.3 million for the final resolution of a distributor lawsuit.

Net cash used in investing activities:

Capital expenditures in the first half of 2005 were $35.6 million compared to $48.9 million in the prior year. These capital expenditures represent investments in new product designs, cost reduction programs, replacement equipment, and product improvements. Capital expenditures in 2005 are anticipated to be approximately $80 to $100 million.

Net cash used in or provided by financing activities:

Our primary source of cash to fund working capital, capital expenditures and pension contributions is cash generated from operations. Requirements in excess of cash generated internally are typically funded by debt. We expect to continue to generate sufficient internal cash flows to fund working capital requirements, investing activities and pension contributions. Our short-term liquidity requirements, including seasonal working capital increases, are further supported by cash and short-term investments of $69.0 million at the end of second quarter of 2005 and a $300 million revolving credit agreement.

During the second quarter of 2005, we amended the existing $300 million revolving credit facility. The amendment eases covenant requirements and the facility is now secured by accounts receivable and inventory of certain Maytag subsidiaries. In addition, we signed a commitment letter for a new $500 million five-year, senior secured revolving credit facility to be fully underwritten by J.P. Morgan Chase Bank, N.A. and Citigroup Global Markets, Inc. The new revolving credit facility also is to be secured by accounts receivable and inventory of certain Maytag subsidiaries. The commitment letter is effective until December 30, 2005. The current $300 million credit facility would be replaced upon effectiveness of the new $500 million credit facility.

Long-term liquidity is also supported by debt issuance in the capital markets. We have $412.3 million of debt maturing in 2006, of which $189.0 million has been recorded as current at the end of the second quarter of 2005. We expect to satisfy these obligations through various sources of funding, including cash and short-term investments, the credit facility, the new credit facility discussed above, and issuance of long-term debt. We are currently evaluating options to refinance the 2006 debt maturities in 2005.

Total long-term debt decreased from $978.6 million at the end of 2004 to $976.8 million at the end of the second quarter of 2005. Cash and short-term investments decreased from $164.3 million at the end of 2004 to $69.0 million at the end of the second quarter of 2005.

Dividend payments on common stock were $21.5 million in the first half of 2005 as compared to $28.4 million in the prior year. The lower dividend payments were due to a reduction in our dividend per share from 18 cents per share to 9 cents per share in the second quarter. The dividend was lowered in order to provide us with more financial flexibility as we examine the costs for potential restructuring of our manufacturing operations to reduce costs.

Shareowners’ equity:

We had a shareowners’ deficit of $77.5 million at the end of the second quarter of 2005 as compared to a deficit of $75.0 million at the end of 2004. In total, shareowners’ equity has been reduced by $507.8 million for minimum pension liability adjustments that were recorded in each of the last four fiscal years. In addition, shareowners’ equity has been adversely impacted by a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994, to $1.5 billion at December 31, 2000. The shareowners’ deficit is not expected to pose a risk to liquidity as cash flows are anticipated to be sufficient and there are no covenants in any of our debt instruments that include equity or debt-to-equity ratios.

Contingencies

We have contingent liabilities that arise in the normal course of business, including pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. As discussed in the 2004 Form 10-K, we are appealing several proposed adjustments that resulted from the examination by the Internal Revenue Service of our federal income tax returns for 2000 and 2001. The FASB recently issued a proposed interpretation of FASB Statement No. 109 (Accounting for Uncertain Tax Positions). We will be reviewing this information to determine whether there is any impact to our consolidated financial position or results of operation if the proposed exposure draft is finalized by FASB.

In 2004, we settled product-related litigation in the United States primarily involving early generation front-load washers. As discussed in the 2004 Form 10-K, we recorded charges based on an estimate of the costs of the U.S. settlement. The estimate is subject to fluctuations in claim volume, claim amount, claim type, claim validity and takeup rates involving machines sold in the United States and potential exposure relating to front-load litigation in Canada that was not resolved by the U.S. settlement. The claim periods in the U.S. settlement remain open until the third quarter of 2005. On April 27, 2005, we entered into a settlement of the litigation in Canada and the length of the claims period in Canada will be similar to the claims period in the U.S. settlement. These claims can be settled in a variety of manners substantially at the option of the Company. We did not record any additional charges in the second quarter of 2005 related to these settlements, but adjustments might be required in future periods as more information becomes available.

On April 14, 2005, we announced the recall of a floor care product that was manufactured in 1998 and 1999. In the first quarter of 2005, we recorded a $0.4 million charge for the estimated cost to repair these units. This estimate involves assumptions including the number of owners who will respond to the recall and the cost to repair the units impacted. In the second quarter of 2005, an issue arose related to a new laundry product which resulted in a charge of $1.5 million. Based on the information currently available, we do not believe that these product issues will have a material impact on our consolidated financial position, results of operation or cash flows.

In the second quarter of 2005, lawsuits arising out of the merger agreement with Triton were filed against Maytag and its directors. In addition, in July of 2005, a lawsuit was filed against Maytag and its chief executive officer and chief financial officer alleging violations of federal securities laws. Maytag believes that these lawsuits are without merit and intends to defend them vigorously. For a description of these lawsuits, see Part II, Item 1 of this Form 10-Q.

As of July 2, 2005, approximately $98 million of undrawn stand-by letters of credit were outstanding which are primarily utilized to back workers compensation claims, for purchases from international suppliers and extended service contracts if we were to fail to fund these obligations. As of July 2, 2005, approximately $54 million of these stand-by letters of credit reduced the availability under our $300 million credit facility.

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

We are exposed to commodity price risk related to our purchase of selected commodities used in the manufacturing of our products. From time to time, we enter into commodity swap agreements to reduce the effect of changing raw material prices for selected commodities including natural gas. Our largest exposure is for steel prices, which increased significantly starting in the second half of 2004. Our commodity swap agreements do not provide any hedge for increases in steel prices.

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

Forward Looking Statements and Business Risks

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains statements that are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expect(s),” “intend(s),” “may impact,” “plan(s),” “should,” “believe(s),” “anticipate(s),” “on track,” or similar terms. We or our representatives may also make similar forward-looking statements from time to time orally or in writing. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	Business conditions in the industries in which Maytag competes, including changes in economic conditions in the geographic areas where its operations are located or where products are sold.

•	Costs or disruptions related to the merger agreement with Triton and the preliminary non-binding proposal from Whirlpool as well as shareholder lawsuits that have arisen as a result of the announcement of the merger agreement with Triton.

•	Timing, start-up and customer acceptance of newly designed products.

•	Shortages of manufacturing capacity.

•	Competitive factors, such as price competition and new product introductions or the introduction of new competitors in existing customers.

•	Asset impairments resulting from plant closings or changes in the competitive environment.

•	Significant loss of business or inability to collect accounts receivable from a major national retailer.

•	The cost and availability of raw materials and purchased components, including the impact of tariffs.

•	The timing and progress of activities initiated to achieve further cost reductions and savings.

•	Financial viability of customers, suppliers, contractors, or insurers.

•	Union labor relationships.

•	The impact of business acquisitions or dispositions.

•	Increasing pension and postretirement health care costs due to changes in interest rates, the market value of assets held in trust to pay these obligations, or inflationary health care trend rates.

•	Costs of complying with governmental regulations.

•	Matters pending before the Consumer Product Safety Commission, including previously announced recalls of certain cooking products, a floor care product and a new laundry product quality issue.

•	A failure to comply with the covenants in our credit agreement or any other event of default under the credit agreement, which would adversely impact our ability to borrow funds under the credit agreement, and our ability to replace our credit agreement with new facilities and to refinance debt maturing in 2006.

•	Litigation, regulatory investigations or audits including but not limited to product liability, environmental remediation, taxes, and other claims or lawsuits.

•	Changes in the number of claims or the nature of those claims in the litigation related to front-load washers.

•	Product warranty claims.

•	Energy supply, including the availability and cost of energy necessary for the manufacturing process and the cost of fuel used in the distribution of products.

•	The impact of foreign currency exchange rate fluctuations.

With respect to the transaction with Triton (1) Maytag may be unable to obtain shareholder approval required for the transaction; (2) Maytag may be unable to obtain regulatory approvals required for the transaction, or required regulatory approvals may delay the transaction or result in the imposition of conditions that could have a material adverse effect on Maytag or cause the parties to abandon the transaction; (3) conditions to the closing of the transaction may not be satisfied or the merger agreement may be terminated prior to closing; (4) Maytag may be unable to achieve cost-cutting goals or it may take longer than expected to achieve those goals; (5) the transaction may involve unexpected costs or unexpected liabilities; (6) the credit ratings of Maytag or its subsidiaries may be different from what the parties expect; (7) the businesses of Maytag may suffer as a result of uncertainty surrounding the transaction; (8) the industry may be subject to future regulatory or legislative actions that could adversely affect Maytag; and (9) Maytag may be adversely affected by other economic, business, and/or competitive factors.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the second quarter of 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic SEC filings for Maytag (including its consolidated subsidiaries).

There was no change in internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected or is reasonably likely to materially affect Maytag’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings

Sheet Metal Workers Local #218(S) Pension Fund v. Maytag Corporation. On May 26, 2005, Sheet Metal Workers Local #218(S) Pension Fund filed a complaint on its own behalf and on behalf of an alleged class of the Company’s stockholders against the Company and its directors Barbara Allen, Howard Clark, Jr., Lester Crown, William Kerr, Ralph Hake, Wayland Hicks, James McCaslin, Bernard Rethore, W. Ann Reynolds, Neele Stearns, Jr., and Fred Steingraber in Iowa District Court, Jasper County. The complaint alleges, among other things, that the directors violated their fiduciary duties to the Company’s stockholders by, among other things, agreeing to sell the Company at an “artificially depressed” price before the impact of the Company’s recent restructuring efforts was reflected in its stock price, by causing the Company to enter into agreements that provide severance benefits to the Company’s officers in the event that they are terminated following a change of control, and failing to disclose non-pubic information concerning the value of the Company to stockholders. The complaint seeks, among other relief, certification of the alleged class, an injunction preventing completion of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), the imposition of a constructive trust in plaintiff’s favor upon any benefits improperly received by defendants, and an award of attorneys’ fees and expenses. The Company believes this action is without merit and intends to defend it vigorously.

In re Maytag Corp. Shareholder Litigation. Between May 20 and 31, 2005, seven purported class action complaints were filed in the Delaware Court of Chancery for New Castle County by plaintiffs Market Street Securities, Inc., Herbert Resnik, David Roitman, Hindie Silver, Louis Rubinstein, David Birnbaum and Morris Gurt, on their own behalves and on behalf of an alleged class of the Company’s stockholders, against the Company and its directors Barbara Allen, Howard Clark, Jr., Lester Crown, William Kerr, Ralph Hake, Wayland Hicks, James McCaslin, Bernard Rethore, W. Ann Reynolds, Neele Stearns, Jr., and Fred Steingraber. These actions were thereafter consolidated into one action, and a consolidated and amended class action complaint was filed on July 15, 2005. The amended complaint alleges, among other things, that the merger consideration to be paid to the Company’s stockholders in the Ripplewood merger is inadequate and unfair. The amended complaint further alleges that the Company’s directors violated their fiduciary duties to the Company’s stockholders by, among other things, failing to maximize stockholder value, by failing to complete a “meaningful market-check” of the Company’s value before entering into the merger agreement with Ripplewood, and by agreeing to a merger agreement that contained a $40 million termination fee “designed to deter more competitive offers for the Company.” The amended complaint seeks, among other relief, certification of the alleged class, preliminary and permanent injunctive relief against consummation of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), an order directing the disclosure of all material information, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses. The Company believes this consolidated action is without merit and intends to defend it vigorously.

Yellen v. Hake. On July 5, 2005, Barry Yellen filed a complaint against the Company, Chief Executive Officer Ralph Hake, and Chief Financial Officer George C. Moore, in the United States District Court for the Southern District of Iowa for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint, brought on behalf of a purported class of purchasers of the Company’s common stock between March 7, 2005 and April 21, 2005, alleges, among other things, that the defendants knowingly or recklessly made materially false statements in a press release and at an investor conference on March 7, 2005 regarding the Company’s expected earnings range in 2005, and that defendants made such statements seeking to inflate the price of the Company’s shares in conjunction with ongoing negotiations to sell the Company to Ripplewood. The complaint seeks, among other relief, certification of the alleged class, unspecified compensatory damages, and an award of attorneys’ fees and expenses. The Company believes this lawsuit is without merit and intends to defend it vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Meeting of Stockholders on May 12, 2005.

(b) The following matters were voted upon at the Annual Meeting of Stockholders:

1. The election of the nominees for the Board of Directors who will serve for a term to expire at the 2006 was voted on by the stockholders. The nominees, all of whom were elected, were Barbara R. Allen, Howard L. Clark, Jr., Lester Crown and William T. Kerr. The Inspector of Election certified the following vote tabulations:

	FOR	WITHHELD	NON-VOTE
Barbara R. Allen	53,330,838	16,828,925	0
Howard L. Clark, Jr.	54,288,581	15,871,182	0
Lester Crown	53,372,508	16,787,255	0
William T. Kerr	53,667,157	16,492,606	0

2. A proposal to ratify the selection of Ernst & Young LLP as independent registered public accounting firm to audit the consolidated financial statements to be included in the Annual Report to Stockholders for 2005 was approved by the stockholders. The Inspector of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTE
68,067,900	1,442,745	672,021	0

The proposal passed with 97% of the voted shares being voted “FOR” the proposal.

3. A company proposal to amend Bylaws to change the election of directors to an annual basis from a classified basis. The Inspector of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTE
68,152,193	1,366,582	663,891	0

The proposal passed with 85.7% of the outstanding shares entitled to vote being voted “FOR” the proposal.

4. A stockholder proposal concerning the classification of the Board of Directors. The Inspector of Election certified the following tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTE
22,647,776	26,593,965	1,325,355	19,615,570

The proposal failed with 44.8% of the voted shares being voted “For” the proposal.

5. A stockholder proposal concerning shareholder adoption of a “poison pill” provisions. The Inspector of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTE
24,516,269	24,709,478	1,341,349	19,615,570

The proposal failed with 48.5% of the voted shares being voted “For” the proposal.

6. A stockholder proposal concerning a committee to report on outsourcing/offshore manufacturing.

FOR	AGAINST	ABSTAIN	NON-VOTE
5,811,001	43,252,568	1,463,622	19,655,475

The proposal failed with 11.5% of the voted shares being voted “For” the proposal .

MAYTAG CORPORATION

Exhibits

Item 6.	Exhibits

Exhibit	Description

3.1	Amendment to Maytag Corporation’s bylaws

31.1	Certification by Ralph F. Hake, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by George C. Moore, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Ralph F. Hake, Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by George C. Moore, Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

MAYTAG CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYTAG CORPORATION

Date:	July 22, 2005	George C. Moore
George C. Moore Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)