Form 10-Q
period 2005-10-01
MAYTAG CORP
filed 2005-10-21
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 1, 2005:

Common Stock, $1.25 par value – 80,153,738

MAYTAG CORPORATION

Quarterly Report on Form 10-Q

Quarter Ended October 1, 2005

Part I     FINANCIAL INFORMATION

Item 1.  Financial Statements

Maytag Corporation

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
In thousands, except per share data	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Net sales	$1,262,866	$1,186,018	$3,660,423	$3,557,190
Cost of sales	1,145,232	1,028,130	3,277,859	3,039,678

Gross profit	117,634	157,888	382,564	517,512
Selling, general and administrative expenses	115,799	122,400	328,734	387,883
Restructuring and related charges	2,417	19,062	10,651	54,909
Goodwill impairment-Commercial Products	—	—	—	9,600
Front-load washer litigation	—	—	—	18,500

Operating income (loss)	(582)	16,426	43,179	46,620
Interest expense	(16,794)	(14,736)	(48,847)	(40,843)
Adverse judgment on pre-acquisition distributor lawsuit	—	—	—	(10,505)
Merger-related expenses, net (includes $40 million Triton termination fee and $40 million reimbursement by Whirlpool)	(8,468)	—	(9,516)	—
Other-net	(1,531)	4,326	2,760	7,248

Income (loss) before taxes	(27,375)	6,016	(12,424)	2,520
Income tax benefit	(9,205)	(1,119)	(5,467)	(2,255)

Income (loss) from continuing operations	(18,170)	7,135	(6,957)	4,775
Income from discontinued operations, net of tax	—	339	—	339

Net income (loss)	$(18,170)	$7,474	$(6,957)	$5,114

Basic earnings (loss) per common share:
Net income (loss)	$(0.23)	$0.09	$(0.09)	$0.06

Diluted earnings (loss) per common share:
Net income (loss)	$(0.23)	$0.09	$(0.09)	$0.06

Cash dividends paid per share	$0.09	$0.18	$0.36	$0.54

Maytag Corporation

Consolidated Balance Sheets

In thousands, except share data	October 1 2005	January 1 2005
Assets
Current assets
Cash and cash equivalents	$57,168	$164,276
Accounts receivable-net	725,162	629,901
Inventories	620,755	515,321
Deferred income taxes	56,488	55,862
Prepaids and other current assets	32,076	80,137

Total current assets	1,491,649	1,445,497

Noncurrent assets
Deferred income taxes	261,339	253,428
Prepaid pension cost	1,404	1,492
Intangible pension asset	49,051	49,051
Goodwill	259,413	259,413
Other intangibles, net	34,249	36,016
Other noncurrent assets	38,721	53,965

Total noncurrent assets	644,177	653,365

Property, plant and equipment
Land	15,808	15,489
Buildings and improvements	347,036	343,321
Machinery and equipment	1,851,318	1,866,485
Construction in progress	39,963	19,874

Property, plant and equipment	2,254,125	2,245,169
Less accumulated depreciation	1,401,017	1,324,007

Total property, plant and equipment	853,108	921,162

Total assets	$2,988,934	$3,020,024

Maytag Corporation

Consolidated Balance Sheets - Continued

In thousands, except share data	October 1 2005	January 1 2005
Liabilities and Shareowners’ Deficit
Current liabilities
Accounts payable	$540,400	$545,901
Compensation to employees	49,812	50,195
Accrued liabilities	315,204	307,924
Current portion of long-term debt	215,126	6,043

Total current liabilities	1,120,542	910,063

Noncurrent liabilities
Long-term debt, less current portion	759,066	972,568
Postretirement benefit liability	525,406	531,995
Accrued pension cost	498,202	496,480
Other noncurrent liabilities	181,094	183,942

Total noncurrent liabilities	1,963,768	2,184,985

Shareowners’ deficit
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	411,792	428,889
Retained earnings	1,258,639	1,294,412
Cost of common stock in treasury (2005—36,982,836 shares; 2004—37,737,263 shares)	(1,401,585)	(1,430,176)
Employee stock plans	(2,683)	(3,913)
Accumulated other comprehensive loss	(507,977)	(510,674)

Total shareowners’ deficit	(95,376)	(75,024)

Total liabilities and shareowners’ deficit	$2,988,934	$3,020,024

Maytag Corporation

Consolidated Statements of Cash Flows

	Nine Months Ended
In thousands	October 1 2005	October 2 2004
Operating activities
Net income (loss)	$(6,957)	$5,114
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net income from discontinued operations	—	(339)
Depreciation	123,523	127,014
Amortization	1,663	1,022
Deferred income taxes	(8,537)	29,723
Loss (gain) on sale of property	534	(9,711)
Restructuring and related charges, net of cash paid	(13,828)	40,545
Goodwill impairment-Commercial Products	—	9,600
Front-load washer litigation, net of cash paid	(8,922)	9,832
Adverse judgment on pre-acquisition distributor lawsuit	(12,250)	10,505
Changes in working capital items
Accounts receivable	(93,915)	(73,024)
Inventories	(105,077)	(105,996)
Other current assets	49,646	36,920
Trade payables	(6,746)	5,396
Other current liabilities	43,552	44,008
Pension expense	53,810	47,426
Pension contributions	(51,873)	(93,471)
Postretirement benefit liability	(6,589)	(2,762)
Other noncurrent liabilities	5,006	17,130
Other assets	4,621	5,979
Other	2,778	2,786

Net cash provided by (used in) operating activities	$(29,561)	$107,697

Investing activities
Capital expenditures	$(64,746)	$(67,036)
Proceeds from business disposition, net of transaction costs	—	11,248
Proceeds from property dispositions, net of transaction costs	15,768	14,251

Investing activities	$(48,978)	$(41,537)

Financing activities
Net reduction of notes payable	$—	$(71,491)
Proceeds from issuance of long-term debt	—	100,000
Repayment of long-term debt	(2,518)	(4,020)
Stock options and employee stock	3,756	3,361
Dividends on common stock	(28,692)	(42,623)
Other	(1,025)	(283)

Financing activities	$(28,479)	$(15,056)

Effect of exchange rates on cash	(90)	(102)

Increase (decrease) in cash and cash equivalents	(107,108)	51,002
Cash and cash equivalents at beginning of period	164,276	6,756

Cash and cash equivalents at end of period	$57,168	$57,758

MAYTAG CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. Operating results for the three and nine-month periods ended October 1, 2005, are not necessarily indicative of the results that are expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Maytag Corporation annual report on Form 10-K for the year ended January 1, 2005 (the “2004 Form 10-K”).

NOTE B – PENDING TRANSACTION

On August 22, 2005, Maytag entered into a definitive merger agreement with Whirlpool Corporation (“Whirlpool”), which provides that, upon completion of the merger of a subsidiary of Whirlpool into Maytag, each share of Maytag common stock outstanding will be converted into the right to receive (i) $10.50 in cash and (ii) between 0.1144 and 0.1398 of a share of Whirlpool common stock. The amount of Whirlpool common stock to be issued in exchange for each Maytag share will depend upon the volume-weighted average trading price of Whirlpool’s common stock during a 20 trading-day period ending shortly before the merger. Maytag stockholders will receive 0.1144 of a share of Whirlpool stock if the average Whirlpool stock price is $91.7937 or greater or 0.1398 if it is $75.1039 or less; between the two prices, the exchange ratio will vary proportionately.

In anticipation of signing the Whirlpool merger agreement, Maytag terminated the prior merger agreement with Triton and paid a $40 million termination fee to Triton Acquisition Holding Company (“Triton”). As part of the agreement with Whirlpool, Maytag was reimbursed for the $40 million termination fee. In the merger agreement, Whirlpool has agreed to provide Maytag with up to $15 million for retention of Maytag employees and has agreed to pay a “reverse break-up fee” of $120 million if the merger cannot be completed due to an inability to obtain regulatory approval.

NOTE C – COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) and its components, net of related tax are as follows:

	Three Months Ended
In thousands	October 1 2005	October 2 2004
Net income (loss)	$(18,170)	$7,474
Other comprehensive income (loss) items, net of income taxes
Unrealized gains on securities, net of tax	—	333
Less: Reclassification adjustment for gain included in net income (loss)	—	(1,066)
Foreign currency translation, net of tax	2,494	1,979
Less: Reclassification adjustment for gain included in net income	—	(379)

Total other comprehensive income (loss)	2,494	867

Comprehensive income (loss)	$(15,676)	$8,341

	Nine Months Ended
In thousands	October 1 2005	October 2 2004
Net income (loss)	$(6,957)	$5,114
Other comprehensive income (loss) items, net of income taxes
Unrealized gains on securities, net of tax	—	434
Less: Reclassification adjustment for gain included in net income (loss)	—	(1,801)
Foreign currency translation, net of tax	2,697	117
Less: Reclassification adjustment for gain included in net income	—	(379)

Total other comprehensive income (loss)	2,697	(1,629)

Comprehensive income (loss)	$(4,260)	$3,485

The components of accumulated other comprehensive loss, net of related tax are as follows:

In thousands	October 1 2005	January 1 2005
Minimum pension liability adjustment	$(507,793)	$(507,793)
Foreign currency translation loss	(184)	(2,881)

Accumulated other comprehensive loss	$(507,977)	$(510,674)

NOTE D – INVENTORIES

Inventories consisted of the following:

In thousands	October 1 2005	January 1 2005
Raw materials	$83,344	$86,416
Work in process	40,122	40,600
Finished goods	583,745	476,588
Supplies	11,627	11,791

Total FIFO cost	718,838	615,395
Less excess of FIFO cost over LIFO	98,083	100,074

Inventories	$620,755	$515,321

NOTE E – EARNINGS (LOSS) PER SHARE

The following table sets forth the components for computing basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
In thousands	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Numerator for basic and diluted earnings (loss) per share-income (loss) from continuing operations	$(18,170)	$7,135	$(6,957)	$4,775

Numerator for basic and diluted earnings (loss) per share-discontinued operations	$—	$339	$—	$339

Numerator for basic and diluted earnings (loss) per share-net income (loss)	$(18,170)	$7,474	$(6,957)	$5,114

Denominator for basic earnings (loss) per share - weighted-average shares	79,810	79,116	79,813	78,992
Effect of dilutive securities:
Stock option plans	—	66	—	232

Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	79,810	79,182	79,813	79,224

As of October 1, 2005, Maytag has approximately 7.4 million shares of potentially dilutive securities outstanding with strike prices ranging between $17.63 to $57.25 per share (or approximately $30 per share on average). Maytag’s average stock price was $17.74 and $15.68 per share in the third quarter and first nine months, respectively, of 2005. Because Maytag has incurred losses in the third quarter and in the first nine months of 2005, all of these securities are considered antidilutive.

NOTE F – CONTINGENCIES

Maytag has contingent liabilities that arise in the normal course of business, including pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. As discussed in the 2004 Form 10-K, Maytag is appealing several proposed adjustments that resulted from the examination by the Internal Revenue Service of its federal income tax returns for 2000 and 2001. The Financial Accounting Standards Board recently issued a proposed interpretation of FASB No. 109 (“Accounting for Uncertain Tax Positions”). Maytag will be reviewing this information to determine whether there is any impact on Maytag’s consolidated financial position or results of operations if the proposed exposure draft is finalized by the FASB.

In 2004, Maytag settled product-related litigation in the United States primarily involving early generation front-load washers. As discussed in the 2004 Form 10-K, Maytag recorded charges based on an estimate of the costs of the U.S. settlement. The estimate is subject to fluctuations in claim volume, claim amount, claim type, claim validity and take-up rates involving machines sold in the United States and potential exposure relating to front-load litigation in Canada that was not resolved by the U.S. settlement. On April 27, 2005, Maytag entered into a settlement of the litigation in Canada. These claims can be settled in a variety of manners substantially at the option of the Company. Maytag did not record any additional charges in the first nine months of 2005 related to these settlements, but adjustments might be required in future periods as more information becomes available.

In the third quarter of 2005, Mayag announced in conjunction with the U.S. Consumer Products Safety Commission a voluntary recall of approximately 5,000 front-load washing machines sold from April through May 2005. In the second quarter of 2005, Maytag established a reserve for the estimated expenses associated with this matter. The supplier of the product has reimbursed us for the majority of our expenses to date arising from the recall and Maytag does not expect this matter to have a material impact on its consolidated financial position or results of operations.

Late in the third quarter of 2005, Maytag determined that a quality issue on a sourced refrigeration product required a rework of product contained in our warehouses and distribution centers. Maytag established a reserve for the total estimated expenses associated with this matter. While Maytag expects the supplier to share in these costs, it has not recorded the expected recovery from the supplier. Maytag does not expect this matter to have a material impact on its consolidated financial position or results of operations.

Maytag is currently investigating whether a common supplier-related quality and potential product safety issue recently disclosed to it by Whirlpool may affect certain refrigeration products manufactured by us prior to 2003. Although the companies share a common supplier on certain models, it is not currently known whether the issue exists in Maytag products, nor can a projected cost of correcting the issue, if it does exist, be reasonably estimated at this time.

In the second quarter of 2005, lawsuits arising out of the merger agreement with Triton were filed against Maytag and its directors. In addition, in July of 2005, a lawsuit was filed against Maytag and its chief executive officer and chief financial officer alleging violations of federal securities laws. Maytag believes that these lawsuits are without merit and intend to defend them vigorously. For a description of these lawsuits, see Part II, Item 1 of the Form 10-Q.

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

Financial information for reportable segments consisted of the following:

	Three Months Ended		Nine Months Ended
In thousands	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Net sales
Home Appliances	$1,199,075	$1,123,801	$3,475,521	$3,346,229
Commercial Products	63,791	62,217	184,902	210,961

Consolidated total	$1,262,866	$1,186,018	$3,660,423	$3,557,190

Operating income (loss)
Home Appliances	$39	$15,715	$47,703	$52,319
Commercial Products	(621)	711	(4,524)	(5,699)

Consolidated total	$(582)	$16,426	$43,179	$46,620

The reconciliation of segment profit (loss) to consolidated income (loss) from operations before income taxes consisted of the following:

	Three Months Ended		Nine Months Ended
In thousands	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Total operating income (loss) for reportable segments	$(582)	$16,426	$43,179	$46,620
Interest expense	(16,794)	(14,736)	(48,847)	(40,843)
Adverse judgment on pre-acquisition distributor lawsuit	—	—	—	(10,505)
Merger-related expenses, net	(8,468)	—	(9,516)	—
Other - net	(1,531)	4,326	2,760	7,248

Income (loss) from operations before income taxes	$(27,375)	$6,016	$(12,424)	$2,520

Asset information for Maytag’s reportable segments consisted of the following:

	As Of
In thousands	October 1 2005	January 1 2005
Total assets
Home Appliances	$2,857,390	$2,896,916
Commercial Products	131,544	123,108

Consolidated total	$2,988,934	$3,020,024

NOTE H – RESTRUCTURING AND RELATED CHARGES

Activity in the restructuring and related charges reserve included in accrued liabilities for the nine months ended October 1, 2005 consisted of the following:

Description of reserve (in thousands)	Balance January 1, 2005	Charged to Earnings 2005	Cash Utilization	Non-Cash Utilization	Balance October 1, 2005
Severance and related expense	$20,518	$2,498	$(21,572)	$—	$1,444
Accelerated depreciation	—	5,316	—	(5,316)	—
Purchase commitment	1,610	1,544	(1,614)	—	1,540
Other	—	1,293	(1,293)	—	—

Total	$22,128	$10,651	$(24,479)	$(5,316)	$2,984

In the fourth quarter of 2002, Maytag announced that it would close its refrigeration manufacturing facility in Galesburg, Illinois, and it ceased production there in September 2004. Since the announcement, the Company has recorded $155.1 million in restructuring and related charges primarily for asset impairments, accelerated depreciation and severance and related costs, all of which were recorded in the Home Appliances segment. The Company recorded restructuring and related charges involving the Galesburg refrigeration facility for the three and nine months ended October 1, 2005, of $0.8 million and $3.1 million, respectively. Cash expenditures over the same periods were $0.3 million and $10.4 million, respectively, mostly related to severance costs. The closure of the facility resulted in a workforce reduction of approximately 1,500 positions.

In the second quarter of 2004, the Company announced a comprehensive restructuring plan to consolidate the Hoover floor care, Maytag appliances and corporate headquarters organizations. Through October 1, 2005, the Company recorded $42.6 million in restructuring and related charges primarily for severance and related costs as well as impaired assets, primarily recorded in the Home Appliances segment. The Company recorded $1.7 million and $7.6 million of these charges for the three and nine months ended October 1, 2005, primarily in the Home Appliances segment. Cash expenditures over the same periods were $1.2 million and $14.1 million, respectively, mostly for severance costs. The restructuring plan resulted in a workforce reduction of approximately 1,100 positions.

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

	Three Months Ended		Nine Months Ended
In thousands except per share data	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Net income (loss), as reported	$(18,170)	$7,474	$(6,957)	$5,114
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(465)	(613)	(1,449)	(2,264)

Pro forma net income (loss)	$(18,635)	$6,861	$(8,406)	$2,850

Basic earnings (loss) per share - as reported	$(0.23)	$0.09	$(0.09)	$0.06
Diluted earnings (loss) per share-as reported	$(0.23)	$0.09	$(0.09)	$0.06
Basic earnings (loss) per share - pro forma	$(0.23)	$0.09	$(0.11)	$0.04
Diluted earnings (loss) per share-pro forma	$(0.23)	$0.09	$(0.11)	$0.04

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

Changes in the basic limited warranty liability for the nine months ended October 1, 2005, and October 2, 2004, were as follows:

	Nine Months Ended
Warranty reserve (in thousands)	October 1 2005	October 2 2004
Balance at beginning of period	$114,905	$103,227
Warranties accrued during the period	101,261	98,176
Settlements made during the period	(101,770)	(91,442)
Changes in liability for adjustments during the period, including expirations	1,719	5,899

Balance at end of period	$116,115	$115,860

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

NOTE K – PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

The components of net periodic pension cost consisted of the following:

	Three Months Ended		Nine Months Ended
In thousands	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Components of net periodic pension cost:
Service cost	$6,754	$6,781	$20,283	$21,542
Interest cost	26,017	25,879	78,006	77,403
Expected return on plan assets	(28,876)	(28,602)	(87,635)	(85,798)
Amortization of transition assets	(5)	(5)	(14)	(19)
Amortization of prior service cost	2,838	2,818	8,463	8,903
Recognized actuarial loss	11,574	8,691	34,707	25,395

Net periodic pension cost	$18,302	$15,562	$53,810	$47,426

The Company made $51.9 million in pension contributions in the first nine months of 2005, of which $50 million were voluntary contributions to the qualified pension plan. Maytag does not plan to make any contributions to the qualified pension plan for the remainder of 2005.

The components of net periodic postretirement medical cost consisted of the following:

	Three Months Ended		Nine Months Ended
In thousands	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Components of net periodic postretirement cost:
Service cost	$2,325	$1,308	$7,236	$7,898
Interest cost	10,690	9,294	32,791	32,308
Amortization of prior service benefit	(9,023)	(7,732)	(25,772)	(13,297)
Recognized actuarial loss	7,796	4,005	23,389	11,716

Net periodic postretirement cost	$11,788	$6,875	$37,644	$38,625

A reduction of the discount rate utilized in determining 2005 expense and benefits recorded in the prior year quarter related to closing the Galesburg, Illinois, refrigeration plant were the primary reasons for the higher expense in the third quarter of 2005 as compared to the prior year quarter. In addition, the prior year quarter included a year-to-date adjustment that reduced post-retirement medical expense due to new collective bargaining agreements at the Newton, Iowa, laundry facility that provided for the elimination of postretirement medical benefits on a transitional basis. In the first nine months of 2005, Maytag standardized many of the medical plans provided to retired employees. Lower postretirement medical benefit expense resulting from these plan changes more than offset the increased expense resulting from changes in assumptions with respect to the discount rate and future medical cost trends.

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

Our principal competition is from other appliance manufacturers, including Whirlpool, General Electric, Electrolux, and from Kenmore-branded products manufactured by others, as well as several competitors from Asia and Europe, such as LG, Bosch, Samsung, Fisher Paykel, and Haier. Product quality, price and functionality are the important areas of competitive differentiation. Maytag has positioned itself as a premium and mid-priced player in the industries in which it competes based on product quality and innovative features. In addition, our brands are some of the most recognizable and respected names in these industries.

Pending Transaction

On August 22, 2005, Maytag entered into a definitive merger agreement with Whirlpool Corporation (“Whirlpool”), which provides that, upon completion of the merger of a subsidiary of Whirlpool into Maytag, each share of Maytag common stock outstanding will be converted into the right to receive (i) $10.50 in cash and (ii) between 0.1144 and 0.1398 of a share of Whirlpool common stock. The amount of Whirlpool common stock to be issued in exchange for each Maytag share will depend upon the volume-weighted average trading price of Whirlpool’s common stock during a 20 trading-day period ending shortly before the merger. Maytag stockholders will receive 0.1144 of a share of Whirlpool common stock if the average Whirlpool common stock price is $91.7937 or greater or 0.1398 if it is $75.1039 or less; between the two prices, the exchange ratio will vary proportionately.

In anticipation of signing the Whirlpool merger agreement, Maytag terminated the prior merger agreement with Triton and paid a $40 million termination fee to Triton Acquisition Holding Company (“Triton”). As part of the agreement with Whirlpool, Maytag was reimbursed for the $40 million termination fee. In the merger agreement, Whirlpool has agreed to provide Maytag with up to $15 million for retention of Maytag employees and has agreed to pay a “reverse break-up fee” of $120 million if the merger cannot be completed due to an inability to obtain regulatory approval.

For additional and more detailed information on the transaction with Whirlpool, please refer to the Form S-4 Registration Statement filed by Whirlpool with the SEC on September 29, 2005. The registration statement contains a document that constitutes both a preliminary prospectus of Whirlpool relating to the shares of Whirlpool common stock to be distributed in the merger, and a preliminary proxy statement to be provided to Maytag stockholders in connection with the special meeting of stockholders of Maytag to be held with respect to the proposed merger. The transactions contemplated by the Whirlpool merger agreement are subject to regulatory approvals, among other conditions. The next steps in the transaction process include, among other things, the filing of a definitive proxy statement, the SEC declaring effective the Whirlpool registration statement, the Maytag stockholder vote on the transaction, and regulatory clearance from the U.S. Department of Justice.

Third Quarter Overview

•	Consolidated net sales increased 6.5% in the third quarter of 2005 as compared to the prior year quarter. Net sales increased 6.7% in Home Appliances and 2.5% in Commercial Products.

•	Operating loss for the third quarter of 2005 was $0.6 million compared to operating income of $16.4 million in the prior year.

•	Pre-tax restructuring and related charges of $2.4 million were recorded in the third quarter of 2005 that related to a major restructuring announced in 2004 to consolidate the Hoover floor care, Maytag appliances and corporate headquarters organizations and the closing of the Galesburg, Illinois, refrigeration facility. In the third quarter of 2004, we recorded $19.1 million in restructuring charges related to these items. The prior year quarter also included a $9.7 million gain on the sale of a warehouse.

•	Net merger-related expenses for the third quarter of 2005 were $8.5 million. These expenses, which are not recorded in operating income, included a $40 million expense for the termination fee paid to Triton and the offsetting $40 million reimbursement that we received from Whirlpool.

•	Consolidated net loss for the third quarter of 2005 was $18.2 million or $0.23 per share compared to consolidated net income of $7.5 million or $0.09 per share in the prior year quarter.

First Nine Months and Cash Flow Overview

•	Net sales increased 2.9% in the first nine months of 2005 compared to the prior year. Net sales increased 3.9% in Home Appliances offsetting a 12.4% decline in Commercial Products.

•	Operating income decreased to $43.2 million in the first nine months of 2005 as compared to $46.6 million in the first nine months of the prior year.

•	Operating results included restructuring and related charges of $10.7 million in the first nine months of 2005 compared to $54.9 million in the prior year. In addition, the operating results for the first nine months of 2004 included an $18.5 million charge for front-load washer litigation, a $9.6 million goodwill impairment charge and a $9.7 million gain on the sale of a warehouse.

•	Net merger-related expenses for the first nine months of 2005 were $9.5 million. These expenses included a $40 million expense for the termination fee paid to Triton and the offsetting $40 million reimbursement that we received from Whirlpool.

•	Net loss for the first nine months of 2005 was $7.0 million or $0.09 per share as compared to net income of $5.1 million or $0.06 per share in the prior year.

•	Cash flow used by operations was $29.6 million in the first nine months of 2005 compared to cash flow provided by operations of $107.7 million in the prior year.

Results of Operations – Third quarter of 2005 compared to the Third quarter of 2004

In millions (except per share data)	Third Quarter 2005	Percent of sales	Third Quarter 2004	Percent of sales
Net sales
Home Appliances	$1,199.1	94.9%	$1,123.8	94.8%
Commercial Products	63.8	5.1%	62.2	5.2%

Total net sales	1,262.9		1,186.0

Gross profit	117.6	9.3%	157.9	13.3%
Selling, general and adminstrative expenses	115.8	9.2%	122.4	10.3%
Restructuring charges	2.4	0.2%	19.1	1.6%
Operating income (loss)
Home Appliances	0.0	0.0%	15.7	1.3%
Commercial Products	(0.6)	0.0%	0.7	0.1%

Total operating income (loss)	(0.6)	0.0%	16.4	1.4%

Net income (loss)	$(18.2)	-1.4%	$7.5	0.6%
Earnings (loss) per share	$(0.23)		$0.09

Consolidated net sales in the third quarter of 2005 increased by $76.9 million or 6.5% compared to the prior year quarter. Sales increases of laundry and refrigeration products, higher revenues from our service operations and favorable foreign currency exchange rates resulted in an overall sales increase of 6.7% for Home Appliances. Unit sales of floor care products increased in the third quarter of 2005 compared to the prior year, but the impact of the increase in unit sales was more than offset by lower average selling prices and unfavorable product mix. Net sales of Commercial Products increased 2.5% as sales increases in commercial cooking products offset a slight decline in vending equipment sales.

Gross profit declined to 9.3% of consolidated net sales in the third quarter of 2005 from 13.3% of consolidated net sales in the prior year quarter due to lower production volumes that resulted in higher unabsorbed factory overhead costs, increased material costs primarily for steel and resins, lower average selling prices for floor care products and higher distribution costs. The gross profit in the third quarter of 2004 included a $9.7 million gain from the sale of the Burlington, Ontario, warehouse. Lower production volume has resulted from a greater reliance on sourced product. We expect higher fuel and petroleum-based costs to continue to adversely impact our operating results in the future.

Pension and postretirement medical costs in the third quarter of 2005 were $30.1 million compared to $22.4 million in the prior year. A reduction of the discount rate utilized in determining 2005 expense and benefits recorded in the prior year quarter related to closing the Galesburg, Illinois, refrigeration plant were the primary reasons for the higher expense in the third quarter of 2005 as compared to the prior year quarter. In addition, the prior year quarter included a year-to-date adjustment that reduced postretirement medical expense due to new collective bargaining agreements at the Newton, Iowa, laundry facility that provided for the elimination of postretirement medical benefits on a transitional basis.

Selling, general and administrative expenses for the third quarter of 2005 declined to 9.2% of consolidated net sales compared to 10.3% of consolidated net sales for the prior year quarter. The reduction in these expenses, both as a percentage of sales and in absolute terms, was primarily due to lower advertising expenses and cost reduction initiatives taken in 2004, including a significant reduction in the salaried workforce. These favorable items were partially offset by increased consulting costs relating to an analysis of our manufacturing operations and lower royalty income from brand licensing activities. These consulting costs will continue in the fourth quarter of 2005.

Restructuring and related charges of $2.4 million were recorded in the third quarter of 2005. These charges related to the plan announced in the second quarter of 2004 to consolidate the Hoover floor care, Maytag appliances, and corporate headquarters organizations and the previously announced closing of the Galesburg, Illinois, refrigeration plant. In the third quarter of 2004, we recorded restructuring and related charges of $19.1 million for the headquarters consolidation and the closing of the refrigeration plant.

Our results continue to be adversely impacted by excess manufacturing capacity and high costs in the laundry and floor care product categories as we have transitioned to increased sourcing of product from lower cost manufacturers. Although no plans have been finalized or approved, we are examining various initiatives to restructure certain manufacturing operations to reduce costs. We are reviewing a variety of alternatives related to our current operating structure. Upon completion of our analysis of such alternatives and with an ultimate decision on the appropriate course of action, we may record significant cash and non-cash charges, such as asset impairment and accelerated depreciation related to the affected operations, severance related to employees whose jobs would be eliminated and curtailment of pension and postretirement benefit plans.

For the reasons outlined above, consolidated operating loss was $0.6 million in the third quarter of 2005 as compared to consolidated operating income of $16.4 million in the prior year quarter. Operating income in Home Appliances was approximately break even in the third quarter of 2005 as compared to $15.7 million in the prior year quarter. The operating income of Home Appliances included restructuring and related charges of $2.4 million in the third quarter of 2005 and $19.0 million in the prior year quarter. Commercial Products recorded an operating loss of $0.6 million for the third quarter of 2005 compared to operating income of $0.7 million in the prior year quarter. The prior year quarter of Commercial Products included $0.1 million for restructuring and related charges.

Interest expense in the third quarter of 2005 increased to $16.8 million from $14.7 million in the prior year quarter as a result of higher interest rates partially offset by slightly lower average borrowing levels.

Net merger-related expenses for the third quarter of 2005 were $8.5 million, primarily for legal and investment banking services. These expenses included a $40 million expense for the termination fee paid to Triton and the offsetting $40 million reimbursement that we received from Whirlpool. Merger-related expenses are anticipated to continue to have an adverse impact on net income.

Other-net was an expense of $1.5 million in the third quarter of 2005 compared to income of $4.3 million in the prior year. Gains on sales of investments recorded in other-net in the third quarter of 2004 were the primary reasons for the change between years.

Maytag recorded a tax benefit of $9.2 million in the third quarter of 2005 on loss before income taxes of $27.4 million as compared to a tax benefit of $1.1 million on income before income taxes of $6.0 million in the third quarter of 2004. The third quarter 2005 tax benefit reflects a year-to-date adjustment for the change in the full year expected tax rate to a 44% benefit. Maytag’s combined federal and state statutory rate is 38% and the effective tax rate reflects the favorable impact of income tax credits, the nontaxable status of the federal reimbursement for retiree drug costs, the U.S. income tax exclusion for certain export sales partially offset by the fact that no tax benefit was recognized on net merger-related expenses.

For the reasons outlined above, we recorded a net loss of $18.2 million or $0.23 per share in the third quarter of 2005 as compared to net income of $7.5 million or $0.09 per share in the prior year quarter.

Results of Operations – First Nine Months of 2005 vs. First Nine Months of 2004

In millions (except per share data)	Nine Months 2005	Percent of sales	Nine Months 2004	Percent of sales
Net sales
Home Appliances	$3,475.5	94.9%	$3,346.2	94.1%
Commercial Products	184.9	5.1%	211.0	5.9%

Total net sales	3,660.4		3,557.2

Gross profit	382.6	10.5%	517.5	14.5%
Selling, general and adminstrative expenses	328.7	9.0%	387.9	10.9%
Restructuring charges	10.7	0.3%	54.9	1.5%
Goodwill impairment	—		9.6	0.3%
Front-load washer litigation	—		18.5	0.5%
Operating income (loss)
Home Appliances	47.7	1.3%	52.3	1.5%
Commercial Products	(4.5)	-0.1%	(5.7)	-0.2%

Total operating income	43.2	1.2%	46.6	1.3%

Net income (loss)	$(7.0)	-0.2%	$5.1	0.1%
Earnings (loss) per share	$(0.09)		$0.06

Net sales increased 2.9% in the first nine months of 2005 compared to the prior year. Net sales increased 3.9% in Home Appliances and decreased 12.4% in Commercial Products. In Home Appliances, revenue increases from our service operations and increased sales of major appliances, both domestically and internationally, were the primary reasons for the increase. Unit sales of floor care products increased significantly in the first nine months of 2005 compared to the prior year, but the impact of the increase in unit sales was more than offset by lower average selling prices for these products. Commercial Products sales comparisons for the first nine months of 2005 versus the prior year were adversely impacted by lower vending equipment sales resulting from weakness in the vending equipment industry and lower sales of commercial cooking equipment.

Gross profit declined to 10.5% of consolidated net sales in the first nine months of 2005 from 14.5% of consolidated net sales in the prior year due to lower production volume that adversely impacted factory overhead absorption, increased material costs primarily for steel and resins, lower average selling prices for floor care products, and higher distribution costs. Lower production volume has resulted from a greater reliance on sourced product. The gross profit in the first nine months of 2004 included a $9.7 million gain from the sale of the Burlington, Ontario, warehouse.

Pension and postretirement medical costs in the first nine months of 2005 were $91.5 million compared to $86.1 million in the prior year. Reduced expense from plan changes for certain retired employees partially offset the increased expense due to changes in assumptions with respect to the discount rate and future medical cost trends. In the first nine months of 2005, we standardized many of the medical plans provided to retired employees. The new standardized plans with reduced benefits and higher retiree contributions are expected to result in a reduction of approximately $21 million in annual retiree medical expense in 2005, with $15.3 million of this amount recognized in the first nine months of 2005. For the full year of 2005, pension and postretirement medical expenses are expected to be approximately $7 million higher than 2004.

Selling, general and administrative expenses for the first nine months of 2005 declined to 9.0% of consolidated net sales compared to 10.9% of consolidated net sales for the prior year. The reduction in these expenses, both as a percentage of sales and in absolute terms, was primarily due to lower advertising expenses and cost reduction initiatives taken in 2004, including a significant reduction in the salaried workforce.

Restructuring and related charges of $10.7 million were recorded in the first nine months of 2005. These charges related to the plan announced in the second quarter of 2004 to consolidate the Hoover floor care, Maytag appliances, and corporate headquarters organizations and to the previously announced closing of the Galesburg,

Illinois, refrigeration plant. In the first nine months of 2004, we recorded restructuring and related charges of $54.9 million for the headquarters consolidation and the closing of the Galesburg, Illinois, refrigeration plant. In the first nine months of 2004, operating losses also included an $18.5 million charge for front-load washer litigation and a $9.6 million goodwill impairment charge.

For the reasons outlined above, consolidated operating income decreased to $43.2 million in the first nine months of 2005 as compared to $46.6 million in the first nine months of 2004. Operating income for Home Appliances decreased to $47.7 million from $52.3 million due to lower production volume that adversely impacted factory overhead absorption, higher material costs and higher distribution costs. In addition, restructuring and related charges for Home Appliances were $10.3 million in the first nine months of 2005 compared to $54.8 million in the prior year, and an $18.5 million charge for front-load washer litigation was included in 2004. The operating loss for Commercial Products was $4.5 million in the first nine months of 2005, including a $0.4 million in restructuring and related charges, compared to an operating loss of $5.7 million in the prior year, including a $9.6 million goodwill impairment charge for the commercial cooking equipment operations and $0.1 million of restructuring and related charges. In the current year, the operating results of Commercial Products have been adversely impacted by lower sales of vending equipment, unfavorable product mix, and higher material costs.

Interest expense for the first nine months of 2005 was $48.8 million compared to $40.8 million in the prior year. The increase is due to higher interest rates partially offset by slightly lower average borrowing levels.

In the second quarter of 2004, we recorded a $10.5 million charge as a result of an adverse judgment involving the termination of an Amana commercial distributorship prior to Maytag’s acquisition of the Amana business.

Net merger-related expenses for the first nine months of 2005 were $9.5 million. These expenses included a $40 million expense for the termination fee paid to Triton and the offsetting $40 million reimbursement that we received from Whirlpool.

Other-net was income of $2.8 million in the first nine months of 2005 compared to income of $7.2 million in the prior year. Gains on sales of investments recorded in other-net in the third quarter of 2004 were the primary reasons for the adverse comparison.

Maytag recorded a tax benefit of $5.5 million in the first nine months of 2005 on loss before income taxes of $12.4 million as compared to a tax benefit of $2.3 million on income before income taxes of $2.5 million in the first nine months of 2004. Maytag’s combined federal and state statutory rate is 38% and the 44% effective tax rate benefit recognized in the first nine months of 2005 reflects the favorable impact of income tax credits, the nontaxable status of the federal reimbursement for retiree drug costs, the U.S. income tax exclusion for certain export sales partially offset by the fact that no tax benefit was recognized on net merger-related costs.

The Energy Act of 2005 was signed into law on August 8, 2005 and contains a tax credit for manufacturers of high efficiency clothes washers, dishwashers and refrigerators produced in the U.S. The tax credit is effective for 2006 and 2007 and based on incremental production volume of high efficiency appliances over a three year rolling average baseline. Maytag expects the tax benefits earned in 2006 and 2007 to be up to $30 to $40 million, subject to assumptions, including final Department of Energy regulations concerning qualified appliances, our actual production levels and our ability to generate taxable income in the future.

For the reasons outlined above, we recorded a net loss for the first nine months of 2005 of $7.0 million or $0.09 per share compared to a net income of $5.1 million or $0.06 per share in the prior year.

Liquidity and Capital Resources

In millions	Nine Months 2005	Nine Months 2004
Net cash provided by (used in) operating activities	$(29.6)	$107.7
Net cash used in investing activities	$(49.0)	$(41.5)
Net cash used in financing activities	$(28.5)	$(15.1)

Net cash used in operating activities:

Cash flow used by operations in the first nine months of 2005 was $29.6 million compared to $107.7 million provided by operations in the prior year. The use of cash flow in the first nine months of 2005 compared to cash provided by operations in the prior year is primarily due to a larger increase in working capital in the current year as well as cash payments for restructuring and litigation related charges recorded in the prior year but paid in the current year. The use of cash did not result in increased borrowings due to the availability of the $164.3 million of cash on hand at the end of 2004, which was reduced to $57.2 million at the end of the third quarter. The comparison of cash flow used by operations to the prior year is also impacted by lower pension contributions in the current year, $51.9 million in the first nine months of 2005 as compared to $93.5 million in the first nine months of the prior year. We do not plan to make any additional contributions to the qualified pension plan for the remainder of 2005.

Net cash used in investing activities:

Capital expenditures in the first nine months of 2005 were $64.7 million compared to $67.0 million in the prior year. These capital expenditures represent investments in new product designs, cost reduction programs, replacement equipment, and product improvements. Capital expenditures in 2005 are anticipated to be approximately $80 to $100 million.

Net cash used in or provided by financing activities:

Our primary source of cash to fund working capital, capital expenditures and pension contributions is cash generated from operations. Requirements in excess of cash generated internally are typically funded by debt. We expect to continue to generate sufficient internal cash flows to fund working capital requirements, investing activities and pension contributions. Our short-term liquidity requirements, including seasonal working capital increases, are further supported by cash and cash equivalents of $57.2 million at the end of third quarter of 2005 and a $300 million revolving credit agreement.

During the second quarter of 2005, we amended the existing $300 million revolving credit facility. The amendment eases financial covenant requirements and the facility is now secured by accounts receivable and inventory of certain Maytag subsidiaries. We were in compliance with the amended covenants as of the end of the third quarter. In addition, during the third quarter, we signed a commitment letter for a new $600 million five-year, senior secured revolving credit facility to be fully underwritten by J.P. Morgan Chase Bank, N.A. and Citigroup Global Markets, Inc. This letter replaced the previously announced $500 million commitment letter. The new revolving credit facility also is to be secured by accounts receivable and inventory of certain Maytag subsidiaries. The commitment letter provides us with the ability to increase the facility size by $150 million to $750 million. The new credit facility is expected to close early in the fourth quarter and to replace the existing revolving credit facility.

Long-term liquidity is also supported by debt issuance in the capital markets. We have $412.3 million of debt maturing in 2006, of which $215.1 million has been recorded as current at the end of the third quarter of 2005. We expect to satisfy these obligations through various sources of funding, including cash and cash equivalents, the existing credit facility or the new credit facility expected to replace it, or the issuance of long-term debt.

Total long-term debt decreased from $978.6 million at the end of 2004 to $974.2 million (including current portion) at the end of the third quarter of 2005. Cash and cash equivalents decreased from $164.3 million at the end of 2004 to $57.2 million at the end of the third quarter of 2005.

Dividend payments on common stock were $28.7 million in the first nine months of 2005 as compared to $42.6 million in the prior year. The lower dividend payments were due to a reduction in our dividend per share from 18 cents per share to 9 cents per share commencing with the dividend payment paid in the second quarter of 2005.

Shareowners’ equity:

We had a shareowners’ deficit of $95.4 million at the end of the third quarter of 2005 as compared to a deficit of $75.0 million at the end of 2004. In total, shareowners’ equity has been reduced by $507.8 million for minimum pension liability adjustments that were recorded in each of the last four fiscal years. In addition, shareowners’ equity has been adversely impacted by a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994, to $1.5 billion at December 31, 2000. The shareowners’ deficit is not expected to pose a risk to liquidity as cash flows are anticipated to be sufficient and there are no covenants in any of our debt instruments that include equity or debt-to-equity ratios.

Contingencies

We have contingent liabilities that arise in the normal course of business, including pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. As discussed in the 2004 Form 10-K, we are appealing several proposed adjustments that resulted from the examination by the Internal Revenue Service of our federal income tax returns for 2000 and 2001. The FASB recently issued a proposed interpretation of FASB Statement No. 109 (Accounting for Uncertain Tax Positions). We will be reviewing this information to determine whether there is any impact to our consolidated financial position or results of operation if the proposed exposure draft is finalized by the FASB.

In 2004, we settled product-related litigation in the United States primarily involving early generation front-load washers. As discussed in the 2004 Form 10-K, we recorded charges based on an estimate of the costs of the U.S. settlement. The estimate is subject to fluctuations in claim volume, claim amount, claim type, claim validity and take-up rates involving machines sold in the United States and potential exposure relating to front-load litigation in Canada that was not resolved by the U.S. settlement. On April 27, 2005, we entered into a settlement of the litigation in Canada. These claims can be settled in a variety of manners substantially at the option of the Company. We did not record any additional charges in the first nine months of 2005 related to these settlements, but adjustments might be required in future periods as more information becomes available.

In the third quarter of 2005, we announced in conjunction with the U.S. Consumer Products Safety Commission a voluntary recall of approximately 5,000 front-load washing machines sold from April through May 2005. In the second quarter of 2005, we established a reserve for the estimated expenses associated with this matter. The supplier of the product has reimbursed us for the majority of our expenses to date arising from the recall and we do not expect this matter to have a material impact on our consolidated financial position or results of operations.

Late in the third quarter of 2005, we determined that a quality issue on a sourced refrigeration product required a rework of product contained in our warehouses and distribution centers. We established a reserve for the total estimated expenses associated with this matter. While we expect the supplier to share in these costs, we have not recorded the expected recovery from the supplier. We do not expect this matter to have a material impact on our consolidated financial position or results of operations.

We are currently investigating whether a common supplier-related quality and potential product safety issue recently disclosed to us by Whirlpool may affect certain refrigeration products manufactured by us prior to 2003. Although the companies share a common supplier on certain models, it is not currently known whether the issue exists in our product, nor can a projected cost of correcting the issue, if it does exist, be reasonably estimated at this time.

In the second quarter of 2005, lawsuits arising out of the merger agreement with Triton were filed against our Company and its directors. In addition, in July of 2005, a lawsuit was filed against our Company and its chief executive officer and chief financial officer alleging violations of federal securities laws. We believe that these lawsuits are without merit and intend to defend them vigorously. For a description of these lawsuits, see Part II, Item 1 of this Form 10-Q.

As of October 1, 2005, approximately $97 million of undrawn stand-by letters of credit were outstanding. These letters of credit are primarily utilized to back workers compensation claims, payables to international suppliers and extended service contracts if we were to fail to fund these obligations. As of October 1, 2005, approximately $54 million of these stand-by letters of credit reduced the availability under our $300 million credit facility.

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

Forward Looking Statements and Business Risks

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains statements that are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expect(s),” “intend(s),” “may impact,” “plan(s),” “should,” “believe(s),” “anticipate(s),” “on track,” or similar terms. We or our representatives may also make similar forward-looking statements from time to time orally or in writing. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	Business conditions in the industries in which Maytag competes, including changes in economic conditions in the geographic areas where its operations are located or where products are sold.

•	Costs or disruptions related to the merger agreement with Whirlpool as well as shareholder lawsuits that were filed following the announcement of the merger agreement with Triton.

•	Timing, start-up and customer acceptance of newly designed products.

•	Competitive factors, such as price competition and new product introductions or the introduction of new competitors in existing customers.

•	Asset impairments resulting from plant closings or changes in the competitive environment.

•	Significant loss of business or inability to collect accounts receivable from a major national retailer.

•	The cost and availability of raw materials and purchased components, including the impact of tariffs.

•	The timing and progress of activities initiated to achieve further cost reductions and savings.

•	Financial viability of customers, suppliers, contractors, or insurers.

•	Union labor relationships.

•	The impact of business acquisitions or dispositions.

•	Increasing pension and postretirement health care costs due to changes in interest rates, the market value of assets held in trust to pay these obligations, or inflationary health care trend rates as well as possible increases in funding requirements imposed by changes in employee benefit or tax regulations.

•	Costs of complying with governmental regulations.

•	Matters pending before the Consumer Product Safety Commission.

•	A failure to comply with the covenants in our credit agreement or any other event of default under the credit agreement, which would adversely impact our ability to borrow funds under the credit agreement, and our ability to replace our credit agreement with new facilities and to refinance debt maturing in 2006.

•	Litigation, regulatory investigations or audits including but not limited to product liability, environmental remediation, taxes, and other claims or lawsuits.

•	Changes in the number of claims or the nature of those claims in the litigation related to front-load washers.

•	Product warranty claims.

•	Energy supply, including the availability and cost of energy necessary for the manufacturing process and the cost of fuel used in the distribution of products.

•	The impact of foreign currency exchange rate fluctuations.

•	Our ability to realize deferred tax assets if we continue to record operating losses in the future.

With respect to the merger agreement with Whirlpool (1) Maytag may be unable to obtain stockholder approval required for the transaction; (2) conditions to the closing of the transaction may not be satisfied or the merger agreement may be terminated prior to closing; (3) Maytag may be unable to obtain the regulatory approvals required to close the transaction, or required regulatory approvals may delay the transaction or result in the imposition of conditions that could have a material adverse effect on Maytag or cause the parties to abandon the transaction; (4) Maytag may be unable to achieve cost-cutting goals or it may take longer than expected to achieve those goals; (5) the transaction may involve unexpected costs or unexpected liabilities; (6) the credit ratings of Maytag or its subsidiaries may be different from what the parties expect; (7) the businesses of Maytag may suffer as a result of uncertainty surrounding the transaction; (8) the industry may be subject to future regulatory or legislative actions that could adversely affect Maytag; and (9) Maytag may be adversely affected by other economic, business, and/or competitive factors.

Please also refer to risk factors in the Form S-4 Registration Statement filed by Whirlpool Corporation on September 29, 2005, under “Risk Factors” on page 27 and also the documents referenced under “Additional Information for Stockholders” beginning on page 113.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the third quarter of 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic SEC filings for Maytag (including its consolidated subsidiaries).

There was no change in internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected or is reasonably likely to materially affect Maytag’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

Sheet Metal Workers Local #218(S) Pension Fund v. Maytag Corporation. On May 26, 2005, Sheet Metal Workers Local #218(S) Pension Fund filed a complaint on its own behalf and on behalf of an alleged class of the Company’s stockholders against the Company and its then directors Barbara Allen, Howard Clark, Jr., Lester Crown, William Kerr, Ralph Hake, Wayland Hicks, James McCaslin, Bernard Rethore, W. Ann Reynolds, Neele Stearns, Jr., and Fred Steingraber in Iowa District Court, Jasper County. The complaint alleges, among other things, that the directors violated their fiduciary duties to the Company’s stockholders by, among other things, agreeing to sell the Company at an “artificially depressed” price before the impact of the Company’s recent restructuring efforts was reflected in its stock price, by causing the Company to enter into agreements that provide severance benefits to the Company’s officers in the event that they are terminated following a change of control, and failing to disclose non-public information concerning the value of the Company to stockholders. The complaint seeks, among other relief, certification of the alleged class, an injunction preventing completion of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), the imposition of a constructive trust in plaintiff’s favor upon any benefits improperly received by defendants, and an award of attorneys’ fees and expenses. The Company believes this action is without merit and intends to defend it vigorously. The Company has answered the complaint by denying all allegations of wrongdoing and asserting various affirmative defenses, including the mootness of the action in light of the termination of the merger agreement with Triton.

In re Maytag Corp. Shareholder Litigation. Between May 20 2005,and May 31, 2005, seven purported class action complaints were filed in the Delaware Court of Chancery for New Castle County by plaintiffs Market Street Securities, Inc., Herbert Resnik, David Roitman, Hindie Silver, Louis Rubinstein, David Birnbaum and Morris Gurt, on their own behalves and on behalf of an alleged class of the Company’s stockholders, against the Company and its then directors Barbara Allen, Howard Clark, Jr., Lester Crown, William Kerr, Ralph Hake, Wayland Hicks, James McCaslin, Bernard Rethore, W. Ann Reynolds, Neele Stearns, Jr., and Fred Steingraber. These actions were thereafter consolidated into one action, and a consolidated and amended class action complaint was filed thereafter. The amended complaint alleges, among other things, that the merger consideration to be paid to the Company’s stockholders in the Triton merger is inadequate and unfair. The amended complaint further alleges that the Company’s directors violated their fiduciary duties to the Company’s stockholders by, among other things, failing to maximize stockholder value, by failing to complete a “meaningful market-check” of the Company’s value before entering into the merger agreement with Triton, and by agreeing to a merger agreement that contained a $40 million termination fee “designed to deter more competitive offers for the Company.” The amended complaint seeks, among other relief, certification of the alleged class, preliminary and permanent injunctive relief against consummation of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), an order directing the disclosure of all material information, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses. The Company believes this consolidated action is without merit and intends to defend it vigorously. On August 5, 2005, plaintiffs in these actions filed a motion for preliminary injunction seeking to enjoin the Triton merger, but withdrew the motion on August 10, 2005. The Company has answered the amended complaint by denying all allegations of wrongdoing and asserting various affirmative defenses, including the mootness of the action in light of the termination of the merger agreement with Triton.

Yellen v. Hake. On July 5, 2005, Barry Yellen filed a complaint against the Company, Chief Executive Officer Ralph Hake, and Chief Financial Officer George C. Moore, in the United States District Court for the Southern District of Iowa for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint, brought on behalf of a purported class of purchasers of the Company’s common stock between March 7, 2005, and April 21, 2005, alleges, among other things, that the defendants knowingly or recklessly made materially false statements in a press release and at an investor conference on March 7, 2005, regarding the Company’s expected earnings range in 2005, and that defendants made such statements seeking to inflate the price of the Company’s shares in conjunction with ongoing negotiations to sell the Company to Ripplewood. The complaint seeks, among other relief, certification of the alleged class, unspecified compensatory damages, and an award of attorneys’ fees and expenses. Plaintiff has filed a motion seeking to be appointed the “lead plaintiff” within the meaning of the Private Securities Litigation Reform Act of 1995.The Company believes this lawsuit is without merit and intends to defend it vigorously.

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

MAYTAG CORPORATION

Date: October 21, 2005	/s/ George C. Moore
George C. Moore
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)