Form 10-K
period 2005-12-31
MAYTAG CORP
filed 2006-02-10
CIK 63541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on July 2, 2005 was $1,274,562,599. The number of shares outstanding of the registrant’s common stock (par value $1.25) as of the close of business on January 31, 2006 was 80,432,673.

DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, portions of the registrant’s proxy statement for its annual meeting of shareholders scheduled to be held May 11, 2006 have been incorporated by reference.

MAYTAG CORPORATION

2005 ANNUAL REPORT ON FORM 10-K CONTENTS

PART I

Item 1.	Business.

We are a leading manufacturer and distributor of home and commercial appliances. Our products are sold to customers throughout North America and in international markets. We were organized as a Delaware corporation in 1925.

We are one of the leading major appliance companies in the North American market, offering consumers a full line of washers, dryers, dishwashers, cooking appliances, and refrigeration distributed through large and small retailers across the United States and Canada. We also sell product to commercial laundry customers. Our Hoover brand is a leader in North American floor care products. In addition, we have an extensive service network offering repair, parts and accessories, service management and extended service contracts for our home appliances as well as home appliances sold by other manufacturers.

We own Dixie-Narco, one of the original brand names in the vending machine industry, and currently the leading manufacturer of soft drink can and bottle vending machines in the United States. Dixie-Narco venders are sold primarily to major soft drink bottlers such as Coca-Cola Enterprises and Pepsi Bottling Group.

In commercial cooking appliances, we own Jade Range, a leading manufacturer of premium-priced commercial ranges and commercial-style ranges for the residential market.

We make significant annual capital investments in product development striving for innovative features in our strongest brands. Superior product performance reinforces brand positioning; product and brand positioning drive sales and distribution.

We operate in two business segments: Home Appliances and Commercial Products. During 2005, two of our customers, Sears, Roebuck and Co. (Sears) and Kmart merged to form Sears Holdings Company. Sales to Sears Holdings in 2005 represented 10% of consolidated net sales. Sales to Sears, excluding Kmart, represented 13% and 15% of consolidated net sales in 2004 and 2003, respectively. Sales to Home Depot represented 14% and 10% of consolidated net sales in 2005 and 2004, respectively. Financial and other information relating to these reportable business segments is included in Part II, Items 7 and 8.

Pending Transaction

On August 22, 2005, we entered into a definitive merger agreement with Whirlpool Corporation (“Whirlpool”), which provides that, upon completion of the merger of a subsidiary of Whirlpool into Maytag, each share of Maytag common stock outstanding will be converted into the right to receive (i) $10.50 in cash and (ii) between 0.1144 and 0.1398 of a share of Whirlpool common stock. The amount of Whirlpool common stock to be issued in exchange for each Maytag share will depend upon the volume-weighted average trading price of Whirlpool’s common stock during a 20 trading-day period ending shortly before the merger. Our stockholders will receive 0.1144 of a share of Whirlpool common stock if the average Whirlpool common stock price is greater than $91.7937 or 0.1398 if it is less than $75.1039; between the two prices, the exchange ratio will vary proportionately.

In anticipation of signing the Whirlpool merger agreement, we terminated the prior merger agreement with Triton Acquisition Holding Company (“Triton”) and paid a $40 million termination fee to Triton. As part of the agreement with Whirlpool, we were reimbursed for the $40 million termination fee. In the merger agreement, Whirlpool has agreed to provide us with up to $15 million for retention of our employees and has agreed to pay a “reverse break-up fee” of $120 million if the merger cannot be completed due to an inability to obtain regulatory approval as well as certain other conditions being met.

For additional and more detailed information on the transaction with Whirlpool, please refer to the proxy statement dated November 21, 2005, filed by Maytag with the SEC. The registration statement contains a document that constitutes both a prospectus of Whirlpool relating to the shares of Whirlpool common stock to be distributed in the merger, and a proxy statement provided to our stockholders in connection with the special meeting of stockholders of Maytag held on December 22, 2005, with respect to the proposed merger. Our stockholders approved the proposed merger at the special meeting.

The transactions contemplated by the Whirlpool merger agreement are subject to regulatory clearance from the U.S. Department of Justice. On December 1, 2005, Maytag and Whirlpool announced that both companies had certified substantial compliance with the Antitrust Division of the Department of Justice in response to its request for additional information and documentary materials regarding the proposed merger. Whirlpool and Maytag have agreed not to close the proposed merger before February 27, 2006, without the Antitrust Division’s concurrence, although the Antitrust Division may request additional time for review. Whirlpool and Maytag expect the transaction to close as early as the first quarter of 2006, following regulatory clearance.

Home Appliances

The Home Appliances segment represented 95.2 percent of consolidated net sales in 2005.

The Home Appliances segment manufactures, distributes and services laundry products, dishwashers, refrigerators, cooking appliances and floor care products. We distribute these products through home improvement centers, major national retailers, independent retail dealers and Maytag Stores and Home Appliance Centers in North America and targeted international markets. These products are sold primarily under the Maytag, Amana, Hoover, Jenn-Air and Magic Chef brand names. We also license certain home appliance brands in markets outside the United States. Over the last several years, we have increased our emphasis on our in-home service business, which services major appliances manufactured by us and by other manufacturers. The segment also services floor care products sold by us.

Portions of our operations and sales are outside the United States. We also outsource certain components and finished products from outside the United States for sale in the United States. The risks involved in foreign operations vary from country to country and include tariffs, trade restrictions, changes in currency values, economic conditions and international relations.

We use basic raw materials such as steel, copper, aluminum, rubber and plastic in its manufacturing processes in addition to purchased motors, compressors, timers, valves and other components. These materials are supplied by established sources, and we anticipate that such sources will, in general, be able to meet its future requirements.

We hold a number of patents that are important in the manufacture of its products. We also hold a number of trademark registrations and the associated corporate symbols, of which the most important are ADMIRAL, AMANA, HOOVER, JENN-AIR, MAGIC CHEF, and MAYTAG.

Our Home Appliances business is generally not considered seasonal.

A large portion of our sales within the Home Appliances segment is concentrated among major retailers. A significant loss of business with any of these customers could have a significant adverse impact on the Home Appliances segment.

The dollar amount of backlog orders is not considered significant for Home Appliances in relation to the total annual dollar volume of sales. It is our practice to maintain a level of inventory sufficient to cover anticipated shipments. Because orders are generally shipped upon receipt, a large backlog would be unusual.

Our principal competition is from other appliance manufacturers, including General Electric, Electrolux, Whirlpool, and from Kenmore-branded products, as well as several competitors from Asia and Europe, such as LG, Bosch-Siemens, Samsung, Fisher & Paykel, and Haier. Product quality, price and functionality are the important areas of competitive differentiation. We are positioned as a premium and mid-priced player in the industry based on product quality and innovative features. In addition, our brands are among the most recognizable and respected names in the industry.

Expenditures for our research and development relating to the development of new products and the improvement of existing products are included in Part II, Item 8. Most of the research and development expenditures relate to the Home Appliances segment.

Although we have manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a significant effect on our capital expenditures, results of operations, or competitive position.

Our operations are subject to various federal, state and local laws and regulations intended to protect the environment, including regulations related to air and water quality and waste handling and disposal. We have received notices from the U.S. Environmental Protection Agency (EPA), state agencies and/or private parties seeking contribution, that we have been identified as a “potentially responsible party” (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to such sites. Our ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. We also have responsibility, subject to specific contractual terms, for environmental claims for assets or businesses that have previously been sold. Additional information regarding environmental remediation is included in Part II, Item 8.

With regard to appliances, we are subject to changes in government mandated energy and environmental standards that may become effective over the next several years. We are in compliance with existing standards where we do business. As any new standards that affect the entire appliance industry become effective, we intend to be in compliance with those new standards. The Energy Act of 2005 was signed into law on August 8, 2005, and contains a tax credit for manufacturers of high efficiency clothes washers, dishwashers and refrigerators produced in the United States. The tax credit is effective for 2006 and 2007 and is based on incremental production volume of high efficiency appliances over a three-year rolling average baseline. We expect the tax benefits earned in 2006 and 2007 to be approximately $30 to $40 million, subject to assumptions, including final Department of Energy regulations concerning qualified appliances, our actual production levels and our ability to generate taxable income in the future.

The number of employees in the Home Appliances segment was approximately 16,700 as of December 31, 2005, and approximately 16,900 as of January 1, 2005. Approximately 40% percent of this segment’s employees were covered by collective bargaining agreements as of December 31, 2005, and January 1, 2005. As of December 31, 2005, approximately 17% of employees in this segment are non-U.S. based.

Commercial Products

The Commercial Products segment represented 4.8 percent of consolidated net sales in 2005.

Our Commercial Products segment manufactures and sells commercial cooking equipment under the Jade brand name, vending equipment under the Dixie-Narco brand name and commercial microwave ovens under the Amana brand name. These products are primarily sold to distributors, soft drink bottlers, restaurant chains and dealers in North America and targeted international markets. Over the last several years, we have increased our emphasis on the vender refurbishment business.

We use steel as a basic raw material in its manufacturing processes in addition to purchased motors, compressors and other components. These materials are supplied by established sources, and we anticipate that such sources will, in general, be able to meet our future requirements.

We hold a number of patents that are important in the manufacture of our products. We also hold a number of trademark registrations and the associated corporate symbols, of which the most important are DIXIE-NARCO, AMANA and JADE.

Commercial Products sales are considered seasonal to the extent that we normally experience lower sales in the fourth quarter compared to other quarters.

Within the Commercial Products segment, our vending equipment sales are dependent upon a few major soft drink suppliers. The loss of one or more of these customers could have a significant adverse effect on our Commercial Products segment.

The dollar amount of backlog orders is not considered significant for Commercial Products in relation to the total annual dollar volume of sales. It is our practice to maintain a level of inventory sufficient to cover shipments. Because orders are generally shipped upon receipt, a large backlog would be unusual.

We use brand image, product quality, product innovation, customer service, warranty and price as competitive tools.

Expenditures for our research and development relating to the development of new products and the improvement of existing products are included in Part II, Item 8.

Although we have manufacturing sites with environmental concerns, compliance with laws and regulations regarding the discharge of materials into the environment or relating to the protection of the environment has not had a significant effect on capital expenditures, results of operations or our competitive position.

The number of employees in the Commercial Products segment as of December 31, 2005, and January 1, 2005, was approximately 1,100.

Available Information

We maintain an Internet website at www.maytagcorp.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available, without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

Item 1A.	Risk Factors.

There are many factors that affect our business and the results of operations, many of which are beyond our control. Some of these factors relate to the fact that we have entered into the merger agreement with Whirlpool Corporation described under Item 1, while other factors are those that relate to our business generally. The following is a description of the most significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

Risks Relating to the Pending Merger with Whirlpool

We are subject to business uncertainties and contractual restrictions while the merger with Whirlpool is pending.

Uncertainty about the effect of the pending merger with Whirlpool on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to defer purchases or other decisions concerning us, or to seek to change existing business relationships with us. If key employees depart because of uncertainty about their future roles and the potential complexities of integration, the combined company’s business following the merger could be harmed. In addition, the merger agreement restricts us from making certain acquisitions or dispositions and taking other specified actions without the consent of Whirlpool until the merger occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. For further information please refer to the section titled “Covenants” on page 89 of the proxy statement dated November 21, 2005, filed by Maytag with the SEC);

Failure to complete the merger could negatively affect the stock price and the future business and financial results of Maytag.

There is no assurance that Whirlpool and Maytag will receive the necessary regulatory approvals or satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, we will be subject to several risks, including the following:

We may be required to pay and reimburse Whirlpool amounts of up to $100 million in the aggregate if the merger agreement is terminated under certain circumstances (for further information please refer to the section titled “Termination Fees and Reimbursement Obligations” on page 13 of the proxy statement dated November 21, 2005 filed by Maytag with the SEC);

•	The current market price of Maytag common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of Maytag generally and a resulting decline in the market price of Maytag common stock;

•	Many costs relating to the merger (such as legal, accounting, and a portion of its financial advisory fees) are payable by Maytag whether or not the merger is completed;

•	There may be substantial disruption to our business and a distraction of its management and employees from day-to-day operations, because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial; and

•	We would continue to face the risks that we currently face as a independent company, as further described herein.

If the merger is not completed, the risks described above may materialize and materially adversely affect our business, financial results, financial condition, and stock price.

Whirlpool must pay us a termination fee of $120 million if any governmental entity issues a final order preventing the merger as violative of any antitrust law and certain other conditions are met. In addition, Whirlpool must indemnify us for up to $15 million for the payment of retention bonuses to specified Maytag employees upon certain termination events (for further information please refer to the section titled “Termination Fees and Reimbursement Obligations” on page 13 of the proxy statement dated November 21, 2005, filed by Maytag with the SEC);

The merger agreement limits our ability to pursue alternatives to the merger.

Because our stockholders approved the merger agreement at the special meeting of stockholders held on December 22, 2005, we no longer have a right to terminate the merger agreement to accept an alternative transaction.

Risks Related to Our Business

Increased competition could reduce prices and profit margins, and materially adversely affect our results of operations.

The home and commercial appliances industry is intensely competitive. Our principal competition is from other appliance manufacturers, including General Electric, Electrolux, Whirlpool, and from Kenmore-branded products, as well as several competitors from Asia and Europe, such as LG, Bosch-Siemens, Samsung, Fisher & Paykel, and Haier. Product quality, price and functionality are the important areas of competitive differentiation. Some of our competitors have greater financial resources, larger sales shares, superior distribution or purchasing arrangements or lower cost structures than we do. Our products face increasing competition from foreign manufacturers that have lower cost structures and that are actively expanding in the U.S., especially through the national retail chains that have become an increasingly important distribution channel. Sales of our floor care products have declined due to a decrease in unit market share, pricing decreases, and a product shift within the industry towards products in lower price categories. We cannot assure you that these or other competitive pressures will not adversely affect our profitability or performance. Our ability to respond to these pressures will depend in large part on our ability to control or reduce our cost structure, increase the efficiency of our manufacturing processes, and develop innovative products with which we can maintain our brand recognition, and there is no assurance we can achieve these objectives. These competitive pressures may lead to declines in our sales shares or in the prices of our products, which could in turn have materially adverse effects on our results of operations and financial condition.

We may be unable to realize the expected cost savings from our restructuring initiatives.

Our ability to compete effectively depends in part on our ability to control or reduce our cost structure and increase the efficiency of our manufacturing processes. Although we have implemented several restructuring initiatives, including the relocation of manufacturing facilities, and have others that we may implement in the future, there is inherent risk related to relocation of manufacturing facilities, including disruption of business operations, inability to meet customer demand, higher costs than anticipated, environmental issues associated with closed facilities and a failure to complete these initiatives in the time frames contemplated.

Even if we are able to successfully restructure our operations, we cannot assure you that our past or future restructuring initiatives will achieve the full expected benefits of the cost savings or revenue enhancements within the expected time frame or at all. The cost savings may be offset by costs incurred in restructuring our operations, as well as by increases in other expenses unrelated to the restructuring.

We are subject to risks relating to the relocation of manufacturing capacity.

As part of our strategy of continued reduction of costs and rationalization of our production activities, we have, and may in the future, relocate some of our manufacturing capacity to low-cost locations. The transfer of production from one facility to another is costly and presents the possibility of additional disruptions and delays during the transition period. We may not be able to successfully transition production to different facilities. Any prolonged disruption in the operations of any of our manufacturing facilities or any unforeseen delay in shifting manufacturing operations to new facilities, whether due to technical or labor difficulties or delays in regulatory approvals, could result in delays in shipments of products to our customers, increased costs and reduced revenues.

Our future success depends on our ability to develop new and innovative products.

Product innovation and development are critical factors in maintaining sales share in all our product lines. To meet our customers’ needs, we must continuously design new, and update existing, products and services and invest in and develop new technologies. Product development is also driven by criteria for better environmental performance and lower cost of use. In addition, although the life cycle of most home appliances is over ten years, manufacturers are introducing new, innovative product lines to encourage upgrades since consumers will select at the time of purchase, and may be willing to pay a premium for the most efficient, best performing, and most aesthetically appealing appliances. Accordingly, the effective life cycle of appliances is becoming shorter requiring us to develop innovative products in a shorter time frame. If we fail to develop and introduce new innovative products, the reputation of our brands could be adversely affected and we may experience declines in sales share and prices and incur increased capital expenditures to bring new products to market. Introducing new products also requires significant management time and a high level of financial and other commitments to research and development, which may not result in success. During 2005, we invested $91 million in research and development, primarily related to product development in the Home Appliances segment. Our sales and net income may suffer if investments are made in technologies that do not function as expected or are not accepted in the marketplace.

Concentration of retail distribution in large retail chains has resulted in increased dependence on a number of large customers. A loss of any of these large customers or of significant floor space at any such customer could adversely affect us.

Major customers account for a large and increasing percentage of our sales. This trend is particularly significant in the Home Appliances segment, as most products in this business area are sold through major retail chains. In 2005, our two largest customers, Home Depot and Sears Holdings, represented approximately 14% and 10% of our consolidated net sales, respectively. This dependence on a number of large customers has resulted in greater commercial and credit exposures to a limited number of customers. If we were to experience a material reduction in orders or become unable to collect fully our accounts receivable from a major customer, our net sales and financial results would suffer. In addition, if a major customer were to decide not to carry our products, or to reduce significantly the floor space devoted to our products, we could be adversely affected.

We are dependent on third party suppliers to deliver key components and materials for our products and we intend to increase sourcing of finished products.

Our manufacturing processes depend on the availability and timely supply of components and raw materials, generally from third party suppliers, many of which are located outside the United States. We are also increasing our supply of sourced finished products. We work closely with our suppliers to avoid supply-related problems but there can be no assurances that we will not experience supply problems in the future. We cannot assure you that our suppliers will continue to provide products to us at attractive prices, or at all, or that we will be able to obtain such products in the future from these or other providers on the scale and within the time frames we require. Such problems could have material adverse effects on our business, results of operations or financial condition. As we continue to purchase more finished goods from our suppliers, our dependence on such suppliers increases.

Significant increases in the cost of raw materials and components have reduced our operating margins and may continue to do so.

We are exposed to commodity price risks because our operations depend on the supply of various commodities, including steel, copper, aluminum, resin, rubber and petroleum-based products from domestic and foreign suppliers, as well as oil and other energy costs which affect our manufacturing and transportation costs. We cannot assure you that increases in the costs of raw materials, and in particular commodities, will not have a material adverse effect on our results of operations or financial condition. We may not be able to pass on the entire amount of commodity price increases or reduce our costs to offset the higher commodity prices. Even if we can pass on some of these increased costs to our customers, we may be prevented from doing so during the time lag between changes in prices under our purchase contracts and changes in prices under our sales contracts.

We may incur material losses and costs as a result of product liability, warranty, recall claims or other lawsuits or claims that may be brought against us.

We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability costs in the future and incur significant costs to defend against these claims. In addition, under certain circumstances any such issues could give rise to an investigation by the Consumer Product Safety Commission, or CPSC, which could result in the need for remedial actions such as a recall requiring the repair or replacement of our products. We currently carry insurance and maintain reserves for product liability claims. However, we cannot assure you that our insurance coverage will be adequate if such claims do arise, and any liability not covered by insurance could have a material adverse impact on our business. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty claims are not covered by our product liability coverage. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high quality, safe products and may have a material adverse effect on our business. Further, other lawsuits or claims relating to non-product issues may result in judgments or awards against us that could materially adversely impact our results.

Our pension plans are currently underfunded and we may have to make significant cash payments to the plans, reducing the cash available for our business.

We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions will be determined annually based on an annual actuarial valuation of plans as performed by the plans’ actuaries. The annual actuarial valuation will depend upon numerous factors, including future asset returns, discount rates and other actuarial factors such as life expectancies. In 2005, we contributed $53 million to our pension plans.

As of December 31, 2005, our pension plans were underfunded by $580 million (based on actuarial assumptions used for FAS 87 purposes). Our pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plans were terminated for any reason while the plans are underfunded, we may incur a liability to the PBGC that could be equal to the entire amount of the underfunding. Also, pension reform proposals pending in the U.S. Congress, if they become law, could result in the requirement for higher contributions to our pension plan in the future.

As noted above, the unfunded status of our pension plans may increase or decrease depending on our plan asset returns in the future and interest rates as our liabilities are measured based upon the market interest rates on an annual basis. Changes in these assumptions, which are utilized to value the liability, will also affect our annual expense. The liability for underfunded pension plans may also affect shareholders’ equity. In the event of a decline in interest rates or a deterioration of the fair value of plan assets, or in the event actual experience differs from other actuarial assumptions, we may be required to make a liability adjustment, which would be recorded as a reduction to shareholders’ equity, after tax. The equity would be restored to the balance sheet in future periods only if the fair value of plan assets exceeded the accumulated benefit obligation.

Our postretirement medical liability may also adversely affect future results and will require benefit payments to cover the medical costs of retired employees who are covered under these plans.

As of December 31, 2005, our liability for postretirement medical costs is $522 million. This amount is not funded and there are no regulatory requirements to fund this liability. Although we have taken actions to reduce our liability for retiree medical benefits, this liability has continued to increase due to the significant increases in medical costs. As in the case of our pension liability and expense, the liability and expense for postretirement medical benefits is determined by our actuaries on an annual basis based on assumptions as to discount rates and future medical cost trends. Changes in these assumptions or actual experience that is different from these assumptions will result in changes to our liability and expense and could result in higher than anticipated benefit costs for our retired employees.

We may be adversely affected by environmental and safety regulations or concerns.

We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to the air and water, the use, management and disposal of regulated materials, employee health and safety and the amount of energy and water consumed by our major appliances in consumer use. As an owner and operator of real property and a generator of regulated waste materials, we may also be subject to strict, and under certain circumstances, joint and several liability for the remediation of contaminated sites and for related damages to natural resources. We cannot assure you that we have been or will be at all times in complete compliance with all environmental, health and safety requirements. These requirements are complex, change frequently and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and be subject to third party property damage or personal injury claims, as a result of violations of, or liabilities under environmental laws or non-compliance with environmental permits required at our facilities.

Contaminants have been detected at some of our present and former sites. In addition, we have been named as a potentially responsible party at certain Superfund or other off-site disposal sites. We estimate our undiscounted obligation for future environmental costs is approximately $8 million. While we accrue for costs associated with environmental remediation and litigation when such costs are probable and reasonably estimable, the discovery of new conditions such as additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in substantial liability above our current accruals. Moreover, the ultimate costs under environmental laws and the timing of these costs are difficult to predict. Liability under some environmental laws relating to contaminated sites, including the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and analogous state laws, can be imposed retroactively and without regard to fault. Further, under certain circumstances, one responsible party can be held liable for all costs at a site if other responsible parties are unable to pay. We cannot assure you that environmental liabilities and expenditures will not have a material adverse effect on our business, results of operations or financial condition.

Labor disputes with our employees could interrupt our operations and adversely affect our business.

We are party to several collective bargaining agreements. As of December 31, 2005, approximately 40 percent of the employees in our Home Appliances segment were covered by collective bargaining agreements. If we are unable to successfully negotiate acceptable terms with the unions, our operating costs could increase as a result of higher wages or benefits paid to union members, or if we fail to reach an agreement with the unions, our operations could be disrupted. Either event could have a material adverse effect on our business, results of operations or financial condition. In addition, there have been in the past, and may be in the future, attempts to unionize our non-union facilities. If employees at our non-union facilities unionize in the future, our operating costs could increase.

A slowdown in the U.S. economy and in particular in the United States housing market could adversely affect demand for our products.

Most of our products are sold in the United States, and, therefore, a general slowdown in domestic consumer spending could have an adverse effect on our business. In addition, a slowdown in housing starts in the United States could adversely affect us because demand for new appliances is partly driven by the pace of new home construction. If demand for home appliances were to slacken, this might further accelerate price competition among manufacturers which could in turn adversely affect our net sales, sales shares or margins. Such a slowdown could, therefore, have an adverse effect on our results of operations and financial condition.

Economic conditions in international areas

A slow down or significant change in economic conditions outside the United States where we sell products or where our operations are located could adversely affect our sales and, ultimately, operating results.

Our ability to operate our Company effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain qualified personnel, particularly research professionals, technical sales professionals and engineers. The loss of the services of any key employee or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

Our business operations and competitive position could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries to protect our intellectual property rights. However, we may be unable to prevent third parties from using our intellectual property without authorization. The use of our intellectual property by others could reduce any competitive advantage we have developed or otherwise harm our business. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail.

Although we have numerous United States and foreign patents and numerous pending patents, our patents, issued or pending, may not provide us with any competitive advantage or enable us to protect the intellectual property rights that these applications were intended to cover. Our competitors may attempt to reverse-engineer our products or design around our patents and thereby avoid infringement liability. Moreover, the expiration of our patents may lead to increased competition.

We have obtained and applied for several United States and foreign trademarks, as appropriate. Our pending applications may not be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to protect our trademarks and impede our marketing efforts in those jurisdictions.

In addition, we face the risk of claims that we are infringing third parties’ intellectual property rights. Litigating any such claim, even if it is without merit, could be expensive and time-consuming; could cause us to cease making, using or selling certain products that incorporate the disputed intellectual property; could require us to redesign our products, if feasible; could divert management time and attention; and could require us to enter into costly royalty or licensing arrangements.

Our reported results of operations from our international business will be reduced if the U.S. dollar strengthens.

Our business is exposed to foreign currency exchange risks related to transactions, assets and liabilities denominated in foreign currencies. Although we attempt to mitigate this exposure with forward and option contracts that hedge a portion of our foreign currency denominated export sales transactions, adverse changes in currency exchange rates could negatively affect the competitiveness of our products, our operating results and overall financial condition. At December 31, 2005, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies in which our sales are denominated, all other factors being equal, would have resulted in a decrease in net income of approximately $18 million for the year ended December 30, 2006.

Our liquidity will depend on the availability of borrowings under our credit facility and our ability to comply with the covenants contained in our credit facility.

The availability of borrowings under our credit facility is subject to a borrowing base limitation and other conditions. The components of the borrowing base are certain of our inventories and accounts receivable, and these will be affected by market and business conditions. In addition, certain of the components of the borrowing base will be subject to the commercially reasonable discretion of the administrative agent. The administrative agent will have the customary ability to reduce, in its reasonable business judgment, the availability of borrowings at any time by, for example, reducing advance rates, imposing or changing collateral value limitations or collateral eligibility requirements or establishing availability reserves.

Our credit facility also contains a number of covenants with which we must comply. These covenants include restrictions on our ability to incur indebtedness for borrowed money in addition to borrowings under the credit facility, restrictions on our ability to pay dividends or repurchase our common stock, restrictions on investments that we may make, and restrictions on our ability to sell our assets. In addition, if average availability under the credit facility is less than $60 million, we must comply with a covenant to maintain a fixed charge coverage ratio of 1.1 to 1. If we fail to comply with the covenants contained in the credit facility, we could be precluded from borrowing under the credit facility and could be required to repay all amounts outstanding.

We may not be able to realize benefits from our deferred tax assets if we continue to record operating losses in the future.

Deferred taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Maytag assesses the probability of realizing its deferred taxes and records a valuation allowance against balances recorded for which no benefit is reasonably expected. The establishment of the valuation allowance is recorded as a reduction to the deferred tax asset and an increase to income tax expense or a reduction to comprehensive income. As of December 31, 2005, the valuation allowance against deferred tax assets was $54.5 million largely for deferred tax assets associated with capital loss carryforwards and net operating losses. If Maytag is not able to generate sufficient future taxable income, it may not be able to realize the full benefits of its remaining deferred tax assets and would record a valuation allowance against current and noncurrent deferred tax assets reflected on the December 31, 2005, consolidated balance sheet of $73.0 million and $290.9 million, respectively. The recording of the valuation allowance would have an adverse effect on our results of operations and financial condition.

Please also refer to risk factors in the proxy statement dated November 21, 2005, filed by Maytag with the SEC, under “Risk Factors” on page 24 and also the documents referenced under “Additional Information for Stockholders” beginning on page 114.

These considerations may not constitute all the factors that could cause actual results to differ materially from those discussed in any forward-looking statement. Our Company operates in a continually changing business environment and new factors emerge from time to time. We cannot identify all such factors nor can we assess the impact, if any, of such factors on our financial position or our results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. We disclaim any responsibility to update any forward-looking statement provided in this document.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located in Newton, Iowa. Major offices and manufacturing facilities in the United States in the Home Appliances segment are located in: Newton, Iowa; Cleveland, Tennessee; Jackson, Tennessee; Milan, Tennessee; Herrin, Illinois; Amana, Iowa; Searcy, Arkansas; North Canton, Ohio; and El Paso, Texas. The segment also has facilities located in Reynosa and Juarez, Mexico. The Home Appliances segment closed manufacturing facilities in Galesburg, Illinois, in 2004 and in Florence, South Carolina, in January 2006. The segment also leases office space in Schaumburg, Illinois.

Major offices and manufacturing facilities in the United States in the Commercial Products segment are located in Williston, South Carolina, and Brea, California. The segment leases the facility in Brea.

The facilities of the Home Appliance and Commercial Products segments are well maintained, suitably equipped and in good operating condition. The facilities had sufficient capacity to meet production needs in 2005, and we expect that such capacity will be adequate for planned production in 2006. Our planned capital expenditures for 2006 are expected to be $100 million.

We also own or lease offices and warehouses in many areas throughout the United States, Mexico and Canada, as well as the United Kingdom, France, Australia and China. Lease commitments are included in Part II, Item 8.

Item 3.	Legal Proceedings.

We have contingent liabilities that arise in the normal course of business, including pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. We do not believe that any currently pending or threatened litigation will have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.

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

In re Maytag Corp. Shareholder Litigation. Between May 20, 2005, and May 31, 2005, seven purported class action complaints were filed in the Delaware Court of Chancery for New Castle County by plaintiffs Market Street Securities, Inc., Herbert Resnik, David Roitman, Hindie Silver, Louis Rubinstein, David Birnbaum and Morris Gurt, on their own behalves and on behalf of an alleged class of the Company’s stockholders, against the Company and its then directors Barbara Allen, Howard Clark, Jr., Lester Crown, William Kerr, Ralph Hake, Wayland Hicks, James McCaslin, Bernard Rethore, W. Ann Reynolds, Neele Stearns, Jr., and Fred Steingraber. These actions were thereafter consolidated into one action, and a consolidated and amended class action complaint was filed thereafter. The amended complaint alleges, among other things, that the merger consideration to be paid to the Company’s stockholders in the Triton merger is inadequate and unfair. The amended complaint further alleges that the Company’s directors violated their fiduciary duties to the Company’s stockholders by, among other things, failing to maximize stockholder value, by failing to complete a “meaningful market-check” of the Company’s value before entering into the merger agreement with Triton, and by agreeing to a merger agreement that contained a $40 million termination fee “designed to deter more competitive offers for the Company.” The amended complaint seeks, among other relief, certification of the alleged class, preliminary and permanent injunctive relief against consummation of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), an order directing the disclosure of all material information, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses. The Company believes this consolidated action is without merit and intends to defend it vigorously. On August 5, 2005, plaintiffs in these actions filed a motion for preliminary injunction seeking to enjoin the Triton merger, but withdrew the motion on August 10, 2005. The Company has answered the amended complaint by denying all allegations of wrongdoing and asserting various affirmative defenses, including the mootness of the action in light of the termination of the merger agreement with Triton.

Yellen v. Hake. On July 5, 2005, Barry Yellen filed a complaint against the Company, Chief Executive Officer Ralph Hake, and Chief Financial Officer George C. Moore, in the United States District Court for the Southern District of Iowa for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint, brought on behalf of a purported class of purchasers of the Company’s common stock between March 7, 2005, and April 21, 2005, alleges, among other things, that the defendants knowingly or recklessly made materially false statements in a press release and at an investor conference on March 7, 2005, regarding the Company’s expected earnings range in 2005, and that defendants made such statements seeking to inflate the price of the Company’s shares in conjunction with ongoing negotiations to sell the Company to Triton. The complaint seeks, among other relief, certification of the alleged class, unspecified compensatory damages, and an award of attorneys’ fees and expenses. Plaintiff has filed a motion seeking to be appointed the “lead plaintiff” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company believes this lawsuit is without merit and intends to defend it vigorously. The Company filed a motion to dismiss all claims in the amended complaint; that motion is pending.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) We held a Special Shareholder Meeting on December 22, 2005.

(b) The following matters were voted upon at the Special Shareholder Meeting:

1. To consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated August 22, 2005, by and among Whirlpool Corporation, Whirlpool Acquisition Company and Maytag, as it may be amended from time to time.

FOR	AGAINST	ABSTAIN
56,105,845	804,847	448,750

The proposal passed with 69.90% of the outstanding shares being voted “FOR” the proposal.

2. To authorize the proxies to vote on such other matters as may properly come before the meeting of stockholders or any adjournment or postponement of the special meeting of stockholders, including any procedural matters incident to the conduct of the special meeting, such as the approval of any proposal to adjourn the special meeting to a later date.

FOR	AGAINST	ABSTAIN
26,600,005	20,795,630	9,963,775

The proposal failed with 46.37% of the voted shares being voted “FOR” the proposal.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Office Held	First Became an Officer	Age
Ralph F. Hake	Chairman and Chief Executive Officer	2001	57
Steven J. Klyn	Vice President and Treasurer	2000	39
Arthur B. Learmonth	Acting President, Maytag Appliances	2004	59
Mark W. Krivoruchka	Senior Vice President, Human Resources	2002	51
George C. Moore	Executive Vice President and Chief Financial Officer	2003	50
Roy A. Rumbough, Jr.	Vice President and Corporate Controller	2002	50
Roger K. Scholten	Senior Vice President and General Counsel	2000	51

Each of our executive officers has served the Company in various executive or administrative positions for at least the last five years except for:

Name	Company / Position	Period
Ralph F. Hake	Fluor Corporation, an engineering, procurement, construction, maintenance and business services company Executive Vice President and Chief Financial Officer	1999-2001

	Whirlpool Corporation, a manufacturer of home appliances Various Positions ending as Senior Executive Vice President and Chief Financial Officer	1987-1999

Mark W. Krivoruchka	MK Strategic Resources, Inc., a consulting firm specializing in strategic business initiatives President	1997-2002

George C. Moore	Danaher Corporation, a manufacturer of Process/Environmental Controls and Tools and Components Various Positions ending as Group Vice President of Finance	1993-2003

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

	Sale Price of Common Stock				Dividends Per Share
	2005		2004
	High	Low	High	Low	2005	2004
First quarter	$21.15	$13.30	$31.57	$26.46	$0.18	$0.18
Second quarter	16.21	9.21	32.21	22.73	0.09	0.18
Third quarter	19.97	15.36	24.57	17.47	0.09	0.18
Fourth quarter	19.30	15.93	21.39	15.30	0.09	0.18

The principal U.S. market on which our common stock is traded is the New York Stock Exchange under the symbol MYG. As of January 31, 2006, we had approximately 21,500 shareowners of record.

There were no stock repurchases by us in 2005.

Item 6.	Selected Financial Data

	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)
	In thousands, except per share data
Net sales	$4,901,115	$4,721,538	$4,791,866	$4,666,031	$4,185,051
Gross profit	487,657	660,219	859,531	1,004,602	864,842
Percent of sales	9.9%	14.0%	17.9%	21.5%	20.7%
Operating income (loss)	$(37,101)	$40,348	$228,293	$359,495	$289,152
Percent of sales	-0.8%	0.9%	4.8%	7.7%	6.9%
Income (loss) from continuing operations	$(81,947)	$(9,345)	$114,378	$191,401	$162,367
Percent of sales	-1.7%	-0.2%	2.4%	4.1%	3.9%
Basic earnings (loss) per share-continuing operations	$(1.02)	$(0.12)	$1.46	$2.46	$2.12
Diluted earnings (loss) per share-continuing operations	(1.02)	(0.12)	1.45	2.44	2.07
Dividends paid per share	0.45	0.72	0.72	0.72	0.72
Basic weighted-average shares outstanding	79,949	79,078	78,537	77,735	76,419
Diluted weighted-average shares outstanding	79,949	79,078	78,746	78,504	78,565
Depreciation of property, plant and equipment	$165,332	$168,205	$164,680	$162,600	$148,370
Capital expenditures	93,406	94,420	199,300	229,764	145,569
Total assets	2,953,571	3,020,024	3,024,140	3,104,249	3,131,051
Total notes payable and long-term debt	971,645	978,611	970,826	1,112,638	1,213,898
Cash and cash equivalents	72,339	164,276	6,756	8,106	109,370

Note: The twelve months ended January 3, 2004 consisted of 53 weeks; all other years in this table consisted of 52 weeks.

(1)	Operating income includes restructuring and related charges of $52.8 million, a $13.8 million asset impairment charge and a $4.5 million goodwill impairment charge. The after-tax impact of the restructuring and related charges of $33.0 million, the asset impairment charge of $8.6 million and the goodwill impairment charge of $4.5 million are included in loss from continuing operations. Loss from continuing operations also includes merger-related expense of $17.8 million after-tax.
(2)	Operating income includes restructuring and related charges of $69.8 million, $9.6 million for a goodwill impairment charge, charges of $33.5 million for front-load washer litigation and a $9.7 million gain on the sale of property. The after-tax impact of the restructuring and related charges of $47.1 million, goodwill impairment charge of $9.6 million, front-load washer litigation charges of $22.6 million and the gain of $7.8 million on the sale of property are all included in loss from continuing operations. Loss from continuing operations also includes a $7.1 million after-tax charge for an adverse judgment on a pre-acquisition distributor lawsuit.
(3)	Operating income includes restructuring and related charges of $64.9 million and $11.2 million for an asset impairment charge. The after-tax charge associated with restructuring of $43.9 million and the after-tax asset impairment charge of $7.6 million are both included in income from continuing operations. Income from continuing operations also includes a $7.2 million after-tax charge for loss on investments.
(4)	An $8.3 million gain on the sale of a distribution center is included in gross profit and operating income. Operating income also includes a $67.1 million restructuring charge associated with the closing of Maytag’s refrigeration plant located in Galesburg, Illinois. The after-tax gain on the sale of the distribution center of $5.5 million and the after-tax restructuring charge associated with the refrigeration plant closing of $44.3 million are both included in income from continuing operations. Application of the nonamortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001 resulted in an increase in pre-tax operating income and after-tax income from continuing operations of approximately $10 million for the years after 2001.
(5)	Operating income includes $9.8 million in restructuring charges associated with a salaried workforce reduction. The after-tax restructuring charge of $6.2 million is included in income from continuing operations. Income from continuing operations also includes a $7.2 million pre- and after-tax charge for loss on investment and a one-time tax credit of $42 million. 2001 includes the net sales of Amana of $294.8 million from the date of its acquisition, August 1, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal competition is from other appliance manufacturers, including General Electric, Electrolux, Whirlpool, and Kenmore-branded products, as well as several competitors from Asia and Europe, such as LG, Bosch-Siemens, Samsung, Fisher & Paykel, and Haier. Product quality, price and functionality are the important areas of competitive differentiation. Maytag has positioned itself as a premium and mid-priced player in the industries in which it competes based on product quality and innovative features. In addition, our brands are among the most recognizable and respected names in these industries.

Pending Transaction

On August 22, 2005, Maytag entered into a definitive merger agreement with Whirlpool Corporation (“Whirlpool”), which provides that, upon completion of the merger of a subsidiary of Whirlpool into Maytag, each share of Maytag common stock outstanding will be converted into the right to receive (i) $10.50 in cash and (ii) between 0.1144 and 0.1398 of a share of Whirlpool common stock. The amount of Whirlpool common stock to be issued in exchange for each Maytag share will depend upon the volume-weighted average trading price of Whirlpool’s common stock during a 20 trading-day period ending shortly before the merger. Maytag stockholders will receive 0.1144 of a share of Whirlpool common stock if the average Whirlpool common stock price is greater than $91.7937 or 0.1398 if it is less than $75.1039; between the two prices, the exchange ratio will vary proportionately.

In anticipation of signing the Whirlpool merger agreement, Maytag terminated the prior merger agreement with Triton Acquisition Holding Company (“Triton”) and paid a $40 million termination fee to Triton. As part of the agreement with Whirlpool, Maytag was reimbursed for the $40 million termination fee. In the merger agreement, Whirlpool has agreed to provide Maytag with up to $15 million for retention of Maytag employees and has agreed to pay a “reverse break-up fee” of $120 million if the merger cannot be completed due to an inability to obtain regulatory approval as well as certain other conditions being met.

For additional and more detailed information on the transaction with Whirlpool, please refer to the proxy statement dated November 21, 2005 filed by Maytag with the SEC. The registration statement contains a document that constitutes both a prospectus of Whirlpool relating to the shares of Whirlpool common stock to be distributed in the merger and a proxy statement provided to Maytag stockholders in connection with the special meeting of stockholders of Maytag that was held on December 22, 2005. Maytag stockholders approved the proposed merger at the special meeting.

The transactions contemplated by the Whirlpool merger agreement are also subject to regulatory clearance from the U.S. Department of Justice. On December 1, 2005, Maytag and Whirlpool announced that both companies had certified substantial compliance with the Antitrust Division of the Department of Justice in response to its request for additional information and documentary materials regarding the proposed merger. Whirlpool and Maytag have agreed not to close the proposed merger before February 27, 2006, without the Antitrust Division’s concurrence, although the Antitrust Division may request additional time for review. Whirlpool and Maytag expect the transaction to close as early as the first quarter of 2006, following regulatory clearance.

Overview of 2005 Results

•	Consolidated net sales increased 3.8% in 2005 as compared to the prior year. Net sales increased 4.6% in Home Appliances and decreased 10.1% in Commercial Products. Increased sales of major appliances were partially offset by lower sales of floor care and vending equipment.

•	The consolidated operating loss in 2005 was $37.1 million compared to operating income of $40.3 million in the prior year. The primary reasons for the decline in operating income were:

•	Higher raw material and distribution costs,

•	Lower utilization of manufacturing capacity, primarily in laundry and floor care, and

•	Decline in sales and margins of floor care products and vending equipment.

•	Operating results in 2005 included restructuring and related charges of $52.8 million, an asset impairment charge of $13.8 million and a $4.5 million goodwill impairment charge. In 2004, operating results included restructuring and related charges of $69.8 million, a $33.5 million charge for front-load washer litigation, a $9.6 million goodwill impairment charge and a $9.7 million gain on the sale of a warehouse.

•	Net merger-related expenses in 2005 were $19.7 million. These expenses included a $40 million expense for the termination fee paid to Triton and the offsetting $40 million reimbursement that we received from Whirlpool.

•	The consolidated net loss in 2005 was $81.9 million or $1.02 per share compared to a net loss of $9.0 million or $0.11 per share in 2004.

•	Cash flow provided by continuing operations was $20.8 million in 2005 compared to $261.7 million in the prior year.

•	Total long term debt (including the current portion) decreased by $6.9 million from $978.6 million at the end of 2004 to $971.7 million at the end of 2005. Cash and short-term investments decreased by $92.0 million from $164.3 million at the end of 2004 to $72.3 million at the end of 2005.

Business Results

	2005	Percent of sales	2004	Percent of sales	2003	Percent of sales
	In millions (except per share data)
Net sales
Home Appliances	$4,664.9		$4,458.7		$4,498.7
Commercial Products	236.2		262.8		293.2

Total net sales	4,901.1		4,721.5		4,791.9

Gross profit	487.7	9.9%	660.2	14.0%	859.5	17.9%
Selling, general and administrative expenses	453.7	9.3%	507.0	10.7%	555.1	11.6%
Restructuring and related charges	52.8		69.8		64.9
Asset impairment	13.8		—		11.2
Goodwill impairment	4.5		9.6		—
Front-load washer litigation	—		33.5		—

Operating income (loss)
Home Appliances	(24.2)	-0.5%	47.4	1.1%	212.3	4.7%
Commercial Products	(12.9)	-5.5%	(7.1)	-2.7%	16.0	5.5%

Total operating income (loss)	(37.1)	-0.8%	40.3	0.9%	228.3	4.8%

Net income (loss)	$(81.9)	-1.7%	$(9.0)	-0.2%	$120.1	2.5%
Earnings (loss) per share	$(1.02)		$(0.11)		$1.53

Results of Operations—2005 compared to 2004

Net sales increased 3.8% in 2005 compared to the prior year. Net sales increased 4.6% in Home Appliances and decreased 10.1% in Commercial Products. In Home Appliances, increased sales of major appliances, both domestically and internationally, and revenue increases from our service operations were the primary reasons for the increase. Sales increased across all of the major appliance product categories which include laundry, refrigeration, dishwashers and cooking products. However, sales share of major appliances declined in 2005, primarily driven by a decline in the share of laundry that was partially offset by increased share of refrigeration. Unit sales of floor care products increased in 2005 compared to the prior year, but the impact of the increase in unit sales was more than offset by lower average selling prices and unfavorable product mix for these products. Market share for floor care products declined in 2005 compared to 2004. Commercial Products’ sales comparisons for 2005 versus the prior year were adversely impacted by lower sales of vending equipment and commercial cooking equipment.

Gross profit declined to 9.9% of consolidated net sales in 2005 from 14.0% of consolidated net sales in the prior year. The gross profit in 2004 included a $9.7 million gain from the sale of a warehouse. The decline in gross profit in 2005 was due to higher raw material and distribution costs, lower production volumes that adversely impacted factory overhead absorption, and lower average selling prices for floor care products. Higher distribution costs in 2005 were primarily driven by increases in fuel prices and an increase in inventory levels in 2005 versus the prior year. Lower production volumes resulted primarily from a greater reliance on increased purchases of sourced product in 2005 versus 2004.

Selling, general and administrative expenses in 2005 declined to 9.3% of consolidated net sales compared to 10.7% of consolidated net sales in the prior year. The reduction in these expenses, both as a percentage of sales and in absolute terms, was primarily due to lower advertising expenses and cost reduction initiatives taken in 2004, including a significant reduction in the salaried workforce. These favorable items were offset by an unfavorable comparison of bad debt expense in 2005 versus 2004 due to a reversal of a reserve for a specific company in the prior year as well as an increase in past due amounts in the current year.

Pension and postretirement medical expenses in 2005 were $121.4 million compared to $114.3 million in the prior year. Reduced expense from plan changes for certain retired employees were more than offset by increased expense due to changes in actuarial assumptions with respect to the discount rate and future medical cost trends. In addition, the amortization of unrecognized actuarial losses increased in 2005 for both pension and postretirement medical expenses. At the end of 2005, we had $895.6 million and $436.0 million of unrecognized actuarial losses for the pension and postretirement medical benefit plans, respectively. The amortization of these actuarial losses is anticipated to continue to adversely impact pension and postretirement medical costs in the future. In 2005, we standardized many of the medical plans provided to retired employees. The new standardized plans with reduced benefits and higher retiree contributions had a favorable impact of approximately $21 million on retiree medical expense in 2005. The amendments to the retiree medical plan resulted in a $138 million reduction in our accumulated benefit obligation, which will be amortized and recognized as a reduction of postretirement medical expense in the future. The amortization of the amount related to this amendment is anticipated to partially offset the unfavorable impact of the amortization of unrecognized actuarial losses in the future.

In the fourth quarter of 2005, we recorded a non-cash asset impairment charge of $13.8 million involving the fixed assets utilized in the manufacturing of a laundry product. Projected lower sales of this product in 2006 and beyond provided an indication of possible impairment. Further analysis indicated that our future undiscounted cash flows from sales of this product would not be sufficient to recover the carrying costs of the fixed assets associated with this product, and the assets were written down based on a valuation method utilizing a probability weighted present value technique that considered alternative future courses of action.

Total restructuring and related charges of $52.8 million were recorded in 2005 primarily relating to the January 2006 closing of the Florence, South Carolina, laundry plant, the plan announced in the second quarter of 2004 to consolidate the Hoover floor care, Maytag appliances, and corporate headquarters organizations, and residual charges for the closing of the Galesburg, Illinois, refrigeration plant. Our operating results in 2005 also included a $4.5 million goodwill impairment charge involving our commercial cooking business. In 2004, we recorded restructuring and related charges of $69.8 million for the headquarters consolidation and the closing of the Galesburg, Illinois, refrigeration plant. In 2004, operating losses also included a $33.5 million charge for front-load washer litigation and a $9.6 million goodwill impairment charge.

Due to underutilized manufacturing capacity and declining sales of the laundry product produced at the facility, we announced the closing of the Florence, South Carolina, laundry plant in the fourth quarter of 2005. In January 2006, we ceased production activities at this plant. Total restructuring costs associated with the plant closing are anticipated to be in the range of $40 to $50 million, with $37.8 million of this amount recorded in 2005. These restructuring charges include asset impairment charges, fulfillment of purchase obligations, and severance benefits. We currently expect cash payments related to severance and fulfilling purchase commitments of approximately $16 million in connection with the shutdown, primarily to be paid in 2006. Approximately $0.5 million of this amount was paid in 2005. The total cash payments of $16 million are expected to be partially offset by proceeds from the sale of the facility.

For the reasons outlined above, the consolidated operating loss was $37.1 million in 2005 as compared to operating income of $40.3 million in 2004.

Looking forward, we expect our raw material costs to continue to increase in 2006. The costs of selected sourced products and distribution costs are also expected to be higher than in 2005. In addition, sales may be negatively impacted by competitive actions by large national retailers as brands and products get repositioned on retail sales floors. To partially recover cost increases on lower margin products, we are selectively increasing net prices which may impact volume unfavorably. As we continue to address the issue of our underutilized manufacturing capacity, we may record significant cash and non-cash charges, such as asset impairments and accelerated depreciation at our affected operations, severance related to employees whose jobs would be eliminated and curtailment of pension and post-retirement benefit plans.

Interest expense in 2005 was $65.8 million compared to $56.3 million in the prior year. The increase was due to higher interest rates partially offset by slightly lower average borrowing levels.

In 2004, we recorded a $10.5 million charge as a result of an adverse judgment involving the termination of an Amana commercial distributorship prior to Maytag’s acquisition of the Amana business.

Net merger-related expenses for 2005 were $19.7 million, primarily legal and investment banking services. These expenses included a $40 million expense for the termination fee paid to Triton and the offsetting $40 million reimbursement that we received from Whirlpool. We expect to continue to incur merger-related costs in 2006; however, we are unable to estimate the amount at this time.

Other-net income was $2.3 million in 2005 compared to income of $5.1 million in the prior year. Gains on sales of investments in 2004 and higher debt fees associated with our new credit agreement in 2005 were the primary reason for the adverse comparison. These items were offset by a favorable comparison of foreign currency exchange gains in 2005 versus 2004.

We recorded a tax benefit of $38.3 million in 2005 on loss before income taxes of $120.3 million as compared to a tax benefit of $12.0 million on loss before income taxes of $21.3 million in 2004. Our combined federal and state statutory income tax rate is 38.0%, and the 31.9% effective tax rate benefit recognized in 2005 reflects the fact that no tax benefit was recognized on $14.7 million of merger-related costs or on the $4.5 million goodwill impairment charge. In addition, we recorded additional tax expense in 2005 related to income tax audits. The items above were partially offset by the favorable impact of income tax credits, the nontaxable status of the federal reimbursement for retiree drug costs, and the U.S. income tax exclusion for certain export sales.

The Energy Act of 2005 was signed into law on August 8, 2005 and contains a tax credit for manufacturers of high efficiency clothes washers, dishwashers and refrigerators produced in the U.S. The tax credit is effective for 2006 and 2007 and based on incremental production volume of high efficiency appliances over a three year rolling average baseline. Maytag expects the tax benefits earned in 2006 and 2007 to be approximately $30 to $40 million, subject to various assumptions, including final Department of Energy regulations concerning qualified appliances, our actual production levels and our ability to generate taxable income in the future.

For the reasons outlined above, we recorded a net loss in 2005 of $81.9 million or $1.02 per share compared to a net loss of $9.0 million or $0.11 per share in the prior year.

Home Appliances

In Home Appliances, we had an operating loss of $24.2 million in 2005 compared to operating income of $47.5 million in the prior year. The operating loss in 2005 included $52.4 million in restructuring and related charges and a $13.8 million asset impairment charge. The operating income in 2004 included $69.3 million in restructuring and related charges, a $33.5 million charge for front-load washer litigation, and a $9.7 million gain on the sale of a warehouse. In addition, we were unable to recover higher material and distribution costs with price increases in 2005 due to increased competition, especially in the laundry and floor care product lines. Consumer demand continues to shift from top-load washers to front-load washers, and competition in washers has increased with the introduction of new front-load washers by foreign manufacturers. Furthermore, lower than expected sales of two of our new laundry products introduced in 2004 led to asset impairment and restructuring charges in 2005.

The results in Home Appliances were also adversely impacted by competitive pressures in the floor care product line that resulted in lower revenue in 2005 despite an increase in unit sales. This was the third year of significant declines in revenue and gross profit for our floor care product line. In the fourth quarter of 2005, we had a significant reduction in unit sales, especially for our low priced products, compared to the third quarter of 2005 and compared to the fourth quarter of the prior year. As in the case of the prior year, the profitability of the floor care product line continued to be adversely impacted by lower average selling prices, unfavorable product mix, and higher material costs. In addition, increased reliance on sourced product from Asia in 2005 resulted in excess manufacturing capacity, further eroding profitability. Based on the continued deterioration of financial results, we are evaluating various alternative actions for floor care including a possible reduction in manufacturing capacity and/or other strategic alternatives including the possible sale of our floor care product line.

Commercial Products

In Commercial Products, we had an operating loss of $12.9 million in 2005 compared to an operating loss of $7.1 million in the prior year. We recorded a $4.5 million goodwill impairment charge in 2005 compared to $9.6 million in the prior year. These charges resulted from recurring operating losses and lower forecasts of future operating cash flows for commercial cooking equipment. At the end of 2005, we no longer had any goodwill associated with the commercial cooking business on our Consolidated Balance Sheet. In 2005, the operating results of Commercial Products have also been adversely impacted by lower sales of vending equipment, unfavorable product mix, and higher material costs. We are evaluating alternative strategies for our commercial businesses, including their possible sale.

Results of Operations—2004 compared to 2003

Consolidated net sales in 2004 decreased by $70.3 million or 1.5% compared to the prior year. In Home Appliances, a significant reduction in floor care sales and sales share was the primary contributor to an overall decline of 0.9%. Sales of major appliances increased slightly in 2004 compared to the prior year but sales share declined in all categories. Commercial Products sales declined by 10.4% as a result of weakness in the vending equipment industry.

Gross profit declined to 14.0% of consolidated net sales in 2004 from 17.9% in 2003 due to increased costs, primarily steel and energy related items, lower average selling prices in floor care, and higher distribution costs. Gross profit in 2004 included a $9.7 million gain from the sale of a warehouse.

Selling, general and administrative expenses in 2004 declined to 10.7% of consolidated net sales compared to 11.6% of consolidated net sales in the prior year. The reduction in these expenses, both as a percentage of sales and in absolute terms, is the result of cost reduction initiatives including reductions in the salaried workforce, reductions in national advertising related to new product introductions in the prior year, lower bad debt expense, and lower incentive compensation expense. Lower bad debt expense primarily resulted from the reversal of a reserve for a large national customer whose financial performance improved in 2004. Lower incentive compensation expense was due to operating income that was lower than the targets established as the basis for incentive pay.

Consolidated operating income declined to $40.3 million or 0.9% of consolidated net sales in 2004 from $228.3 million or 4.8% of consolidated net sales in 2003. Operating income in Home Appliances declined to $47.4 million or 1.1% of net sales in 2004 from $212.3 million or 4.7% of net sales in 2003. As a result of the goodwill impairment charge and lower sales, we had operating losses of $7.1 million in Commercial Products in 2004 compared to operating income of $16.0 million in the prior year. In addition to the lower gross profit margins that more than offset lower selling, general and administrative expenses, operating income also included the following items:

•	Restructuring and related charges of $34.9 million were recorded in connection with the plan announced in the second quarter of 2004 to consolidate the Hoover floor care, Maytag Appliances, and corporate headquarters organizations. In 2003, we recorded a charge for restructuring of $16.5 million related to a salaried workforce reduction.

•	Restructuring and related charges of $36.5 million were recorded in 2004 in connection with closing the Galesburg, Illinois, refrigeration plant, as compared to $48.4 million of charges in 2003. Charges of $152.0 million were recorded as of the end of 2004, of which $25 million were cash expenditures.

•	Pretax charges of $33.5 million were recorded in Home Appliances in 2004 in connection with product-related litigation, primarily involving early generation front-load washers.

•	A $9.6 million charge was recorded in 2004 for goodwill impairment related to the commercial cooking equipment business in Commercial Products based on operating losses and lower forecasts for future operating cash flows. In 2003, we recorded an $11.2 million charge for asset impairment related to floor care operations.

•	Restructuring charges in Home Appliances in 2004 also included a $1.6 million gain on the sale of a former cooking appliance facility.

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

A $12.1 million judgment (comprised of $2.1 million compensatory and $10 million punitive damages) was entered in 2003 against Amana Company, LP, the entity from which Maytag purchased the Amana business in 2001. The case involved the termination of a commercial distributorship prior to Maytag’s acquisition of the Amana business. In May 2004, the 8th Circuit Court of Appeals upheld the earlier judgment. As a result, we recorded a charge of $10.5 million in 2004, increasing the reserve to cover this matter to $12.8 million.

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

Liquidity and Capital Resources

	2005	2004	2003
	In millions
Net cash provided by continuing operations	$20.8	$261.7	$354.4
Net cash used in investing activities	(77.6)	(59.7)	(171.2)
Net cash used in financing activities	(35.1)	(44.7)	(184.7)

Net cash used in or provided by continuing operating activities: Cash flow provided by continuing operations declined to $20.8 million in 2005 from $261.7 million in 2004. The reduction in cash provided by operations compared to the prior year is primarily due to a larger net loss, a larger increase in working capital in 2005 as well as cash payments for restructuring and litigation related charges recorded in the prior year but paid in the current year. The primary reason for the larger increase in working capital in 2005 was a $118 million increase in inventory at the end of 2005 versus the end of 2004. This increase in inventory was primarily due to in-transit inventory of sourced product and lower sales than we anticipated. The reduction in cash provided by continuing operations did not result in increased borrowings due to the availability of the $164.3 million of cash on hand at the end of 2004, which was reduced to $72.3 million at the end of 2005.

The comparison of cash flow provided by continuing operations to the prior year is also impacted by lower pension contributions in the current year, $52.7 million in 2005 as compared to $94.3 million in the prior year. In 2006, although we have no minimum contribution requirements, we plan to make approximately $50 million in voluntary contributions to the pension plan and we could have significant required contributions after 2006 under current regulatory requirements due to our underfunded position. Potential pension reform proposals pending in the U.S. Congress, if they become law, could result in the requirement for higher contributions to our pension plan in the future.

Net cash used in investing activities: Capital expenditures in 2005 were $93.4 million compared to $94.4 million in the prior year. These capital expenditures represent investments for new product designs, cost reduction programs, replacement of equipment, and government mandated product requirements. For 2006, we expect capital expenditures to be approximately $100 million. In 2005, we received $15.8 million from the sale of various properties. In 2004, net cash used in investing activities was also impacted by the net cash proceeds of $23.5 million from the sale of property and $11.2 million from the sale of our interest in a joint venture in China.

Net cash used in or provided by financing activities: Our primary source of cash to fund working capital, capital expenditures, pension contributions and dividends is cash generated from operations. Requirements in excess of cash generated internally are typically funded by debt. We expect to continue to generate sufficient internal cash flows to fund working capital requirements, investing activities and pension contributions. Our short-term liquidity requirements, including seasonal working capital increases, are further supported by cash and cash equivalents of $72.3 million at the end of 2005 and a $600 million, senior secured revolving credit agreement that expires in November 2010. This revolving credit facility is secured by accounts receivable and inventory of certain Maytag subsidiaries. We also have the ability to increase the facility size by $150 million to $750 million. The credit facility includes various covenants, including covenants that impose restrictions on our ability to incur indebtedness for borrowed money in addition to borrowings under the credit facility, restrictions on our ability to pay dividends or repurchase our common stock, restrictions on investments that we may make, and restrictions on our ability to sell our assets. In addition, if average availability under the credit facility is less than $60 million, we must comply with a covenant to maintain a fixed charge coverage ratio of 1.1 to 1. As of December 31, 2005, there was no outstanding balance under the credit agreement and we were in compliance with the covenants in 2005. A portion of the agreement not in excess of $150 million is available for the issuance of letters of credit. As of December 31, 2005, there were $74.5 million of outstanding standby letters of credit issued under the facility.

Long-term liquidity is also supported by debt issuance in the capital markets. We have aggregate cash maturities of $410.6 million of our long term debt maturing in 2006, with $185.0 million, $0.6 million, $25.0 million and $200.0 million maturing in the first, second, third, and fourth quarters of 2006, respectively. We expect to satisfy these obligations through various sources, including cash and cash equivalents, the revolving credit facility, or the issuance of long-term debt.

Total long-term debt (including current portion) decreased from $978.6 million at the end of 2004 to $971.7 million at the end of 2005. Cash and cash equivalents decreased from $164.3 million at the end of 2004 to $72.3 million at the end of 2005.

Dividend payments on common stock were $35.9 million in 2005 as compared to $56.9 million in the prior year. The lower dividend payments were due to a reduction in our dividend per share from 18 cents per share to 9 cents per share commencing with the dividend payment paid in the second quarter of 2005.

Shareholders’ equity:

We had a shareowners’ deficit of $187.3 million at the end of 2005 as compared to a deficit of $75.0 million at the end of 2004. In total, shareowners’ equity has been reduced by $521.7 million as a result of minimum pension liability adjustments that were recorded in each of the last five fiscal years. In addition, shareowners’ equity has been adversely impacted by a share repurchase program that increased the cost of treasury stock held from $219 thousand at December 31, 1994, to $1.5 billion at December 31, 2000. The shareowners’ deficit is not expected to pose a risk to liquidity as cash flows are anticipated to be sufficient and there are no covenants in any of our debt instruments that include equity or debt-to-equity ratios.

Future Obligations and Commitments

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period. The majority of the purchase obligations represent commitments for projected production needs to be utilized in the normal course of business operations. For additional disclosures regarding long-term commitments, see “Commitments and Contingencies” section in the Notes to Consolidated Financial Statements included in the 2005 Form 10-K.

		Payments Due by Year
in thousands	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$974,834	$410,604	$8,000	$—	$—	$6,230	$550,000
Interest payments	690,309	65,208	37,564	36,700	36,700	36,434	477,703
Future minimum lease payments for operating leases	114,815	32,972	24,285	16,070	11,635	7,403	22,450
Commitments for capital expenditures	29,991	29,991	—	—	—	—	—
Long-term commitments	44,381	19,961	8,140	8,140	8,140	—	—
Purchase obligations	117,787	111,980	5,807	—	—	—	—

Future obligations and commitments	$1,972,117	$670,716	$83,796	$60,910	$56,475	$50,067	$1,050,153

Contingencies

We have contingent liabilities that arise in the normal course of business, including pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. We do not believe that any currently pending or threatened litigation will have a material adverse effect on our financial position. Litigation and arbitration, however, involves uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.

We are appealing several proposed adjustments that resulted from the examination by the Internal Revenue Service of our federal income tax returns for 2000 and 2001. The FASB has issued a proposed interpretation of FASB Statement No. 109 (Accounting for Uncertain Tax Positions). We are reviewing this proposed interpretation to determine whether there would be any impact to our consolidated financial position or results of operations if the proposed exposure draft is adopted by the FASB.

Pretax charges of $33.5 million were recorded at Home Appliances in 2004 in connection with product-related litigation, primarily involving early generation front-load washers. The charges included estimated costs to settle the litigation in the United States and Canada. The claim period in the U.S. has ended; however, the claim period in the Canadian settlement remains open through August 2006. The U.S. settlement included a fixed $8.25 million for attorneys’ fees as well as contingent amounts based on an estimate of administrative fees and anticipated repair and reimbursements expenses. Our remaining accrual balance reflects the most current estimate of our costs to settle claims received to date, in both the United States and Canada, as well as those anticipated through the remaining claim period. The estimate remains subject to fluctuation based on take-up rates related to purchase certificates issued to a number of claimants. The charge is disclosed as a separate line item in the Consolidated Statements of Operations in 2004 and the accrual is reflected in Accrued Liabilities on the Consolidated Balance Sheets.

In the third quarter of 2005, we announced, in conjunction with the U.S. Consumer Products Safety Commission, a voluntary recall of approximately 5,000 front-load washing machines sold from April through May 2005. In the second quarter of 2005, we had established a reserve for the estimated expenses associated with this matter. The supplier of the product has agreed to reimburse us for the majority of our expenses to date arising from the recall.

We continue to investigate whether an issue disclosed to us by Whirlpool concerning a common supplier may affect quality or product safety of certain refrigeration products manufactured by us prior to 2003. No definitive information has been received on whether the issue exists in Maytag-built product, nor can a projected cost of correcting the issue if it does exist, be reasonably estimated at this time.

We are involved in a dispute with respect to the joint development of a cooking product in which both parties have made claims against each other, including, among other claims, breach of contract. The matter was heard by an arbitration panel in 2005 and we are awaiting the panel’s decision.

We are involved in a dispute involving the termination of a distribution relationship in Canada, in which the terminated distributor has made a claim for damages. Although we have provided a reserve for this matter, the outcome is uncertain.

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

As of December 31, 2005, approximately $76.7 million of undrawn stand-by letters of credit were outstanding. These letters of credit are primarily utilized to back workers compensation claims, payables to international suppliers and extended service contracts if we were to fail to fund these obligations. As of December 31, 2005, approximately $74.5 million of these stand-by letters of credit reduced the availability under our $600 million credit facility.

Market Risks

Our business is exposed to foreign currency exchange risk related to transactions, assets, and liabilities denominated in foreign currencies. Foreign currency forward and option contracts are entered into to manage certain foreign currency exchange exposures. We hedge a portion of our anticipated foreign currency denominated export sales transactions, which are predominately in Canadian dollars. At December 31, 2005, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies in which our sales are denominated would result in a decrease in net income of approximately $18 million for the year ending December 30, 2006. This sensitivity analysis of the effects of foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.

We are exposed to commodity price risk related to our purchase of selected commodities used in the manufacturing of our products. A uniform 10% increase in the price of future purchases of commodities would have a material impact on operational results. Our largest exposure is for steel prices, which increased significantly in 2004 and adversely impacted 2005 operating results.

Interest rate risk for debt securities also poses a risk to our Company. We utilize interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The swaps involve the exchange of fixed and variable rate payments without exchanging the notional principal amount. At December 31, 2005, an increase in interest rates of 1% would result in a decrease in net income of approximately $2.2 million for the year ending December 30, 2006.

Our market risks related to foreign currency exchange, commodity prices and interest rates were similar in 2005 and 2004, and there were no significant changes in the manner in which we managed those risks.

Critical Accounting Policies

The following accounting policies and practices are those that management believes are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts: On a periodic basis, we evaluate accounts receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on our history of write-offs and collections. Where we are aware of a customer’s inability to meet its financial obligations, we specifically reserve for the potential bad debt to reduce the receivable to the amount we reasonably believe will be collected. In addition, reserves are established based on an aging of accounts receivables and applying percentages based on historical experience to age categories. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of the recoverability of amounts due could be revised by a material amount.

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

To account for our defined benefit plans in accordance with FASB Statement No. 87, three principal assumptions are required. First, the discount rate must be determined that will be used to compute the present value of the accumulated benefit obligation and projected benefit obligation for the end of the current year and to determine net periodic pension cost for the subsequent year. The rates of return on high-quality fixed-income investments are utilized to determine the appropriate discount rate. At December 31, 2005, the rate utilized to determine the accumulated benefit obligation and projected benefit obligation was 5.5% compared to 6.0% and 6.5% used for fiscal 2004 and 2003, respectively. This change in assumptions will result in an increase in pension cost in 2006.

Second, the rates of increase in future compensation levels must be determined for the calculation of the projected benefit obligation for the end of the current year and to calculate net periodic pension cost for the subsequent year. At the end of the 2005, 2004 and 2003 fiscal years, this rate for salaried employees was 4.0%. The rate for non-union hourly employees was 3.0% at the end of the 2005, 2004, and 2003 fiscal years.

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

The third assumption that must be made to calculate pension cost is the expected rate of return on plan assets. In order to reduce volatility in the calculation of pension cost, FASB Statement No. 87 requires the utilization of an expected rate of return on plan assets. The difference between the actual return on plan assets and the expected return is included with other unrecognized actuarial gains and losses. The expected rate of return is based on the asset allocation within the plan assets as well as the historical and future expected returns for each of the asset classes within the portfolio. The future expected returns on the asset classes are based on current market factors such as interest rates and expected market returns. We calculate the asset return component of net periodic pension cost on a market-related valuation of assets that smoothes actual returns and reduces year-to-year net periodic pension cost volatility. As of December 31, 2005, there were cumulative asset losses of approximately $84.9 million, which remain to be recognized in the calculation of the market-related value of assets. The assumption for the expected rate of return was 8.75% for 2005, 2004, and 2003.

Our approach to investment returns utilizes a mix of equity and debt securities to maximize the long-term return of plan assets within a prudent level of risk. The investment portfolio contains a diversified blend of equity and debt securities, and equity investments are diversified across domestic and international stocks as well as large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The target allocation of equity securities is 68% of the plan assets. The target allocation of debt securities is 32% of the plan assets. The target allocations remained consistent for the 2005, 2004 and 2003 measurement dates. A change in these target allocations is anticipated for 2006 that will result in a reduction in the expected rate of return to 8.5% for the calculation of net periodic pension cost in 2006.

At the end of 2005, our accrued pension cost was $526.9 million, an increase from $496.5 million at the end of 2004. A minimum liability adjustment was recorded at the end of 2005 due to a higher accumulated benefit obligation that was partially offset by a higher value of plan assets. The accumulated benefit obligation increased due to interest costs and actuarial losses. The actuarial losses were primarily the result of a revision to the discount rate assumption. The fair value of plan assets increased by $40.0 million as gains on plan assets and employer contributions exceeded benefit payments.

Net periodic pension cost increased to $71.9 million in 2005 from $63.0 million in 2004, primarily due to an increase in the amortization of unrecognized actuarial losses. At the end of 2005, we had $895.6 million in unrecognized actuarial losses. The amortization of these unrecognized losses is expected to have an adverse impact on our pension cost in the future. Lowering the expected rate of return on plan assets by 0.25% would have increased net periodic pension cost for 2005 by approximately $3.3 million. Lowering the discount rate by 0.25% would have increased net periodic pension cost for 2005 by approximately $3.0 million. Increasing the rate of increase in compensation levels by 0.25%

would have increased net periodic pension cost for 2005 by approximately $1.0 million.

Pension contributions decreased to $52.7 million in 2005 from $94.3 million in 2004. We have no minimum funding requirements in 2006, based on ERISA requirements. However, we intend to contribute approximately $50 million in 2006 and we could have significant required contributions after 2006 under current regulatory requirements due to our unfunded position. Potential pension reform proposals pending in the U.S. Congress, if they become law, could result in the requirement for higher contributions to our pension plan in 2006.

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

To account for postretirement benefits in accordance with FASB Statement No. 106, two main assumptions are required. First, the discount rate must be determined to compute the present value of the accumulated postretirement benefit obligation as of the end of the current year and the net periodic postretirement cost for the subsequent year. The rates of return on high-quality fixed-income investments are utilized to determine the discount rate. At the end of 2005, our assumption for the discount rate was 5.5% compared to 6.0% and 6.5% used for 2004 and 2003, respectively.

Second, an assumption must be made for the expected health care cost trend rate for the calculation of the accumulated postretirement benefit obligation as of the end of the current year and net periodic postretirement cost for the subsequent year. At the end of 2005, the assumption for the initial health care cost trend rate is 9%. The assumption for the expected health care cost trend rate decreases gradually to 5% in 2010 and thereafter. Postretirement medical costs will increase in 2006 with respect to the changes in assumptions for the discount rate.

At the end of 2005, the postretirement benefit liability was $522.4 million, a decrease from $532.0 million at the end of 2004. In 2005, the net periodic postretirement cost was $49.5 million, a decrease from $51.3 million in 2004.

Increasing the expected health care cost trend rate 1% for 2005 would have increased net periodic postretirement cost by approximately $6.6 million. Lowering the discount rate by 0.25% would have increased net periodic postretirement cost for 2005 by approximately $1.2 million.

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

Our tax returns are subject to audit by various domestic and foreign tax authorities in the normal course of operations. During the course of these audits, the authorities may question the positions taken in the return, including the timing and amount of deductions and the allocation of income between various tax jurisdictions, which can affect the amount of taxes ultimately due. In evaluating the exposure associated with our various filing positions, we record reserves for probable exposures. To the extent that we prevail in matters where accruals have been established or are required to pay amounts in excess of the accrual, the effective tax rate and results of operation in a given financial period may be impacted.

Accounting for Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets” whereby goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests.

The statement requires a two-step process for impairment testing. The first step, used to identify potential impairment only, compares the fair value of each reporting unit that has goodwill with its net carrying amount on the financial statements. Fair value is determined as the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices are the best evidence of fair value and are used as the basis for the measurement where available. Where these are not available, fair value of the reporting unit can be estimated based on the present value of estimated future cash flows of the reporting unit. These cash flow estimates must be based on reasonable and supportable assumptions, and consider all available evidence. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; thus the second step of the process is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. If the carrying value of goodwill on the financial statements exceeds the implied fair value of goodwill, the difference must be recognized as an impairment loss. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.

At the end of the second quarter of 2004, we had indications of goodwill impairment in our commercial cooking business which had significant and unanticipated operating losses during the first half of the year. Based on the indication of impairment, we performed goodwill impairment testing earlier than our policy for performing annual tests in the fourth quarter. As a result of the testing, we recorded a goodwill impairment charge of $9.6 million, reducing the goodwill in the commercial cooking business from $14.1 million to $4.5 million. In the fourth quarter of 2005, as a result of our annual test for goodwill impairment, we eliminated the remaining balance of goodwill for the commercial cooking business recorded on our Consolidated Balance Sheet and recorded a goodwill impairment charge of $4.5 million in Commercial Products due to operating losses and reduced forecasts of future cash flows for this business.

During the fourth quarters of 2005 and 2004, step one of the impairment test of goodwill was performed and it was determined that the fair value of our reporting units that have goodwill exceeded the carrying value of the net assets specifically related to all reporting units except for the commercial cooking equipment business. Goodwill included in Home Appliances totaled $253.9 million at the end of 2005, most of which related to the floor care product line. Goodwill included in Commercial Products has been reduced to $1.0 million at the end of 2005 as compared to $5.5 million at the end of 2004. The remaining goodwill is related to vending equipment. Expected future cash flows for the reporting units tested were based on prospective assumptions and include business initiatives that are not currently reflected in the historical results. Maytag currently has no intangible assets with indefinite lives other than goodwill.

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

Asset Impairment: In accordance with FASB Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” we utilize a three-step approach for recording the impairment of long lived assets. First, we have established procedures to identify indicators of impairment for individual long-lived assets or groups of long-lived assets that are associated with specific product lines or lines of business. Second, we test for the recoverability of the value of the assets if indicators of impairment are present. In testing for recoverability, a projection of future cash flows related to the assets is developed. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, then the likelihood of those possible outcomes is considered in the projection of future cash flows. If appropriate, a probability-weighted approach is used to consider the likelihood of those possible outcomes. If the total future undiscounted cash flows exceed the carrying value of the long-lived assets, the assets are deemed recoverable and no impairment is recorded. If the future undiscounted cash flows do not exceed the carrying amount recorded for these assets, a fair value of the assets in question is developed in order to calculate the amount of the impairment. For fair values, we first attempt to determine the amount at which the assets would be bought or sold in a current transaction between unrelated parties. If that value is not available, then the discounted present value of the future cash flows related to these assets is used to determine the fair value of these assets. In the third step, the fair value of the asset is compared to the carrying value and any difference between the fair value and the carrying amount is recorded as an asset impairment charge. We continue to monitor our operations and business results for indicators of impairment on a quarterly basis and future charges for asset impairment are possible. Factors that could affect the calculation of asset impairment include the projected amount and estimated number of years of cash flows associated with potentially impaired assets.

Accounting Pronouncements

In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment,” which replaces Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method. After a phase-in period for Statement No. 123R, pro forma disclosure will no longer be allowed. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R.

Our effective date for implementation of SFAS 123R is January 1, 2006. Alternative phase-in methods are allowed under Statement No. 123R, and we expect that we will use the modified-prospective phase-in method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. We do not believe that any of the alternative phase-in methods would have a materially different effect on the Company’s Consolidated Statement of Operations or Balance Sheet.

Forward Looking Statements and Business Risks

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains statements that are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expect(s),” “intend(s),” “may impact,” “plan(s),” “should,” “believe(s),” “anticipate(s),” “on track,” or similar terms. We or our representatives may also make similar forward-looking statements from time to time orally or in writing. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1a, “Risk Factors,” of this Form 10-K.

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

See discussion of quantitative and qualitative disclosures about market risk in “Market Risks” section of Part I, Item 7

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2005. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the “COSO Report”, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Ernst & Young LLP, the Company’s independent registered public accounting firm, have issued an attestation report on the Company’s Management’s Assessment of the Effectiveness of the Company’s Internal Control over Financial Reporting as of December 31, 2005. This attestation report is included at page 33 of this Form 10-K.

Maytag Corporation

February 8, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareowners of Maytag Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Maytag Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maytag Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Maytag Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Maytag Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maytag Corporation as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareowners’ equity (deficit), comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended December 31, 2005 of Maytag Corporation and our report dated February 8, 2006 expressed an unqualified opinion thereon.

Chicago, Illinois

February 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners’ of Maytag Corporation

We have audited the accompanying consolidated balance sheets of Maytag Corporation as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareowners’ equity (deficit), comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maytag Corporation at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maytag Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2006 expressed an unqualified opinion thereon.

Chicago, Illinois

February 8, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands, except per share data
Net sales	$4,901,115	$4,721,538	$4,791,866
Cost of sales	4,413,458	4,061,319	3,932,335

Gross profit	487,657	660,219	859,531
Selling, general and administrative expenses	453,654	507,013	555,092
Restructuring and related charges	52,779	69,758	64,929
Asset impairment	13,800	—	11,217
Goodwill impairment—Commercial Products	4,525	9,600	—
Front-load washer litigation	—	33,500	—

Operating income (loss)	(37,101)	40,348	228,293
Interest expense	(65,811)	(56,274)	(52,763)
Loss on investments	—	—	(7,185)
Adverse judgment on pre-acquisition distributor lawsuit	—	(10,505)	—
Merger-related expense, net (includes $40 million Triton termination fee and $40 million reimbursement by Whirlpool)	(19,695)	—	—
Other income	2,346	5,113	4,415

Income (loss) from continuing operations before income taxes	(120,261)	(21,318)	172,760
Income tax expense (benefit)	(38,314)	(11,973)	58,382

Income (loss) from continuing operations	(81,947)	(9,345)	114,378

Discontinued operations, net of tax:
Income (loss) from discontinued operations	—	—	(659)
Provision for impairment of China joint venture	—	339	(3,313)
Gain on sale of Blodgett	—	—	9,727

Gain from discontinued operations	—	339	5,755

Net income (loss)	$(81,947)	$(9,006)	$120,133

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(1.02)	$(0.12)	$1.46
Discontinued operations	—	—	0.07
Net income (loss)	$(1.02)	$(0.11)	$1.53
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1.02)	$(0.12)	$1.45
Discontinued operations	—	—	0.07
Net income (loss)	$(1.02)	$(0.11)	$1.53

Cash dividends paid per share	$0.45	$0.72	$0.72

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31 2005	January 1 2005
	In thousands, except share data
ASSETS
Current assets
Cash and cash equivalents	$72,339	$164,276
Accounts receivable, less allowance for doubtful accounts (2005—$15,645; 2004—$9,678)	672,734	629,901
Inventories	633,657	515,321
Deferred income taxes	73,031	55,862
Prepaids and other current assets	44,775	80,137

Total current assets	1,496,536	1,445,497

Noncurrent assets
Deferred income taxes	290,913	253,428
Prepaid pension cost	1,226	1,492
Intangible pension asset	38,165	49,051
Goodwill	254,888	259,413
Other intangibles, less allowance for amortization (2005—$8,471; 2004—$6,256)	33,673	36,016
Other noncurrent assets	40,268	53,965

Total noncurrent assets	659,133	653,365

Property, plant and equipment
Land	15,978	15,489
Buildings and improvements	342,984	343,321
Machinery and equipment	1,816,768	1,866,485
Construction in progress	37,468	19,874

	2,213,198	2,245,169
Less accumulated depreciation	1,415,296	1,324,007

Total property, plant and equipment	797,902	921,162

Total assets	$2,953,571	$3,020,024

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31 2005	January 1 2005
	In thousands, except share data
LIABILITIES AND SHAREOWNERS’ DEFICIT

Current liabilities
Accounts payable	$550,986	$545,901
Compensation to employees	46,994	50,195
Accrued liabilities	340,142	307,924
Current portion of long-term debt	408,277	6,043

Total current liabilities	1,346,399	910,063

Noncurrent liabilities
Long-term debt, less current portion	563,368	972,568
Postretirement benefit liability	522,367	531,995
Accrued pension cost	526,864	496,480
Other noncurrent liabilities	181,895	183,942

Total noncurrent liabilities	1,794,494	2,184,985

Shareowners’ deficit
Preferred stock:
Authorized—24,000,000 shares (par value $1.00)
Issued—none
Common stock:
Authorized—200,000,000 shares (par value $1.25)
Issued—117,150,593 shares, including shares in treasury	146,438	146,438
Additional paid-in capital	410,830	428,889
Retained earnings	1,176,378	1,294,412
Cost of common stock in treasury (2005—36,767,884 shares; 2004—37,737,263 shares)	(1,393,439)	(1,430,176)
Employee stock plans	(5,425)	(3,913)
Accumulated other comprehensive loss	(522,104)	(510,674)

Total shareowners’ deficit	(187,322)	(75,024)

Total liabilities and shareowners’ deficit	$2,953,571	$3,020,024

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT)

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Common stock
Balance at beginning of year	$146,438	$146,438	$146,438

Balance at end of year	146,438	146,438	146,438
Additional paid-in capital
Balance at beginning of year	428,889	435,409	438,889
Stock option plans issuances	(3,013)	(3,251)	(1,926)
Stock units granted	3,010	4,087	2,713
Tax benefit of employee stock plans	31	346	981
Employee discount stock plan	(1,421)	(1,249)	—
Dividends on ESOP shares	(2,088)	(1,052)	—
Additional ESOP shares issued	(14,385)	(5,233)	(4,980)
Other	(193)	(168)	(268)

Balance at end of year	410,830	428,889	435,409
Retained earnings
Balance at beginning of year	1,294,412	1,360,361	1,296,805
Net income (loss)	(81,947)	(9,006)	120,133
Dividends on common stock	(35,921)	(56,899)	(56,524)
Other	(166)	(44)	(53)

Balance at end of year	1,176,378	1,294,412	1,360,361
Treasury stock
Balance at beginning of year	(1,430,176)	(1,455,706)	(1,473,432)
Purchase of common stock for treasury	—	—	(1,021)
Stock option plans issuances	5,632	6,253	3,414
Employee discount stock plan	2,185	2,444	—
Dividends on ESOP shares	3,631	2,333	—
Additional ESOP shares issued	24,897	13,191	14,329
Other	392	1,309	1,004

Balance at end of year	(1,393,439)	(1,430,176)	(1,455,706)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT)

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Employee stock plans
Balance at beginning of year	(3,913)	(3,530)	(14,120)
Restricted stock awards, net	(3,010)	(3,913)	—
Restricted stock awards expensed	1,498	—	—
ESOP shares allocated	—	3,530	10,590

Balance at end of year	(5,425)	(3,913)	(3,530)
Accumulated other comprehensive loss
Minimum pension liability adjustment:
Balance at beginning of year	(507,793)	(416,538)	(341,659)
Adjustment for the year, net of tax	(13,923)	(91,255)	(74,879)

Balance at end of year	(521,716)	(507,793)	(416,538)
Unrealized gains (losses) on securities:
Balance at beginning of year	—	1,367	(567)
Unrealized gains (losses) for the year, net of tax	—	434	1,553
Realized (gains) losses on securities included in net income (loss)	—	(1,801)	381

Balance at end of year	—	—	1,367
Foreign currency translation:
Balance at beginning of year	(2,881)	(1,990)	(10,215)
Translation adjustments, net of tax	2,493	(512)	8,225
Foreign currency translation gain included in net income (loss)	—	(379)	—

Balance at end of year	(388)	(2,881)	(1,990)

Balance at beginning of year	(510,674)	(417,161)	(352,441)
Total adjustments for the year	(11,430)	(93,513)	(64,720)

Balance at end of year	(522,104)	(510,674)	(417,161)

Total shareowners’ equity (deficit)	$(187,322)	$(75,024)	$65,811

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Net income (loss)	$(81,947)	$(9,006)	$120,133
Other comprehensive income (loss) items, net of income taxes
Unrealized gains on securities, net of tax	—	434	1,553
Less: Reclassification adjustment for (gain) loss included in net income (loss)	—	(1,801)	381
Minimum pension liability adjustment, net of tax	(13,923)	(91,255)	(74,879)
Foreign currency translation, net of tax	2,493	(512)	8,225
Less: Reclassification adjustment for gain included in net income (loss)	—	(379)	—

Total other comprehensive loss	(11,430)	(93,513)	(64,720)

Comprehensive income (loss)	$(93,377)	$(102,519)	$55,413

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Operating activities
Net income (loss)	$(81,947)	$(9,006)	$120,133
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Net income from discontinued operations	—	(339)	(5,755)
Depreciation	165,332	168,205	164,680
Amortization	2,215	1,577	1,105
Deferred income taxes	(56,054)	2,636	56,660
Restructuring and related charges, net of cash paid	27,285	36,859	45,939
Asset impairment	13,800	—	11,217
Loss on investment	—	—	7,185
Goodwill impairment-Commercial Products	4,525	9,600	—
Front-load washer litigation, net of cash paid	(12,003)	23,092	—
(Gain)/loss on fixed asset disposals	4,174	(7,945)	9,183
Adverse judgment on pre-acquisition distributor lawsuit	(12,250)	10,505	—
Changes in working capital items
Accounts receivable	(41,864)	(29,207)	1,403
Inventories	(118,518)	(46,836)	5,801
Other current assets	36,781	14,444	27,422
Trade payables	4,353	75,095	103,095
Other current liabilities	63,634	15,711	(10,804)
Pension expense	71,948	63,024	64,779
Pension contributions	(52,715)	(94,324)	(268,119)
Postretirement benefit liability	(9,628)	(6,110)	20,595
Other liabilities	11,650	32,952	12,817
Other assets	3,205	5,439	(11,654)
Other	(3,107)	(3,643)	(1,300)

Net cash provided by continuing operating activities	$20,816	$261,729	$354,382

Investing activities
Capital expenditures-continuing operations	$(93,406)	$(94,420)	$(199,300)
Settlement of Amana purchase contract	—	—	11,939
Proceeds from business disposition, net of transaction costs	—	11,248	16,168
Proceeds from property disposition, net of transaction costs	15,839	23,477	—

Investing activities-continuing operations	$(77,567)	$(59,695)	$(171,193)

Financing activities
Net reduction of notes payable	$—	$(71,491)	$(107,068)
Proceeds from issuance of long-term debt	—	100,000	200,000
Repayment of long-term debt	(3,055)	(21,521)	(220,524)
Stock repurchases	—	—	(1,021)
Stock options and employee stock	4,927	5,478	1,600
Dividends on common stock	(35,921)	(56,899)	(56,524)
Other	(1,024)	—	—
Cash to discontinued operations	—	(280)	(1,122)

Financing activities-continuing operations	$(35,073)	$(44,713)	$(184,659)
Effect of exchange rates on cash	(113)	199	120

Increase (decrease) in cash and cash equivalents	(91,937)	157,520	(1,350)
Cash and cash equivalents at beginning of year	164,276	6,756	8,106

Cash and cash equivalents at end of year	$72,339	$164,276	$6,756

Cash flows from discontinued operations
Net cash provided by (used in) discontinued operating activities	$—	$(4,666)	$4,050
Investing activities-discontinued operations	—	(733)	(2,213)
Financing activities-discontinued operations	—	281	1,177

Increase (decrease) in cash-discontinued operations	$—	$(5,118)	$3,014

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts and transactions of the Company and its wholly owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Exchange rate fluctuations from translating the financial statements of subsidiaries located outside the United States into U.S. dollars are recorded in accumulated other comprehensive income (loss) in shareowners’ equity (deficit). All other foreign exchange gains and losses are included in income.

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

Accounts Receivable and Allowance for Doubtful Accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. Where Maytag is aware of a customer’s inability to meet its financial obligations, it specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company establishes reserves for bad debts based on an aging of accounts receivables and applying percentages based on historical experience related to aging categories. The Company’s policy is to generally not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts are reviewed regularly for collectability and those deemed uncollectable are written off.

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

Intangibles: Intangibles consist principally of goodwill, which is the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired, and trademarks acquired in business acquisitions. Goodwill is subject to annual impairment tests and Maytag’s policy for goodwill impairment testing is to calculate the fair value of reporting units on an annual basis in the fourth quarter. Fair value is determined as the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices are the best evidence of fair value and are used as the basis for the measurement where available. Where these are not available, fair value of the reporting unit can be estimated based on the present value of estimated future cash flows of the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, an additional step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. If the carrying value of goodwill on the financial statements exceeds the implied fair value of goodwill, the difference is recognized as an impairment loss. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. Maytag’s trademarks acquired in business acquisitions are amortized to selling, general and administrative expense over an estimated useful life of 40 years.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation expense is calculated principally on the straight-line method to amortize the cost of the assets over their estimated economic useful lives. The estimated useful lives are 15 to 45 years for buildings and improvements and 3 to 20 years for machinery and equipment. Property, plant and equipment is reviewed periodically for possible impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company’s impairment review is based on an undiscounted cashflow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment is indicated, a fair value of the assets in question is developed in order to calculate the amount of the impairment. For fair values, Maytag first attempts to determine the amount at which the assets would be bought or sold in a current transaction between unrelated parties. If that value is not available, then the discounted present value of the future cash flows related to these assets is used to determine the fair value of these assets. The fair value of the asset is compared to the carrying value and any difference is recorded as an asset impairment charge.

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

Product Return and Warranty Costs: Maytag records an estimate of product return and warranty expense at the time a product is sold in order to match revenues with the relevant expenses related to those revenues. Maytag’s product return and warranty expense is based on assumptions related to historical product returns and projected service call rates and estimated cost per service call for specific product lines. On a quarterly basis, an analysis of the product return and warranty reserve is performed to evaluate its adequacy. As a result of that quarterly analysis, adjustments are made to the reserve as deemed appropriate.

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

The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are designated as fair value hedges and the fair value of the contracts and the underlying debt obligations are reflected as Other current assets or liabilities (these were non-current at January 1, 2005) and Long-term debt (current portion at December 31, 2005) on the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the interest expense component in the Consolidated Statements of Operations. The contracts are a perfect hedge as their terms, interest rates and payment dates exactly match the underlying debt. Payments made or received are recognized in interest expense. Any terminations of fair value hedges would result in the receipt or payment of cash equal to the fair value of the contract recorded in Other current assets or liabilities. The fair value amount recorded in Long-term debt would be amortized and recognized in interest expense over the remaining life of the underlying debt.

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

The following table shows the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123).

	December 31 2005	January 1 2005	January 3 2004
	In thousand except per share data
Net income (loss), as reported	$(81,947)	$(9,006)	$120,133
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,152)	(2,898)	(4,646)

Pro forma net income (loss)	$(84,099)	$(11,904)	$115,487

Basic earnings (loss) per share—as reported	$(1.02)	$(0.11)	$1.53
Diluted earnings (loss) per share—as reported	$(1.02)	$(0.11)	$1.53
Basic earnings (loss) per share—pro forma	$(1.05)	$(0.15)	$1.47
Diluted earnings (loss) per share—pro forma	$(1.05)	$(0.15)	$1.47

In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the option to use APB Opinion 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method. After a phase-in period for SFAS No. 123R, pro forma disclosure will no longer be allowed. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R.

Alternative phase-in methods are allowed under Statement No. 123R and Maytag’s effective date for implementation of SFAS 123R is January 1, 2006. Maytag expects it will use the modified-prospective phase-in method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share-based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. Maytag does not believe that any of the alternative phase-in methods would have a materially different effect on the Company’s Consolidated Statement of Operations or Balance Sheet.

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

Comprehensive Income (Loss): Comprehensive Income (Loss) is calculated in accordance with FASB Statement No.130, “Reporting Comprehensive Income.” Statement No. 130 requires that unrealized gains (losses) on the Company’s minimum pension liability and foreign currency translation adjustments be included in accumulated other comprehensive income (loss) as a component of shareowners’ equity (deficit).

Fiscal Year

The Company uses a fiscal year that ends on the Saturday closest to December 31. Fiscal 2003 (the year ended January 3, 2004) consisted of 53 weeks while all other fiscal years presented had 52 weeks.

Pending Transaction

On August 22, 2005, Maytag entered into a definitive merger agreement with Whirlpool Corporation (“Whirlpool”), which provides that, upon completion of the merger of a subsidiary of Whirlpool into Maytag, each share of Maytag common stock outstanding will be converted into the right to receive (i) $10.50 in cash and (ii) between 0.1144 and 0.1398 of a share of Whirlpool common stock. The amount of Whirlpool common stock to be issued in exchange for each Maytag share will depend upon the volume-weighted average trading price of Whirlpool’s common stock during a 20 trading-day period ending shortly before the merger. Maytag stockholders will receive 0.1144 of a share of Whirlpool common stock if the average Whirlpool common stock price is greater than $91.7937 or 0.1398 if it is less than $75.1039; between the two prices, the exchange ratio will vary proportionately.

In anticipation of signing the Whirlpool merger agreement, Maytag terminated the prior merger agreement with Triton Acquisition Holding Company (“Triton”) and paid a $40 million termination fee to Triton. As part of the agreement with Whirlpool, Maytag was reimbursed for the $40 million termination fee. In the merger agreement, Whirlpool has agreed to provide Maytag with up to $15 million for retention of Maytag employees and has agreed to pay a “reverse break-up fee” of $120 million if the merger cannot be completed due to an inability to obtain regulatory approval as well as certain other conditions being met.

Maytag stockholders approved the proposed merger at a special meeting that was held on December 22, 2005. The transactions contemplated by the Whirlpool merger agreement are subject to regulatory clearance from the U.S. Department of Justice. On December 1, 2005, Maytag and Whirlpool announced that both companies had certified substantial compliance with the Antitrust Division of the Department of Justice in response to its request for additional information and documentary materials regarding the proposed merger. Whirlpool and Maytag have agreed not to close the proposed merger before February 27, 2006, without the Antitrust Division’s concurrence, although the Antitrust Division may request additional time for review. Whirlpool and Maytag expect the transaction to close as early as the first quarter of 2006, following regulatory clearance.

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

Restructuring Charges

The tables below show an analysis of the Company’s reserves for restructuring charges:

Description of reserve	Balance December 28, 2002	Charged to Earnings 2003	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Balance January 3, 2004
	(in thousands)
Severance and related expense	$4,110	$26,842	$—	$(15,626)	$—	$15,326
Moving of equipment	—	3,364	—	(3,364)	—	—
Asset write-downs and accelerated depreciation	—	29,532	—	—	(29,532)	—
Reserve on assets held-for-sale	1,570	—	—	—	—	1,570

Total	$5,680	$59,738	$—	$(18,990)	$(29,532)	$16,896

Description of reserve	Balance January 3, 2004	Charged to Earnings 2004	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Balance January 1, 2005
	(in thousands)
Severance and related expense	$15,326	$37,999	$(1,985)	$(30,822)	$—	$20,518
Moving of equipment	—	981	—	(981)	—	—
Asset write-downs and accelerated depreciation	—	30,174	—	—	(30,174)	—
Excess inventory	—	1,453	—	—	(1,453)	—
Purchase commitment	—	1,610	—	—	—	1,610
Other	—	1,096	—	(1,096)	—	—
Reserve on assets held-for-sale	1,570	—	(1,570)	—	—	—

Total	$16,896	$73,313	$(3,555)	$(32,899)	$(31,627)	$22,128

Description of reserve	Balance January 1, 2005	Charged to Earnings 2005	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Balance December 31, 2005
	(in thousands)
Severance and related expense	$20,518	$4,629	$—	$(22,169)	$—	$2,978
Asset write-downs and accelerated depreciation	—	33,086	—	—	(33,086)	—
Purchase commitment	1,610	13,437	—	(1,698)	—	13,349
Other	—	1,627	—	(1,627)	—	—

Total	$22,128	$52,779	$—	$(25,494)	$(33,086)	$16,327

In the fourth quarter of 2002, Maytag announced that it would close its refrigeration manufacturing facility in Galesburg, Illinois, by December 2004. It ceased production there in September 2004. Since the announcement, the Company has recorded $156.4 million in restructuring and related charges primarily for asset impairments, accelerated depreciation, pension and postretirement health care benefit curtailment and severance and related costs, all of which were recorded in the Home Appliances segment. The Company recorded pre-tax restructuring and related charges of $4.4 million, $36.5 million and $48.4 million in 2005, 2004 and 2003, respectively, primarily for accelerated depreciation and severance and related costs. The total cash expenditures related to the facility closing through the end of 2005 have been $35.1 million primarily for severance and related costs. Cash expenditures were $10.7 million, $16.3 million and $8.0 million in 2005, 2004 and 2003, respectively. The closure of the facility resulted in a workforce reduction of approximately 1,500 positions, primarily held by hourly production workers. Refrigeration production was moved to an existing facility in Amana, Iowa, and a new factory in Reynosa, Mexico. Also, the manufacturing of certain other refrigeration products was sourced to a third party.

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

In the second quarter of 2004, the Company announced a comprehensive restructuring plan to consolidate the Hoover floor care, Maytag Appliances, and corporate headquarters organizations. Since the announcement, the Company has recorded $42.5 million in pre-tax restructuring and related charges, primarily for severance and related costs as well as impaired assets. The Company recorded pre-tax restructuring and related charges of $7.6 million and $34.9 million in 2005 and 2004. Since the announcement, the total cash expenditures related to the restructuring plan have been $30.8 million primarily for severance and related costs. Cash expenditures in 2005 and 2004 were $14.2 million and $16.6 million, respectively. The restructuring plan resulted in an overall workforce reduction of approximately 1,100 positions. Nearly all of the expenses were recorded in the Home Appliances segment.

In the fourth quarter of 2005, the Company announced it was closing its laundry manufacturing facility in Florence, South Carolina, and did so early in the first quarter of 2006. The shutdown was due to underutilized manufacturing capacity and declining sales of the product produced at the facility and impacted approximately 60 employees. Restructuring and related charges associated with the plant closing are expected to be in the range of $40-$50 million, of which $37.8 million was recorded in 2005. These charges are and will be primarily related to asset write-downs, fulfilling purchase commitments and severance and related personnel costs. Maytag currently expects cash payments related to severance and fulfilling purchase commitments of approximately $16 million in connection with the shutdown, with $0.5 million of this amount spent in 2005. Most of these cash payments will occur in 2006. Cash payments are expected to be partially offset by proceeds from the sale of the facility.

The Company also incurred restructuring and related charges in the fourth quarter of 2005 of $3.0 million, primarily related to asset write-downs and purchase commitments, due to exiting other ancillary lines of business. Maytag expects net cash payments to be approximately $2.0 million, primarily paid in 2006.

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

In the fourth quarter of 2005, the Company recorded within the Home Appliances segment a non-cash asset impairment charge of $13.8 million on fixed assets related to one of its laundry products. A projection of lower sales for this product in 2006 and beyond provided an indication of possible impairment. Further analysis indicated that future undiscounted cash flows related to this product would not be sufficient to recover the carrying costs of the fixed assets associated with this product line. The assets were written down to estimated fair value based on a valuation method utilizing a probability weighted present value technique that considered alternative future courses of action.

Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Maytag’s policy for goodwill impairment testing is to calculate the fair value of reporting units on an annual basis in the fourth quarter. Fair value is determined as the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices are the best evidence of fair value and are used as the basis for the measurement where available. Where these are not available, fair value of the reporting unit can be estimated based on the present value of estimated future cash flows of the reporting unit. In 2004, because the commercial cooking reporting unit experienced significant unanticipated operating losses in the first half of the year, the Company performed a goodwill impairment test based on present value of future cash flows. As a result of this test, goodwill in the commercial cooking business was reduced in 2004 from $14.1 million to $4.5 million and Maytag recorded a $9.6 million charge for goodwill impairment related to the commercial cooking equipment business. In connection with Maytag’s fourth quarter 2005 goodwill impairment test, the Company lowered expectations of projected cash flows due to continued operating losses in excess of projected amounts in this reporting unit. As a result, Maytag recorded a $4.5 million goodwill impairment charge. These charges were reported as a separate line item in the Consolidated Statements of Operations and were recorded in the Commercial Products segment. During the fourth quarters of 2005, 2004 and 2003, Maytag performed the required impairment tests of goodwill across all other reporting units and determined that no additional adjustments were necessary.

Maytag’s other intangibles subject to amortization totaled $33.7 million and $36 million as of December 31, 2005, and January 1, 2005, respectively, and primarily relate to trademarks which are being amortized over 40 years. Amortization expense is expected to be approximately $2.2 million in 2006, $1.5 million in 2007, $1.1 million in 2008, $1.1 million in 2009 and $0.9 million in 2010. Maytag currently has no indefinite lived intangible assets other than goodwill.

Inventories

Inventories consisted of the following:

	December 31 2005	January 1 2005
	In thousands
Raw materials	$83,898	$86,416
Work in process	39,732	40,600
Finished goods	601,052	476,588
Supplies	12,431	11,791

Total FIFO cost	737,113	615,395
Less excess of FIFO cost over LIFO	103,456	100,074

Inventories	$633,657	$515,321

Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 89 percent of the Company’s inventories at both December 31, 2005, and January 1, 2005. During 2005, manufactured inventory quantities were reduced resulting in a liquidation of LIFO inventory carried at lower costs prevailing in prior years. As a result, cost of sales was reduced by approximately $2.7 million in 2005.

Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities consisted of the following:

	December 31 2005	January 1 2005
	In thousands
Deferred tax assets:
Postretirement benefit liability	$201,507	$204,610
Other employee benefits	45,647	46,712
Product warranty/liability accruals	76,115	75,829
Minimum pension liability adjustment in comprehensive income	319,761	311,228
Advertising and sales promotion accruals	10,231	8,219
Capital losses	37,340	38,574
Net operating losses	19,690	19,774
Other	42,554	45,990

	752,845	750,936
Less valuation allowance for deferred tax assets	54,463	55,016

Deferred tax assets, net of valuation allowance	698,382	695,920

Deferred tax liabilities:
Property, plant and equipment	99,428	126,633
Pensions and other employee benefits	160,117	202,336
Other	74,893	57,661

	334,438	386,630

Net deferred tax assets	$363,944	$309,290

Recognized in Consolidated Balance Sheets:
Deferred tax assets—current	$73,031	$55,862
Net deferred tax assets—noncurrent	290,913	253,428

Net deferred tax assets	$363,944	$309,290

Maytag has $37.3 million of net deferred tax assets related to capital loss carryforwards of $99.6 million. These capital losses can only be offset against capital gains and expire five years after they are realized. Maytag has set up a deferred tax asset valuation allowance fully offsetting the capital losses. The capital loss carryforwards at December 31, 2005, will begin to expire in the 2006 taxable year. Maytag also has a deferred tax asset valuation allowance of $17.2 million primarily related to U.S. net operating loss carryforwards included in net deferred tax assets.

Components of the provision for income taxes consisted of the following:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Current provision (benefit):
Federal	$13,741	$(16,627)	$(4,702)
State	(865)	(979)	(1,586)
Foreign	4,864	2,997	8,010

	17,740	(14,609)	1,722

Deferred provision (benefit):
Federal	(51,730)	5,629	50,524
State	(3,401)	(1,936)	6,781
Foreign	(923)	(1,057)	(645)

	(56,054)	2,636	56,660

Income tax expense (benefit)	$(38,314)	$(11,973)	$58,382

The reconciliation of income tax expense (benefit) applying the United States federal statutory tax rate as compared to the Company’s effective tax rate consisted of the following:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Income tax expense (benefit) applying U.S. statutory rates to income (loss) before income taxes and minority interests:	$(42,091)	$(7,461)	$60,466
Increase (reduction) resulting from:
U.S. tax credits	(2,307)	(3,005)	(4,038)
Medicare reimbursement not subject to tax	(3,108)	(3,000)	—
Export sales U.S tax benefit	(2,025)	(2,950)	(2,450)
State income taxes, net of federal tax benefit	(2,772)	(1,840)	3,377
Difference between foreign and U.S. rates	1,157	(1,592)	(617)
Income tax reviews	4,776	(1,166)	(1,824)
Merger-related costs	5,128	—	—
U.S. losses with no tax benefit	3,612	6,016	2,672
Generation/(utilization) of capital loss	—	3,088	2,135
Other—net	(684)	(63)	(1,339)

Income tax expense (benefit)	$(38,314)	$(11,973)	$58,382

Maytag’s income before taxes from foreign entities was $8 million, $13.3 million and $9.6 million in 2005, 2004, and 2003, respectively. Because the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the United States through reinvestment of the undistributed earnings of these subsidiaries (approximately $34.6 million at December 31, 2005), taxes that would result from potential distributions have only been provided on the portion of such earnings projected to be distributed in the future. If such earnings were distributed beyond the amount for which taxes have been provided, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the United States.

Income tax refunds received, net of all federal, state and foreign taxes paid, were $7 million, $34 million and $29 million, respectively. The cumulative tax effect of the minimum pension liability adjustment component of comprehensive income was

$319.8 million and $311.2 million in 2005 and 2004, respectively. For 2005 and 2004, the tax effects of the cumulative foreign currency translation adjustment loss component of comprehensive income (loss) was recorded as a deferred tax asset with corresponding valuation allowance.

Notes Payable

Maytag has a five-year secured $600 million credit agreement that expires November 8, 2010. This credit agreement replaced a $300 million secured credit agreement that was to expire on March 5, 2007. Maytag’s obligations under the credit agreement are subject to a borrowing base composed of eligible accounts receivable and inventory (based on percentage advance rates) and are unconditionally guaranteed by several of its wholly-owned subsidiaries. Maytag has the ability to increase the revolving commitment up to a maximum $750 million. Maytag’s credit facility contains a number of covenants including restrictions on its ability to incur indebtedness in addition to borrowings under the credit facility, restrictions on its ability to pay dividends or repurchase its common stock, restrictions on investments that it may make, and restrictions on Maytag’s ability to sell its assets. Maytag was in compliance with these covenants as of December 31, 2005. In addition, if average availability under the credit facility is less than $60 million (average availability was greater than such amount in 2005), Maytag must comply with a covenant to maintain a fixed charge coverage ratio of 1.1 to 1. As of December 31, 2005, there was no balance outstanding on this credit agreement. A portion of the credit agreement not in excess of $150 million is available for the issuance of letters of credit. As of December 31, 2005, there were $74.5 million of outstanding standby letters of credit issued under the facility.

Long-Term Debt

Long-term debt consisted of the following:

	December 31 2005	January 1 2005
	In thousands
Medium-term notes, maturing from 2006 to 2015, from 5% to 9.03% with interest payable semiannually	$721,041	$726,952
Public Income Notes, with interest payable quarterly:
Due August 1, 2031 at 7.875%	250,000	250,000
Other	604	1,659

Total	971,645	978,611
Less current portion of long-term debt	408,277	6,043

Long-term debt	$563,368	$972,568

Interest paid on notes payable and long-term debt during 2005, 2004 and 2003 was $67.9 million, $57.3 million and $65.0 million, respectively. When applicable, the Company capitalizes interest incurred on funds used to construct property, plant and equipment. Interest capitalized during 2005, 2004 and 2003 was $0.6 million, $0.9 million and $2.7 million, respectively.

The aggregate cash maturities of long-term debt in each of the next five years and thereafter are as follows (in thousands): 2006—$410,604; 2007—$8,000; 2008—$0: 2009—$0; 2010—$6,230; thereafter—$550,000. The remaining balance of long-term debt consists of unrealized losses on the fair market value of outstanding interest rate swap contracts as well as unamortized gains and losses on previously terminated interest rate swap contracts.

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

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31 2005	January 1 2005
	In thousands
Warranties	$86,196	$80,632
Advertising and sales promotion	106,421	87,359
Other	147,525	139,933

Accrued liabilities	$340,142	$307,924

Other accrued liabilities primarily contain accruals for workers compensation, restructuring reserves, litigation, taxes, interest payable and insurance.

Warranty Reserve

Maytag provides a basic limited warranty for all of its major appliance, floor care and commercial products. Changes in warranty liability during fiscal 2005, 2004 and 2003 are as follows:

	Year ended
Warranty reserve (in thousands)	December 31 2005	January 1 2005	January 3 2004
Balance at beginning of year	$114,905	$103,226	$100,489
Warranties accrued during the year	136,538	126,908	115,032
Settlements made during the year	(134,940)	(121,162)	(121,109)
Changes in liability for adjustments during the year, including expirations	7,373	5,933	8,814

Balance at end of year	$123,876	$114,905	$103,226

Warranty reserve-current portion	$86,196	$80,632	$74,873
Warranty reserve-noncurrent portion	37,680	34,273	28,353

Total warranty reserve at end of year	$123,876	$114,905	$103,226

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

Pension Benefits

The Company provides noncontributory defined benefit pension plans for most employees. Plans covering salaried, management and some nonunion hourly employees generally provide pension benefits that are based on an average of the employee’s earnings and credited service. Plans covering union hourly and other nonunion hourly employees generally provide benefits of stated amounts for each year of service. The Company’s funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that the Company may determine to be appropriate. Approximately 42 percent of all the Company employees participate in a cash balance pension plan where the cash balance is transferable if the employee terminates employment with the Company.

The reconciliation of the beginning and ending balances of the projected benefit obligation, reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans and amounts recognized in the Consolidated Balance Sheets consisted of the following:

	December 31 2005	January 1 2005
	In thousands
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,801,846	$1,624,709
Service cost	27,185	28,887
Interest cost	104,024	103,220
Amendments	402	(5,721)
Actuarial loss	93,465	177,537
Benefits paid	(161,037)	(127,485)
Curtailments/settlements	(95)	(381)
Other (foreign currency)	694	1,080

Benefit obligation at end of year	1,866,484	1,801,846

Change in plan assets:
Fair value of plan assets at beginning of year	1,246,901	1,044,777
Actual return on plan assets	147,739	104,162
Employer contributions through measurement date	52,749	224,472
Benefits paid	(161,037)	(127,485)
Other (foreign currency)	592	975

Fair value of plan assets at end of year	1,286,944	1,246,901

Funded status of plan	(579,540)	(554,945)
Unrecognized actuarial loss	895,602	879,210
Unrecognized prior service cost	38,165	49,051
Unrecognized transition assets	(223)	(233)

Net amount recognized	$354,004	$373,083

	December 31 2005	January 1 2005
	In thousands
Amounts recognized in the Consolidated Balance Sheets consisted of:
Prepaid pension cost	$1,226	$1,492
Intangible pension asset	38,165	49,051
Accrued pension cost	(526,864)	(496,480)
Accumulated other comprehensive loss (pretax)	841,477	819,020

Net pension asset	$354,004	$373,083

The cumulative tax effect of the minimum pension liability adjustment component of accumulated comprehensive loss was $319.8 and $311.2 million in 2005 and 2004, respectively. These were recorded as deferred tax assets on the Consolidated Balance Sheets. On a net of tax basis, the minimum pension liability components of accumulated comprehensive loss within shareowners’ equity were $521.7 million and $507.8 million as of December 31, 2005, and January 1, 2005, respectively.

Due to an increase in the pension benefit obligation in 2005, the under-funded status of the pension plan increased from $554.9 million at January 1, 2005 to $579.5 million at December 31, 2005. This was partially offset by an increase in the fair market value of the assets. The primary reasons for the increase in the pension benefit obligation were interest costs and $93.5 million in actuarial losses. The actuarial losses were primarily the result of a revision to the discount rate assumption. The fair market value of the assets increased due to employer contributions and gains on plan assets which more than offset benefit payments.

As allowed by FASB Statement No. 87, “Employers’ Accounting for Pensions,” the Company uses a September 30 measurement date to compute its minimum pension liability. Assumptions used in determining net periodic pension cost for the plans in the United States consisted of the following:

	2005	2004	2003
Discount rates	6.00%	6.50%	7.00%
Rates of increase in compensation levels
Salaried locations	4.00%	4.00%	4.25%
Nonunion hourly locations	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%

Maytag’s overall expected long-term rate of return on assets is 8.75%, used in determining expected return on plan assets for the plans in the United States. This is based on the asset allocation within the plan assets as well as the historical and future expected returns for each of the asset classes within the portfolio. The future expected returns on the asset classes are based on current market factors such as interest rates and expected market returns. Maytag determines the asset return component of pension costs on a market-related valuation of assets that smoothes actual returns and reduces year-to-year net periodic pension cost volatility. As of December 31, 2005, Maytag had cumulative asset losses of approximately $84.9 million, which remain to be recognized in the calculation of the market-related value of assets.

Assumptions used in determining projected benefit obligations for the plans in the United States consisted of the following:

	2005	2004	2003
Discount rates	5.50%	6.00%	6.50%
Rates of increase in compensation levels
Salaried locations	4.00%	4.00%	4.00%
Nonunion hourly locations	3.00%	3.00%	3.00%

The components of net periodic pension cost consisted of the following:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Components of net periodic pension cost:
Service cost	$27,185	$28,887	$31,365
Interest cost	104,024	103,220	101,479
Expected return on plan assets	(116,750)	(114,413)	(100,939)
Amortization of transition assets	(19)	(26)	2
Amortization of prior service cost	11,301	11,872	13,272
Recognized actuarial loss	46,302	33,865	19,000
Curtailments/settlements	(95)	(381)	5,791

Net periodic pension cost	$71,948	$63,024	$69,970

Net periodic pension cost for 2003 included a curtailment charge of $5.2 million for early retirement incentives related to a salaried workforce reduction (see “Restructuring Charges” section in the Notes to Consolidated Financial Statements).

All of Maytag’s pension plans have accumulated benefit obligations in excess of plan assets and are reflected in the table below:

	Year ended
	December 31 2005	January 1 2005
	(in thousands)
Projected benefit obligation	$1,866,484	$1,801,846
Accumulated benefit obligation	1,812,446	1,741,747
Fair value of plan assets	1,286,944	1,246,901

Maytag employs a total investment return approach whereby a mix of equity and debt securities is used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and debt securities. Furthermore, equity investments are diversified across domestic and international stocks as well as large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. Beginning in fiscal 2006, we will be transitioning to a target allocation for plan assets of 65 percent and 35 percent, respectively, to equity and debt securities. Based on the change in target allocations, our expected return on plan assets will be reduced to 8.5% in 2006. The plan asset allocation as of the measurement date and the 8.75% expected return used to calculate the net periodic pension cost reflect the previous target allocation of 68 percent and 32 percent, respectively, to equity and debt securities.

Below is a table summarizing Maytag’s estimated future pension benefit payments over the next ten years (in thousands):

2006	$127,000
2007	129,000
2008	128,000
2009	130,000
2010	130,000
2011 to 2015	680,000

In 2006, Maytag plans to make approximately $50 million in voluntary contributions to the pension plan. Maytag could have significant minimum funding requirements after 2006 under current regulatory requirements due to its underfunded position. Pension reform proposals pending in the U.S. Congress, if they become law, could result in the requirement for higher contributions to our pension plan in 2006.

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

The reconciliation of the beginning and ending balances of the accumulated benefit obligation, the unfunded status of plans and the amounts recognized in the Consolidated Balance Sheets consisted of the following:

	December 31 2005	January 1 2005
	In thousands
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$865,597	$793,250
Service cost	9,560	10,531
Interest cost	43,481	43,077
Actuarial loss	29,943	164,085
Curtailments	—	(236)
Amendments	(138,620)	(87,500)
Benefits paid	(59,115)	(57,610)

Benefit obligation at end of year	750,846	865,597

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	59,115	57,610
Benefits paid	(59,115)	(57,610)

Fair value of plan assets at end of year	—	—

Unfunded status of plan	(750,846)	(865,597)
Unrecognized actuarial loss	436,009	437,307
Unrecognized prior service benefit	(207,530)	(103,705)

Postretirement benefit liability	$(522,367)	$(531,995)

Actuarial losses of $29.9 million and $164.1 million, respectively, were included in the reconciliations of the 2005 and 2004 accumulated benefit obligation. Losses in 2005 were the result of changes in the discount rate assumption and adverse actuarial experience partially offset by improved claims experience. Actuarial losses in 2004 primarily represent the impact of the changes in the discount rate and health care cost trend rate assumptions.

The effects of plan amendments were included in the reconciliations of the 2005 and 2004 accumulated benefit obligation. During 2005, Maytag standardized many of the postretirement medical plans provided to retired employees that reduced benefits and required higher retiree contributions. Effective in 2004, collective bargaining agreements at the North Canton, Ohio, floor care production facility and the Newton, Iowa, laundry production facility provided for the reduction or elimination of postretirement medical benefits for affected current employees on a transitional basis. Also in 2004, Maytag recorded a decrease in ongoing postretirement medical expenses associated with the Galesburg, Illinois refrigeration production facility.

As allowed by FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the Company uses a September 30 measurement date to compute its postretirement benefit liability.

Assumptions used in determining net periodic postretirement benefit cost consisted of the following:

	2005	2004	2003
Health care cost trend rates (1):
Current year	10.0%	8.00%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year in which the ultimate trend rate is reached	2010	2007	2007
Discount rates	6.00%	6.50%	7.00%

(1)	Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

Assumptions used in determining accumulated benefit obligation consisted of the following:

	2005	2004
Health care cost trend rates (1):
Next fiscal year	9.00%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year in which the ultimate trend rate is reached	2010	2010
Discount rates	5.50%	6.00%

(1)	Weighted-average annual assumed rate of increase in the per capita cost of covered benefits.

The components of net periodic postretirement cost consisted of the following:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Components of net periodic postretirement cost:
Service cost	$9,560	$10,531	$20,137
Interest cost	43,481	43,077	46,539
Amortization of prior service benefit	(34,795)	(17,730)	(7,030)
Recognized actuarial loss	31,242	15,621	11,063
Curtailment (gains) losses	—	(236)	—

Net periodic postretirement cost	$49,488	$51,263	$70,709

Service costs have decreased and amortization of prior service benefits has increased since 2003 due to the standardization of retiree postretirement medical plans and the elimination of postretirement medical plans at various facilities, as described above. This has been partially offset by increased actuarial losses due to changes in discount rate and health care cost trend rate assumptions. A change in Medicare prescription drug coverage for which Maytag receives Part D subsidies also has decreased net periodic postretirement costs over that time period.

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a one-percentage-point change in assumed health care cost trend rates consisted of the following as of December 31, 2005:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
	In thousands
Increase/(decrease) in total postretirement service and interest cost components	$4,842	$(4,387)
Increase/(decrease) in postretirement benefit obligation	78,343	(70,617)

Below is a table summarizing Maytag’s estimated future postretirement benefit payments and Medicare Part D prescription drug subsidies over the next ten years (in thousands):

	Benefit Payments	Benefits— Part D Subsidy
2006	$51,000	$(2,000)
2007	53,000	(3,000)
2008	55,000	(3,000)
2009	57,000	(3,000)
2010	58,000	(3,000)
2011 to 2015	293,000	(22,000)

Leases

The Company leases real estate, machinery, equipment and automobiles under operating leases, some of which have renewal options. Generally, the Company’s leases do not have contingent rentals, significant restrictions or penalties or residual value guarantees. Generally, Maytag’s real estate leases do not contain early termination rights. Rental expense for operating leases amounted to $43.7 million, $36.9 million, and $34.3 million for 2005, 2004, and 2003, respectively.

Future minimum lease payments for operating leases as of December 31, 2005 consisted of the following:

Year Ending	In thousands
2006	$32,972
2007	24,285
2008	16,070
2009	11,635
2010	7,403
Thereafter	22,450

Total minimum lease payments	$114,815

Financial Instruments

The Company uses foreign currency exchange forward contracts to manage the currency exchange risk related to sales denominated in foreign currencies. The counterparties to the contracts are high credit quality international financial institutions. Forward contracts used by the Company primarily include contracts for the exchange of Canadian dollars to U.S. dollars to hedge the sale of appliances manufactured in the United States and sold to customers in Canada. The fair values of the contracts gave rise to a loss of $0.4 million as of December 31, 2005, and a loss of $4.8 million as of January 1, 2005. The cumulative decline in the fair value of these contracts is recorded in Other accrued liabilities on the Consolidated Balance Sheets. The gains and losses on contracts were not significant in 2004. In 2005, a $4.7 million gain and in 2003, a $5.9 million loss was recorded from foreign currency exchange rate fluctuations in Other income. As of December 31, 2005, and January 1, 2005, the Company had open foreign currency forward contracts, all with maturities of less than 12 months, in the amount of $20.0 million and $108.5 million, respectively.

The Company periodically uses commodity swap agreements to manage the risk related to changes in the underlying prices for direct and indirect materials used in the manufacture of its products. The fair value of these contracts approximated cost as of December 31, 2005, and January 1, 2005. For 2005, 2004 and 2003, there were no significant gains or losses recognized in the Consolidated Statement of Operations. As of December 31, 2005, and January 1, 2005, the Company had open commodity swap contracts, all with maturities of less than twelve months, in the amount of $6.3 million and $4.3 million, respectively.

To adjust the proportion of total debt that is subject to variable and fixed interest rates, the Company enters into interest rate swap contracts, in which the Company agrees to exchange, at specified intervals, the difference between interest amounts calculated by reference to an agreed upon notional principal amount. These swap contracts are used to hedge the fair value of certain medium term notes. The contracts are a perfect hedge as their terms, interest rates and payment dates exactly match the underlying debt. At December 31, 2005, and January 1, 2005, the Company had outstanding interest rate swap agreements with notional amounts totaling $350 million and $450 million, respectively. Under these agreements, the Company receives weighted average fixed interest rates of 6.875 percent and pays floating interest rates based on LIBOR rates plus an agreed upon spread, or a weighted average interest rate of 8.51 percent, as of December 31, 2005. Maytag had interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations with a fair market value as of December 31, 2005, and January 1, 2005 of $4.9 million and $5.0 million less than the initial fair value, respectively, with the change due mainly to increases in interest rates. The fair value of the hedge instruments and the underlying debt obligations are reflected as Other current liabilities and a reduction of Current portion of long-term debt on the Consolidated Balance Sheets, respectively, with equal and offsetting unrealized gains and losses in the Interest expense component in the Consolidated Statements of Operations. Payments made or received are recognized in Interest expense.

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

The carrying amounts and fair values of the Company’s financial instruments consisted of the following:

	December 31, 2005		January 1, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	In thousands
Cash and cash equivalents	$72,339	$72,339	$164,276	$164,276
Accounts receivable	672,734	672,734	629,901	629,901
Long-term debt (including current portion)	(971,645)	(959,116)	(978,611)	(1,014,286)
Interest rate swaps-non-trading	(4,925)	(4,925)	(4,967)	(4,967)
Foreign currency contracts	(383)	(383)	(4,838)	(4,838)
Commodity swap contracts	126	126	(34)	(34)

For additional disclosures regarding the Company’s notes payable and long term debt, see the “Notes Payable” and “Long-Term Debt” sections in the Notes to Consolidated Financial Statements.

Stock Plans

In 2002, the shareowners approved the 2002 Employee and Director Stock Incentive Plan that authorizes the issuance of up to 3.3 million shares of common stock of which no more than 0.5 million shares may be granted as restricted stock, freestanding Stock Appreciation Rights, performance shares or shares relating to other incentive awards. The Board of Directors’ Compensation Committee establishes the vesting period and other terms of stock options and restricted stock units. Generally, the options and restricted stock units become exercisable one to three years after the date of grant and have a maximum term of 10 years. There are stock options outstanding that were granted under previous plans with terms similar to the 2002 plan. Stock options granted under a previous Non-Employee Directors’ Stock Option Plan generally vest over a period from 0 to 3 years and have terms of five to ten years.

In the event of a change of Company control, all outstanding stock options, performance and restricted stock units become immediately vested under the above described plans. The pending merger with Whirlpool, if completed, would constitute a change of Company control for these purposes. There were 45,700 and 696,441 shares available for future stock grants under the 2002 plan at December 31, 2005, and January 1, 2005, respectively.

The Company has elected to follow APB 25, “Accounting for Stock Issued to Employees,” and recognizes no compensation expense for stock options as the option price under the plan equals or is greater than the fair market value of the underlying stock at the date of grant. Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model. For a table showing the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provision of FASB Statement No. 123, see “Summary of Significant Accounting Policies” section in the Notes to Consolidated Financial Statements.

The Company’s weighted-average assumptions consisted of the following:

	2005	2004	2003
Risk-free interest rate	4.57%	3.89%	3.50%
Dividend yield	2.13%	3.84%	2.75%
Stock price volatility factor	0.38	0.38	0.38
Weighted-average expected life (years)	5	5	5
Weighted-average fair value of options granted-stock price equals grant price	$5.56	$5.47	$7.63

For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options’ vesting period.

Stock option activity consisted of the following:

	Average Price	Option Shares
Outstanding December 28, 2002	$32.65	7,759,802
Granted-stock price equals grant price	25.93	1,040,600
Exercised	16.52	(90,047)
Canceled or expired	41.26	(705,383)

Outstanding January 3, 2004	31.20	8,004,972
Granted-stock price equals grant price	20.29	714,800
Exercised	18.17	(165,880)
Canceled or expired	34.21	(508,276)

Outstanding January 1, 2005	30.31	8,045,616
Granted-stock price equals grant price	16.82	743,800
Exercised	17.63	(148,620)
Canceled or expired	27.99	(829,256)

Outstanding December 31, 2005	29.52	7,811,540
Exercisable options:
January 3, 2004	$32.98	5,513,604
January 1, 2005	32.20	6,222,987
December 31, 2005	32.68	5,672,013

Information with respect to stock options outstanding and stock options exercisable as of December 31, 2005, consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.56-$24.86	2,032,660	6.6	$18.49	685,765	$19.08
$25.25-$26.65	1,377,233	7.5	25.85	592,601	25.59
$27.34-$35.56	2,765,155	4.5	29.95	2,757,155	29.95
$40.47-$47.21	1,609,225	3.6	45.36	1,609,225	45.36
$57.25	27,267	3.1	57.25	27,267	57.25

	7,811,540			5,672,013

The Company issues performance and restricted stock units to certain executives. The performance stock units vest if Maytag’s stock price reaches and maintains certain levels within three years from the date of grant and the executive remains employed through that same period. The restricted stock units vest automatically three years from the date of grant if the executive remains employed through such date. The stock units allow the holder to convert one stock unit into one common share at vesting. Dividends are treated as additional reinvested stock units. The fair values of $3.4 million and $4.0 million for 2005 and 2004 were calculated based on the market value of the stock units at the date of grant and are being amortized as expense ($1.5 million and $0.1 million incurred in 2005 and 2004) over the three-year vesting period. Units outstanding were 396,649 and 203,300 as of December 31, 2005, and January 1, 2005. In the event of a change of Company control, all outstanding performance and restricted stock units become immediately vested under the above described plans. The pending merger with Whirlpool, if completed, would constitute a change of Company control for these purposes.

In 2003, the Company issued restricted stock units to various directors in conjunction with the termination of a director pension plan. The stock units allow the holder to convert one stock unit into one common share at the later of retirement or age 70. All of these stock units are vested and dividends are paid out in the form of additional stock units. The fair value of $2.7 million was recognized as expense at the date of grant based on the fair market value of the stock units. As of December 31, 2005, there were 55,387 of these restricted stock units outstanding.

Employee Stock Ownership Plan

The Company established an Employee Stock Ownership Plan (ESOP) and a related trust issued debt and used the proceeds to acquire shares of the Company’s stock for future allocation to ESOP participants. ESOP participants generally consist of all United States employees except certain groups covered by a collective bargaining agreement. The Company had guaranteed the ESOP debt and reflected it on the Consolidated Balance Sheets as Long-term debt with an offsetting amount shown in the Shareowners’ equity section on the Consolidated Balance Sheets. Dividends earned on the allocated and unallocated ESOP shares were used to service the debt. The Company was obligated to make annual cash contributions to the ESOP trust to the extent the dividends earned on the shares were less than debt service requirements. As the debt was repaid, shares were released and allocated to plan participants based on the ratio of the current year debt service payment to the total debt service payments over the life of the loan. If the shares released were less than the shares earned by the employees, the Company contributed additional shares to the ESOP trust to meet the shortfall. The remaining ESOP debt was paid in 2004 and subsequently the ESOP trust was merged into the trust for Maytag’s Salary Savings Plan. Following repayment of the ESOP debt, Maytag is now required to make monthly contributions to the trust based on its employer matching obligation. Maytag uses treasury shares to match a portion of the employee’s contribution as well as convert cash dividends to shares for employees. All Maytag shares held by the trust are considered outstanding for earnings per share computations. Dividends earned on the shares are recorded as a reduction to retained earnings and are converted to shares.

The ESOP shares held in trust, as it relates to employer matching, consisted of the following:

	December 31 2005	January 1 2005
Original shares in trust released and allocated	2,857,143	2,857,143
Additional shares contributed and allocated	2,486,048	1,829,106
Cash dividends converted to shares	127,713	54,368
Shares withdrawn	(2,937,536)	(2,025,277)

Total shares held in trust	2,533,368	2,715,340

The components of the total contribution to the ESOP trust consisted of the following:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Debt service requirement	$—	$7,332	$7,652
Dividends earned on ESOP shares	—	(2,074)	(1,983)

Cash contribution to ESOP trust	—	5,258	5,669
Fair market value of shares contributed	10,504	7,831	8,587

Total contribution to ESOP trust	$10,504	$13,089	$14,256

The components of expense recognized by the Company for the ESOP contribution consisted of the following:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Contribution classified as interest expense	$—	$272	$654
Contribution classified as compensation expense	10,504	12,817	13,602

Total expense for the ESOP contribution	$10,504	$13,089	$14,256

Shareowners’ Equity (Deficit)

The share activity of the Company’s common stock consisted of the following:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Common stock
Balance at beginning and end of period	117,151	117,151	117,151

Treasury stock
Balance at beginning of period	(37,737)	(38,411)	(38,863)
Purchase of common stock for treasury	—	—	(43)
Stock issued under stock option plans	149	166	90
Additional ESOP shares issued	753	396	378
Other	67	112	27

Balance at end of period	(36,768)	(37,737)	(38,411)

Supplementary Expense Information

Advertising costs and research and development expenses consisted of the following:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Advertising costs	$73,400	$126,899	$140,971
Research and development expenses	90,989	98,194	106,931

Advertising costs for the years ended January 1, 2005 and January 3, 2004 contain documented advertising allowances as defined in Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”. Advertising allowances are documented when there is evidence of benefit, besides a reduction in price, to Maytag’s vendors for these allowances. For 2005, Maytag changed some of its documentation procedures on certain advertising allowances that under EITF 01-09 can no longer be classified as selling, general and administrative expenses and instead must be netted against sales in the Statement of Operations due to the fact it no longer documented the evidence of benefit to the vendor. Advertising costs decreased significantly in 2005 (with an offsetting decreasing effect to net sales) due to this change in procedures.

Earnings (Loss) Per Share

The following table sets forth the components for computing basic and diluted earnings (loss) per share:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Numerator for basic and diluted earnings (loss) per share—income (loss) from continuing operations	$(81,947)	$(9,345)	$114,378

Numerator for basic and diluted earnings per share—discontinued operations	$—	$339	$5,755

Numerator for basic and diluted earnings (loss) per share—net income (loss)	$(81,947)	$(9,006)	$120,133

Denominator for basic earnings (loss) per share—weighted-average shares	79,949	79,078	78,537
Effect of dilutive securities:
Stock option plans	—	—	209

Denominator for diluted earnings per share—adjusted weighted-average shares	79,949	79,078	78,746

In 2004, the effect of stock options (0.2 million shares) was antidilutive and, therefore, not included in the calculation of diluted earnings (loss) per share. In 2005, the effect of stock options was antidilutive and minimal. For additional disclosures regarding stock plans, see the “Stock Plans” section in the Notes to Consolidated Financial Statements.

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

While it is possible the Company’s estimated undiscounted obligation of approximately $8.0 million for future environmental costs may change in the near term, the Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The accrual for environmental liabilities is reflected in Other noncurrent liabilities on the Consolidated Balance Sheets. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is realized. Within this accrual, Maytag has one environmental case in the latter stages of a remediation plan that it has filed with the EPA. The estimated range of costs of remediation is between $3.4 million and $7.1 million but the Company believes the $3.4 million reserve as of December 31, 2005 is adequate.

Commitments and Contingencies

Maytag has contingent liabilities that arise in the normal course of business, including product liability, other pending litigation, environmental remediation, taxes, and other claims. The legal department estimates the costs to settle pending litigation, including legal expenses, based on experience involving similar cases, specific facts known, and, if applicable, based on judgments of outside counsel. Maytag does not believe that any currently pending or threatened litigation will have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect Maytag’s results of operations for a particular period.

At December 31, 2005, the Company has outstanding commitments for capital expenditures of $30 million. As of December 31, 2005, approximately $76.7 million of undrawn stand-by letters of credit were outstanding. These letters of credit are primarily utilized to back workers’ compensation claims, payables to international suppliers and extended service contracts if Maytag were to fail to fund these obligations.

Maytag has entered into long-term purchase agreements for various key raw materials and finished products. The minimum purchase obligations covered by these agreements aggregate approximately $20 million for 2006, and $8 million for each of the periods 2007 through 2009. Maytag made purchases in conjunction with these agreements of $27 million, $35.5 million, and $27.3 million in 2005, 2004 and 2003, respectively.

Maytag is appealing several proposed adjustments that resulted from the examination by the Internal Revenue Service of its federal income tax returns for 2000 and 2001. The FASB has issued a proposed interpretation of FASB Statement No. 109 (Accounting for Uncertain Tax Positions). Maytag is reviewing this proposed interpretation to determine whether there would be any impact to its consolidated financial position or results of operations if the proposed exposure draft is adopted by the FASB.

Pretax charges of $33.5 million were recorded in the Home Appliances segment in 2004 in connection with product-related litigation, primarily involving early generation front-load washers. The charges included estimated costs to settle the litigation in the United States and Canada. The claim period in the U.S. has ended; however, the claim period in the Canadian settlement remains open through August 2006. The U.S. settlement included a fixed $8.25 million for attorneys’ fees as well as contingent amounts based on an estimate of administrative fees and anticipated repair and reimbursements expenses. Maytag’s remaining accrual balance reflects the most current estimate of its costs to settle claims received to date in both the United States and Canada as well as those anticipated through the remaining claim period in Canada. The estimate remains subject to fluctuation based on take-up rates related to purchase certificates issued to a number of claimants. The charge is disclosed as a separate line item in the Consolidated Statements of Operations in 2004 and the accrual is reflected in Accrued Liabilities on the Consolidated Balance Sheets.

In the third quarter of 2005, Maytag announced, in conjunction with the U.S. Consumer Products Safety Commission, a voluntary recall of approximately 5,000 front-load washing machines sold from April through May 2005. In the second quarter of 2005, the Company had established a reserve for the estimated expenses associated with this matter. The supplier of the product has agreed to reimburse Maytag for the majority of its expenses to date arising from the recall.

Maytag continues to investigate whether an issue disclosed to it by Whirlpool concerning a common supplier may affect quality or product safety of certain refrigeration products manufactured by the Company prior to 2003. No definitive information has been received as to whether the issue exists in Maytag-built product, nor can a projected cost of correcting the issue if it does exist, be reasonably estimated at this time.

The Company is involved in a dispute with respect to the joint development of a cooking product in which both parties have made claims against each other, including, among other claims, breach of contract. The matter was heard by an arbitration panel in 2005 and the Company is awaiting the panel’s decision.

Maytag is involved in a dispute involving the termination of a distribution relationship in Canada, in which the terminated distributor has made a claim for damages. Although the Company has provided a reserve for this matter, the outcome is uncertain.

In the second quarter of 2005, lawsuits arising out of the merger agreement with Triton were filed against the Company and its directors. In addition, in July of 2005, a lawsuit was filed against the Company and its chief executive officer and chief financial officer alleging violations of federal securities laws. Maytag believes that these lawsuits are without merit and intends to defend them vigorously. See Item 3 of this Annual Report on Form 10-K for additional information.

Segment Reporting

Maytag has two reporting segments: Home Appliances and Commercial Products. Its Home Appliances segment manufactures and sells major appliances and floor care products that are sold primarily to major national retailers and independent retail dealers in North America and in targeted international markets. This segment services major appliances manufactured by the Company and by other major appliance manufacturers. It also services floor care products sold by Maytag. The Company’s Commercial Products segment manufactures and sells vending equipment and commercial cooking products. These products are sold primarily to distributors and soft drink bottlers in North America and in targeted international markets.

The Company’s reportable segments are distinguished by the nature of products manufactured and sold and types of customers. Both reportable segments contain operating segments that are aggregated as permitted by FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant policies except that the Company allocates pension cost associated with its pension plan to each reportable segment while recording the pension assets and liabilities in the Home Appliances segment. In addition, the Company records its federal and state deferred tax assets and liabilities in the Home Appliances segment. Intersegment sales are not significant.

Financial information for the Company’s reportable segments consisted of the following:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Net sales
Home Appliances	$4,664,892	$4,458,696	$4,498,655
Commercial Products	236,223	262,842	293,211

Consolidated total	$4,901,115	$4,721,538	$4,791,866

Operating income (loss)
Home Appliances	$(24,162)	$47,465	$212,274
Commercial Products	(12,939)	(7,117)	16,019

Consolidated total	$(37,101)	$40,348	$228,293

Capital expenditures
Home Appliances	$89,911	$90,342	$192,191
Commercial Products	3,495	4,078	7,109

Consolidated total	$93,406	$94,420	$199,300

Depreciation and amortization
Home Appliances	$159,467	$162,666	$159,603
Commercial Products	8,080	7,116	6,182

Consolidated total	$167,547	$169,782	$165,785

Goodwill, net
Home Appliances	$253,863	$253,863	$253,863
Commercial Products	1,025	5,550	15,150

Total for reportable segments	$254,888	$259,413	$269,013

Total assets
Home Appliances	$2,827,745	$2,896,916	$2,753,914
Commercial Products	125,826	123,108	134,715

Total for reportable segments	2,953,571	3,020,024	2,888,629
Discontinued operations	—	—	135,511

Consolidated total	$2,953,571	$3,020,024	$3,024,140

In 2005, the Company recorded restructuring and related charges in operating income of $52.8 million with $52.4 million and $0.4 million in Home Appliances and Commercial Products, respectively. The Home Appliance segment also recorded a charge of $13.8 million for asset impairment and the Commercial Products segment recorded a goodwill impairment charge of $4.5 million.

In 2004, the Company recorded restructuring and related charges in operating income of $69.8 million with $69.3 million and $0.5 million in Home Appliances and Commercial Products, respectively. The Home Appliances segment also recorded a charge of $33.5 million for front-load washer litigation and a $9.7 million gain on sale of property. The Commercial Products segment recorded a charge of $9.6 million for goodwill impairment.

In 2003, the Company recorded restructuring and related charges in operating income of $64.9 million with $64.7 million and $0.2 million in Home Appliances and Commercial Products, respectively. The Home Appliances segment also recorded charges for asset impairment of $11.2 million and a loss on investments of $7.2 million.

For additional disclosures regarding the restructuring and related charges, see the “Restructuring and Related Charges” section in the Notes to Consolidated Financial Statements. The Home Appliances segment assets include such items as deferred tax assets, intangible pension assets and other assets.

The reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Total operating income (loss) for reportable segments	$(37,101)	$40,348	$228,293
Interest expense	(65,811)	(56,274)	(52,763)
Loss on investments	—	—	(7,185)
Adverse judgment on pre-acquisition distributor lawsuit	—	(10,505)	—
Merger-related expense, net (includes $40 million Triton termination fee and $40 million reimbursement by Whirlpool)	(19,695)	—	—
Other—net	2,346	5,113	4,415

Income (loss) from continuing operations before income taxes	$(120,261)	$(21,318)	$172,760

Financial information related to the Company’s continuing operations by geographic area consisted of the following:

	Year Ended
	December 31 2005	January 1 2005	January 3 2004
	In thousands
Net sales
United States	$4,299,637	$4,149,139	$4,289,314
Other countries	601,478	572,399	502,552

Consolidated total	$4,901,115	$4,721,538	$4,791,866

	Year Ended
	January 1 2005	January 1 2005	January 3 2004
	In thousands
Long-lived assets
United States	$733,132	$858,718	$995,250
Other countries	64,770	62,444	51,685

Consolidated total	$797,902	$921,162	$1,046,935

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment. A large portion of the Company’s sales within the Home Appliances segment is concentrated among major retailers. A significant loss of business with any of these customers could have a significant adverse impact on the Home Appliances segment. During 2005, two of Maytag’s customers, Sears, Roebuck and Co. (Sears) and Kmart merged to form Sears Holding Company. Sales to Sears Holding in 2005 represented 10% of consolidated net sales. Sales to Sears, excluding Kmart, represented 13% and 15% of consolidated net sales in 2004 and 2003, respectively. Sales to Home Depot represented 14% and 10% of consolidated net sales in 2005 and 2004, respectively. These customer sales are all within the Home Appliances segment. Within the Commercial Products segment, the Company’s vending equipment sales are dependent upon a few major soft drink suppliers. The loss of one or more of these large customers could have a significant adverse effect on the Commercial Products segment.

The Company uses basic raw materials such as steel, copper, aluminum, rubber and plastic in its manufacturing processes in addition to purchased motors, compressors, timers, valves and other components. These materials are supplied by established sources and the Company anticipates that such sources will, in general, be able to meet its future requirements.

The number of employees of the Company in the Home Appliances segment as of December 31, 2005, and January 1, 2005, was 16,700 and 16,900, respectively. Approximately 40% percent of these employees were covered by collective bargaining agreements as of December 31, 2005, and January 1, 2005, respectively. The number of employees of the Company in the Commercial Products segment as of December 31, 2005 and January 1, 2005, was approximately 1,100.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations consisted of the following:

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	In thousands, except per share data
2005
Net sales	$1,240,692	$1,262,866	$1,229,718	$1,167,839
Gross profit	105,093	117,634	135,860	129,070
Income (loss) from continuing operations (1), (2) & (3)	(74,990)	(18,170)	3,481	7,732
Basic earnings (loss) per share	(0.93)	(0.23)	0.04	0.10
Diluted earnings (loss) per share	(0.93)	(0.23)	0.04	0.10
Net income (loss) (1), (2) & (3)	(74,990)	(18,170)	3,481	7,732
Basic earnings (loss) per share	(0.93)	(0.23)	0.04	0.10
Diluted earnings (loss) per share	(0.93)	(0.23)	0.04	0.10
2004
Net sales	$1,164,347	$1,186,018	$1,152,229	$1,218,944
Gross profit	142,707	157,888	148,503	211,121
Income (loss) from continuing operations (4), (5), (6) & (7)	(14,120)	7,135	(41,084)	38,724
Basic earnings (loss) per share	(0.18)	0.09	(0.52)	0.49
Diluted earnings (loss) per share	(0.18)	0.09	(0.52)	0.49
Net income (loss) (4), (5), (6), (7) & (8)	(14,120)	7,474	(41,084)	38,724
Basic earnings (loss) per share	(0.18)	0.09	(0.52)	0.49
Diluted earnings (loss) per share	(0.18)	0.09	(0.52)	0.49

(1)	Includes restructuring and related charges of $3.3 million ($4.9 million pre-tax), $2.1 million ($3.4 million pre-tax), $1.5 million ($2.4 million pre-tax) and $26.1 ($42.1 million pre-tax) for the first, second, third and fourth quarters of 2005, respectively.

(2)	The fourth quarter of 2005 includes an $8.6 million ($13.8 million pre-tax) asset impairment charge and a $4.5 million ($4.5 million pre-tax) goodwill impairment charge.

(3)	Includes merger-related expenses, net of $0.6 million ($1.0 million pre-tax), $6.9 million ($8.5 million pre-tax) and $10.3 million ($10.2 million pre-tax) for the second, third and fourth quarters of 2005, respectively.

(4)	Includes restructuring and related charges of $5.4 million ($8.0 million pre-tax), $18.8 million ($27.9 million pre-tax), $12.9 million ($19.1 million pre-tax) and $10.0 ($14.8 million pre-tax) for the first, second, third and fourth quarters of 2004, respectively.

(5)	The second quarter of 2004 includes a $9.6 million ($9.6 million pre-tax) goodwill impairment charge, a $12.5 million ($18.5 million pre-tax) charge related to front-load washer litigation and a $7.1 million ($10.5 million pre-tax) charge related to an adverse judgment on a pre-acquisition distributor lawsuit.

(6)	The third quarter of 2004 includes a $7.8 million ($9.7 million pre-tax) gain on sale of property.

(7)	The fourth quarter of 2004 includes a $10.1 million ($15.0 million pre-tax) charge related to front-load washer litigation.

(8)	Includes the results of discontinued operations that were a $0.3 million gain in the third quarter of 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Management’s Assessment of the Effectiveness of the Company’s Internal Control over Financial Reporting

Based upon the evaluation described above under the framework contained in the “COSO Report”, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Ernst & Young LLP, the Company’s independent registered public accounting firm, have issued an attestation report on the Company’s Management’s Assessment of the Effectiveness of the Company’s Internal control over Financial Reporting as of December 31, 2005. This attestation report is included at page 39 of this Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information concerning directors and officers included in the definitive Proxy Statement of the Company for the Annual Meeting of Stockholders scheduled to be held on May 11, 2006, (the “Proxy Statement”) is incorporated herein by reference. Additional information concerning executive officers of the Company is included under “Executive Officers of the Registrant” included in Part I, Item 4.

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

The security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement. Information as of December 31, 2005, concerning compensation plans for which equity securities of the Company are authorized for issuance is incorporated herein by reference to the information contained under the heading “Equity Compensation Plan Information” in the Proxy Statement.

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

(a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 72.

(3) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Exhibits” on pages 73 through 75.

(b) Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Exhibits” on pages 73 through 75.

(c) Financial Statement Schedules—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 72.

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

/s/ George C. Moore George C. Moore Executive Vice President and Chief Financial Officer	/s/ Roy A. Rumbough, Jr. Roy A. Rumbough, Jr. Vice President and Controller

/s/ Barbara R. Allen Barbara R. Allen Director	/s/ Howard L. Clark, Jr. Howard L. Clark, Jr. Director

/s/ Wayland R. Hicks Wayland R. Hicks Director	/s/ Ralph F. Hake Ralph F. Hake Director, Chairman and Chief Executive Officer

/s/ James A. McCaslin James A. McCaslin Director	/s/ William T. Kerr William T. Kerr Director

/s/ Bernard G. Rethore Bernard G. Rethore Director	/s/ W. Ann Reynolds W. Ann Reynolds Director

/s/ Fred G. Steingraber Fred G. Steingraber Director	/s/ Neele E. Stearns, Jr. Neele E. Stearns, Jr. Director

ANNUAL REPORT ON FORM 10-K

Item 15(a)(1), (2) and (3), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

LIST OF EXHIBITS

FINANCIAL STATEMENT SCHEDULES

Year Ended December 31, 2005

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

Exhibit Number		Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission

2		Agreement and Plan of Merger, dated as of August 22, 2005, among Whirlpool Corporation, Whirlpool Acquisition Co. and Registrant.	Current Report on Form 8-K dated August 22, 2005, Exhibit 10.01.

3	(a)	Restated Certificate of Incorporation of Registrant.	1993 Annual Report on Form 10-K

3	(b)	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 3.

3	(c)	Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant.	1988 Annual Report on Form 10-K.

3	(d)	Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock of Registrant.	1988 Annual Report on Form 10-K.

3	(d)	Certificate of Amendment to Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant.	1997 Annual Report on Form 10-K

3	(f)	By-Laws of Registrant, as amended through May 12, 2005.	Quarterly Report on Form 10-Q for the quarter ended July 2, 2005, Exhibit 3.1.

4	(a)	Indenture dated as of June 15, 1987 between Registrant and The First National Bank of Chicago.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

4	(b)	First Supplemental Indenture dated as of September 1, 1989 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated Sept. 28, 1989, Exhibit 4.3.

4	(c)	Second Supplemental Indenture dated as of November 15, 1990 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated November 29, 1990.

4	(d)	Third Supplemental Indenture dated as of August 20, 1996 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated August 20, 1996.

4	(e)	Fifth Supplemental Indenture dated as of June 3, 1999 between Registrant and The First National Bank of Chicago.	Current Report on Form 8-K dated June 3, 1999, Exhibit 4.1.

4	(f)	Eighth Supplemental Indenture dated as of August 8, 2001 between the Registrant and Bank One, National Association, formerly known as The First National Bank of Chicago.	Current Report on Form 8-K dated August 9, 2001, Exhibit 4.1.

4	(g)	Ninth Supplemental Indenture dated as of October 30, 2001 between the Registrant and Bank One, National Association.	Current Report on Form 8-K dated October 31, 2001, Exhibit 4.1.

Exhibit Number		Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission

4	(h)

Credit Agreement dated as of November 8, 2005 among Registrant, the Guarantors party thereto, the Lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, Citicorp USA, Inc. and Wachovia Capital Finance Corporation (Central), as Co-Syndication Agents, and Wells Fargo Foothill, LLC and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents.

Current Report on Form 8-K dated November 8, 2005, Exhibit 4.1.

4	(i)	Pledge and Security Agreement dated as of November 8, 2005, among Registrant, the other Grantors party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	Current Report on Form 8-K dated November 8, 2005, Exhibit 4.2.

10	(a)	Three-year and Two-year Change of Control Agreements dated April 2002(1).	2001 Annual Report on Form 10-K

10	(b)	1989 Non-Employee Directors Stock Option Plan (1).	Exhibit A to Registrant’s Proxy Statement dated March 18, 1990.

10	(c)	1992 Stock Option Plan for Executives and Key Employees (1).	Exhibit A to Registrant’s Proxy Statement dated March 16, 1992.

10	(d)	Directors Deferred Compensation Plan (1).	Amendment No. 1 on Form 8 dated April 5, 1990 to 1989 Annual Report on Form 10-K.

10	(e)	1996 Employee Stock Incentive Plan (1).	Exhibit A to Registrant’s Proxy Statement dated March 20, 1996.

10	(f)	Maytag Deferred Compensation Plan, as amended and restated effective January 1, 1996 (1).	1995 Annual Report on Form 10-K

10	(g)	Directors Retirement Plan (1).	Amendment No. 1 on Form 8 dated April 5, 1990 to 1989 Annual Report on Form 10-K.

10	(h)	1998 Non-Employee Directors’ Stock Option Plan (1).	Exhibit A to Registrant’s Proxy Statement dated April 2, 1998.

10	(i)	2000 Employee Stock Incentive Plan (1).	Exhibit A to Registrant’s Proxy Statement dated April 3, 2000.

10	(j)	Maytag Corporation Deferred Compensation Plan (as adopted effective January 1, 2003) (As amended January 17, 2003) (1).	2002 Annual Report on 10K, Exhibit 10(m).

10	(k)	2002 Employee and Director Stock Incentive Plan (as amended August 8, 2002) (1).	2002 Annual Report on 10K, Exhibit 10(n).

10	(l)	Form of Stock Option Award Agreement (1).	Current Report on Form 8-K dated November 18, 2004, Exhibit 1.01 (A).

10	(m)	Form of Performance Unit Award Agreement(1).	Current Report on Form 8-K dated November 18, 2004, Exhibit 1.01 (B).

Exhibit Number		Description of Document	Incorporated Herein by Reference to	Filed with Electronic Submission

10	(n)	Separation Agreement with William L. Beer (1)	Current Report on Form 8-K dated January 18, 2005, Exhibit 99.01.

10	(o)	Separation Agreement with Thomas A. Briatico (1)	Current Report on Form 8-K dated January 18, 2005, Exhibit 99.02.

10	(p)	Maytag Corporation Deferred Compensation Plan II (As Adopted Effective December 1, 2004) (1).	Current Report on Form 8-K dated December 6, 2004, Exhibit 1.01 (A).

10	(q)	Maytag Corporation Supplemental Retirement Plan II (As Adopted Effective December 1, 2004) (1).	Current Report on Form 8-K dated December 6, 2004, Exhibit 1.01 (B).

10	(r)	Summary of Non-employee Director Compensation (1).

		Form of 2005 Executive Economic Profit Plan Award Agreement (1)	Current Report on Form 8-K dated February 9, 2005, Exhibit 10.1.

		Form of 2005 Incentive Compensation Plan for CEO(1)	Current Report on Form 8-K dated March 11, 2005, Exhibit 10.1.

		Form of Non-Employee Director Stock Option Agreement (1)	Current Report on Form 8-K dated November 9, 2005, Exhibit 10.1.

21		List of Subsidiaries of the Registrant.		X

23		Consent of Independent Registered Public Accounting Firm.		X

31.1		Certification by Ralph F. Hake, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.		X

31.2		Certification by George C. Moore, Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.		X

32.1		Certification by Ralph F. Hake, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2		Certification by George C. Moore, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X

Schedule II—Valuation And Qualifying Accounts

Maytag Corporation

Thousands of Dollars

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts- Describe	Deductions- Describe		Balance at End of Period
Year ended December 31, 2005
Allowance for doubtful accounts receivable					$3,844	(2)
					(59	)(3)

	$9,678	$9,752		$—	$3,785		$15,645

Deferred tax asset-valuation allowance

	$55,016	$389		$—	$942	(4)	$54,463

Year ended January 1, 2005
Allowance for doubtful accounts receivable					$3,701	(2)
					(104	)(3)

	$15,752	$(2,477	)(1)	$—	$3,597		$9,678

Deferred tax asset-valuation allowance

	$44,096	$10,064		$—	$(856	)(4)	$55,016

Year ended January 3, 2004
Allowance for doubtful accounts receivable					$12,174	(2)
					(113	)(3)

	$24,451	$3,362		$—	$12,061		$15,752

Deferred tax asset-valuation allowance

	$42,207	$5,431		$—	$3,542	(4)	$44,096

Footnotes:
(1)	Credit amount is a result of reversal of allowance for bad debt reserve
(2)	Uncollectible accounts written off
(3)	Effect of foreign currency translation
(4)	Netted against tax effect on charges included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet